Form 10-K
period 2016-12-31
NI Holdings, Inc.
filed 2017-04-07
CIK 1681206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission file number 001-37973

NI HOLDINGS, INC. (Exact name of registrant as specified in its charter)

NORTH DAKOTA (State or other jurisdiction of incorporation or organization)	81-2683619 (IRS Employer Identification No.)
1101 First Avenue North Fargo, North Dakota (Address of principal executive offices)	58102 (Zip Code)

(701) 298-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share Title of each class)	NASDAQ Capital Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes      No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      No ☒

The number of the Registrant’s common shares outstanding on March 31, 2017 was 23,000,000. No preferred shares are issued or outstanding.

Documents incorporated by Reference
None

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this annual report on Form 10-K:

•	“NI Holdings,” “the Company,” “we,” “us” and “our” refer to NI Holdings, Inc., together with Nodak Mutual and its subsidiaries and Battle Creek, for periods discussed prior to completion of the conversion, and for periods discussed after completion of the conversion refer to NI Holdings, Inc. and all of its subsidiaries and Battle Creek;
•	“Mutual Holding Company” and “Nodak Mutual Group” refer to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company and became a wholly owned subsidiary of NI Holdings;
•	“Nodak Insurance Company” refers to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company prior to the conversion;
•	“members” refers to the policyholders of Nodak Mutual, who are the named insureds under insurance policies issued by Nodak Mutual Insurance Company; and
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance Company, but all of its insurance policies are reinsured by Nodak Insurance Company through a 100% quota share reinsurance agreement and Battle Creek is controlled by Nodak Insurance Company as a result of an affiliation agreement between Battle Creek and Nodak Insurance Company. Battle Creek is consolidated with Nodak Insurance Company for financial accounting purposes.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “could,” “may,” “intend,” “anticipate,” “plan,” “may,” “seek,” “expect” and similar expressions. These forward-looking statements include:

•	statements of goals, intentions and expectations;
•	statements regarding prospects and business strategy; and
•	estimates of future costs, benefits and results.

The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” that could affect the actual outcome of future events.

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

PART I

Item 1.	Business

Overview

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from the mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries.

Nodak Mutual was formed in 1946 to offer property and casualty insurance to members of the North Dakota Farm Bureau. Nodak Mutual’s bylaws provide that a person must be a member and remain a member of the North Dakota Farm Bureau in order to become and remain a policyholder of Nodak Mutual. Such bylaws also require that certain members of the board of directors of Nodak Mutual must be members of the North Dakota Farm Bureau. The bylaws of Nodak Insurance Company continue to require policyholders to be members of the North Dakota Farm Bureau and provide that four members of the board of directors of Nodak Insurance Company must be members of the board of directors of the North Dakota Farm Bureau. Similarly, one-third of the members of the board of directors of Nodak Mutual Group must be persons designated by the North Dakota Farm Bureau.

The North Dakota Farm Bureau has granted Nodak Mutual a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Mutual products, including insurance products. Nodak Mutual has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. Although the current license agreement expired on March 31, 2017, the license and a new agreement between North Dakota Farm Bureau and Nodak Insurance Company became effective April 1, 2017, with a new expiration date of September 30, 2017. The agreement has historically been renewed annually by a vote of the Nodak Mutual board of directors. Under the license agreement, Nodak Mutual is required to pay to the North Dakota Farm Bureau an annual royalty payment equal to 1.3% of Nodak Mutual’s written premiums (excluding multi-peril crop insurance premiums), subject to a maximum royalty payment of $1,269,728 and a minimum payment of $900,000. The maximum royalty payment is adjusted annually based upon the Consumer Price Index as of June 1.

Nodak Insurance Company’s subsidiaries include American West Insurance Company and Primero Insurance Company. Battle Creek Mutual Insurance Company is an affiliate of Nodak Insurance Company. A more complete description of each of the Nodak Insurance Company subsidiaries is included below. Nodak Insurance Company and Battle Creek have been assigned “A” ratings by AM Best, which is the third highest out of 15 possible ratings. American West is rated A- and Primero is unrated. The consolidated financial statements presented herein reflect the consolidated financial position and results of operations of Nodak Insurance Company, American West, Battle Creek and Primero. Each of the insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

Nodak Insurance Company writes multi-peril crop, crop hail, private passenger automobile, farmowners, homeowners, and commercial property and liability policies in North Dakota. Only members of the North Dakota Farm Bureau Federation can purchase insurance coverage from Nodak Insurance Company. Nodak Insurance Company distributes its insurance products through approximately 65 exclusive agents appointed by Nodak Insurance Company.

At December 31, 2016, Nodak Mutual had consolidated assets and equity of $278.7 million and $153.4 million, respectively, and for the year ended December 31, 2016, Nodak Mutual had consolidated direct premiums written of $180.9 million, net premiums earned of $152.8 million, and net income after noncontrolling interest of $4.6 million.

The executive offices of Nodak Insurance Company are located at 1101 1st Avenue North, Fargo, North Dakota 58102, and its phone number is 701-298-4200. Nodak Insurance Company’s web site address is www.nodakins.com. Information contained on such website is not incorporated by reference into this Annual Report on Form 10-K, and such information should not be considered to be part of this Annual Report on Form 10-K.

American West Insurance Company (“American West”)

American West is licensed to write insurance in eight states in the Midwest and Western regions of the United States, but currently issues policies in South Dakota, Minnesota, and North Dakota. American West currently issues multi-peril crop, crop hail, farmowners, private passenger auto, and homeowners insurance primarily in South Dakota. American West distributes its products through independent agents located in approximately 104 offices.

Battle Creek Mutual Insurance Company (“Battle Creek”)

Battle Creek issues private passenger automobile, homeowners, and farmowners policies in Nebraska. Battle Creek distributes its policies through independent agents located in approximately 288 offices. Battle Creek became affiliated with Nodak Mutual in 2011, and Nodak Mutual provides underwriting, claims management, policy administration and other administrative services to Battle Creek. Under a 100% quota share reinsurance agreement, Battle Creek cedes 100% of its net premium income to Nodak Mutual and Nodak Mutual fully reinsures all of Battle Creek’s risk under its insurance policies. In connection with entering into the affiliation agreement, Nodak Mutual purchased a $3.0 million surplus note issued by Battle Creek. The surplus note bears interest at an annual rate of 1.0% and is payable on December 30, 2040. Battle Creek must obtain the prior approval of the Nebraska Director of Insurance before making any payment of interest or principal on the surplus note.

Pursuant to the affiliation agreement, so long as the surplus note remains outstanding or the 100% quota share reinsurance is in effect, Nodak Mutual is entitled to appoint two-thirds of the directors of Battle Creek. The affiliation agreement can be terminated by mutual written agreement of Battle Creek and Nodak Mutual, or by either party if there is a material breach of the agreement by the other party and such breach is not cured within 15 days after written notice of such breach is given by the terminating party to the other party. If Battle Creek terminated the quota share reinsurance agreement, it would not have sufficient statutory capital to continue to operate.

Primero Insurance Company (“Primero”)

Primero writes only non-standard automobile insurance in Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Mutual in 2014. Primero distributes its policies through approximately 612 independent agents.

Crop Insurance

Crop insurance is purchased by agricultural producers, including farmers, ranchers, and others to protect themselves against either the loss of their crops due to natural disasters, such as hail, drought, and floods, or the loss of revenue due to declines in the prices of agricultural products. The two general categories of crop insurance are called crop-yield insurance and crop-revenue insurance. Crop-yield insurance protects against a reduction in the yield per acre from the historical average yield in a specified area, such as a county or National Oceanic and Atmospheric Administration weather grid, while crop-revenue insurance also provides protection against declines in the price of the particular crop. Most of the multi-peril crop insurance policies written provide the policyholder with the option to calculate price-based losses on the higher of the prevailing price when the crop is planted or the price at harvest.

Beginning in 1980, the U.S. Congress expanded the federal crop insurance program to cover more crops and regions of the country. More importantly, Congress permitted private sector insurers to market and administer federal insurance policies in exchange for an opportunity to earn a profit through bearing a portion of the risk. Congress also authorized a premium subsidy for the farmers and ranchers. As a result, there was a rapid increase in the acres insured from approximately 26 million acres in 1980 to 100 million acres in 1990. The Federal Crop Insurance Reform Act of 1994 made participation in the crop insurance program mandatory for farmers to be eligible to participate in other government support programs and provided a minimum level of free catastrophic risk coverage for insured and noninsured crops. In 2016, there were approximately 23.5 million acres insured in North Dakota, 16.6 million acres in South Dakota, 17.7 million acres in Minnesota, and 291.2 million acres nationwide. Nodak Mutual, through its Battle Creek affiliate, writes a very small amount of crop insurance in Nebraska. Nodak Mutual crop insurance policies cover approximately 1.9 million acres in North Dakota, and American West crop insurance policies cover approximately 19,000 acres in South Dakota and approximately 131,000 acres in Minnesota.

Market Overview

We are the fourth largest property and casualty insurer in North Dakota where we had 2016 direct written premium of $135.1 million representing 5.6% of a $2.4 billion market. In our other primary markets, we have a much smaller market presence. We are the 36th largest writer in the $4.5 billion Nebraska market, the 54th largest writer in the $2.4 billion South Dakota market, and the 108th largest writer in the $11.2 billion Minnesota market where we focus almost exclusively on multi-peril crop insurance.

Organic Growth Strategy

Given our market presence in each of our key states, we believe we have ample opportunity to increase business in our primary markets organically. Strategies we employ to grow organically include:

•	Continued emphasis on our relationship with the North Dakota Farm Bureau, a key advocacy group for agricultural and rural interests that enjoys a high and favorable profile throughout the state;
•	Using the cost advantage created by our low expense ratio compared to peers (26.0% expense ratio in 2016 compared to an average expense ratio of our peers of 32.7%) to selectively expand market share in our primary markets;
•	Expansion and enhancement of agency relationships in Nebraska and South Dakota, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for independent agents and insureds to do business with us;
•	Selective expansion of Primero in its core markets of Nevada and Arizona as well as expansion of the nonstandard auto product in our core upper Midwest market area;
•	Excellent claims service for all insureds; and
•	Selective expansion of our participation in the federal multi-peril crop insurance program where we have experience and have developed expertise.

External Growth Strategy

We successfully acquired Primero in 2014 and acquired control of Battle Creek in 2011. American West was acquired in 2001. We believe that with the additional capital we raised through our initial public offering, we will be able to selectively make acquisitions that complement our strategy. Areas of interest include acquisition of a commercial writer and geographic expansion. The acquisition of a commercial writer would help us to better balance our book of business among personal lines insurance, multi-peril crop insurance, and commercial lines insurance where we currently write only a limited amount of business. Selective geographic expansion would help to diversify weather-related risk. Although we are open to acquisitions throughout the United States, the ability to expand in South Dakota through acquisition where our presence is not yet significant would be attractive and would bridge the market between our North Dakota and Nebraska franchises.

The completion of our initial public offering supplied additional capital needed to support substantially increased premium volume, which we expect to result from the implementation of both our organic and external growth strategies.

Products and Services

Personal lines

Nodak Mutual, Battle Creek, and American West each write private passenger auto, homeowners, and farmowners policies in the respective states in which they issue policies. Collectively, personal lines accounted for approximately $115.8 million or 64.0% of the total premiums written by the companies on a consolidated basis during 2016.

Commercial lines

In addition to the personal lines described above, Nodak Mutual and American West write commercial coverages, primarily commercial multi-peril insurance. Collectively, commercial lines accounted for approximately $5.4 million or 3.0% of the total premiums written by the companies on a consolidated basis during 2016.

Crop Insurance

Crop hail and multi-peril crop insurance policies are also offered by Nodak Mutual, Battle Creek, and American West. Collectively, crop insurance accounted for approximately $48.9 million or 27.0% of the total premiums written by the companies on a consolidated basis during 2016.

Nonstandard Auto

Primero writes only nonstandard auto insurance with a focus on minimum limit auto liability coverage. Primero’s total premiums written during 2016 were $10.8 million, which accounted for 6.0% of the total premiums written by the companies on a consolidated basis in 2016.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Nodak Insurance Company distributes its insurance products through approximately 65 exclusive agents. American West, Battle Creek and Primero rely on independent producers. We view these independent producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers annually with respect to both premium volume and profitability. Our producers will be monitored primarily by our three-person marketing staff, who also have principal responsibility for recruiting and training exclusive agents in North Dakota and independent producers in other states. We hold annual seminars for producers and conduct training programs that provide both technical training about our products and sales training about how to effectively market our products.

For the year ended December 31, 2016, none of our producers were responsible for more than 5% of the direct premiums written by our insurance companies.

Producers are compensated through a fixed base commission. Agents receive commission as a percentage of premiums (generally 5% to 15%) as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to producers with respect to crop insurance policies. Battle Creek and American West pay profit sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Mutual pays a profit sharing commission to its agents only with respect to farmowners business originated by such agents.

Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service and claims processing, resulting in a positive experience for producers and policyholders. We believe that these positive experiences result in higher policyholder retention and new business opportunities when communicated by producers and policyholders to potential customers. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

Underwriting, Risk Assessment and Pricing

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection and pricing discipline. Through our management and underwriting staff, we regularly establish rates and rating classifications for our insureds based on loss and loss adjustment expense (“LAE”) experience we have developed over the years, and the loss and LAE experience for the entire property and casualty insurance market. We have various rating classifications based on location, type of business, and other liability factors.

The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as our background, we normally set our prices based on our estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed liability. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may determine not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

Our competitive strategy in underwriting is to provide very high quality service to our producers and insureds by responding quickly and effectively to information requests and policy submissions. We maintain information on all aspects of our business, which is regularly reviewed to determine both agency and policyholder profitability. Specific information regarding individual insureds is monitored to assist us in making decisions about policy renewals or modifications.

Our underwriting staff, which also underwrites coverage issued by American West and Battle Creek, includes 22 employees with over 282 combined years of experience in property and casualty underwriting. Primero employs 4 underwriters in connection with its nonstandard auto insurance business. All of the underwriting for our crop insurance is underwritten by American Farm Bureau Insurance Services, as described in a later section.

We strive to be disciplined in our pricing by pursuing rate increases to maintain or improve our underwriting profitability while still being able to attract and retain customers. We utilize pricing reviews that we believe will help us price risks more accurately, improve account retention, and support the production of profitable new business. Our pricing reviews involve evaluating our claims experience and loss trends on a periodic basis to identify changes in the frequency and severity of our claims. We then consider whether our premium rates are adequate relative to the level of underwriting risk as well as the sufficiency of our underwriting guidelines.

Claims and Litigation Management

Our claims management philosophy involves: (i) aggressive closure of claims through prompt and thorough investigation of the facts related to the claim; (ii) equitable settlement of meritorious claims; and (iii) vigorous defense of unfounded claims as to coverage, liability or the amount claimed. Our claims team supports our underwriting strategy by working to provide a timely, good faith claims handling response to our policyholders. Claims excellence is achieved by timely investigation and handling of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves, and control of claims loss adjustment expenses.

Claims on insurance policies are received directly from the insured or through our producers. Our claims department supports our producer relationship strategy by working to provide a consistently responsive level of claim service to our policyholders. Our insurance subsidiaries are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. Generally, these laws and regulations require that we provide for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Our actuaries utilize standard actuarial techniques to project ultimate losses based on our paid and incurred loss information, as well as drawing from industry data. These projections are done using actual loss dollars and claim counts. We analyze loss trends and claims frequency and severity to determine our “best estimate” of the required reserves. We then record this best estimate in the financial statements of the applicable insurance company. Our reserve methodology is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Vice President of Operations supervises a staff of 41 employees with over 357 years of combined experience in processing property and casualty insurance claims. All claims made under our multi-peril crop and crop hail insurance policies are processed and administered by American Farm Bureau Insurance Services.

American Farm Bureau Insurance Services

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the crop hail insurance policies issued by us and approximately 21 other insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we received with respect to such policies. Nodak Mutual is a shareholder of AFBIS, along with each of the other insurers for whom AFBIS provides such services. AFBIS retains three percent of its revenues and pays all remaining profits to Nodak Mutual and the other shareholders of AFBIS. Nodak Mutual did not receive any material distributions from AFBIS in 2014, 2015 or 2016.

Fee Income

Nodak Mutual’s agents also act as producers for Farm Bureau Life Insurance Company, and Nodak Mutual receives commission income in connection with the distribution of such policies for Farm Bureau Life Insurance Company. Farm Bureau Life Insurance Company is affiliated with the Iowa Farm Bureau Federation. In 2016, 2015 and 2014, such fee income totaled $450,634, $455,440 and $470,401, respectively.

Technology

Our insurance operations rely on commercially available software to provide the information management systems platform that runs our accounting, policy underwriting and issuance, and claims processing functions. These systems permit us to integrate the accounting and reporting functions of all of our insurance operations. We utilize on-site servers for our information systems with daily backup of data. We have adopted a disaster recovery plan tailored to meet our needs and geographic location. We will seek to continuously invest in new technology to maximize our business opportunities while protecting our interests and those of our clients.

Reinsurance

Reinsurance Ceded. In accordance with insurance industry practice, we reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;
•	mitigate the effect of individual loss occurrences;

•	stabilize underwriting results;
•	decrease leverage; and
•	increase our underwriting capacity.

Reinsurance does not legally discharge the insurance company issuing the policy from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the company issuing the policy to the extent of the coverage ceded.

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. For the year ended December 31, 2016, Nodak Mutual ceded to reinsurers $32.1 million of written premiums, compared to $33.4 million of written premiums for the year ended December 31, 2015 and $26.1 million of written premiums for the year ended December 31, 2014.

The chart below illustrates the reinsurance coverage under Nodak Mutual’s excess of loss treaty for individual casualty risks:

Losses Incurred	Retained by Nodak Mutual	Ceded Under Reinsurance Treaty
Up to $600,000	100%	0.0%
$11,400,000 in excess of $600,000	0.0%	100%

The chart below illustrates the reinsurance coverage under Nodak Mutual’s excess of loss treaties for individual property risks:

Losses Incurred	Retained by Nodak Mutual	Ceded Under Reinsurance Treaty
Up to $500,000	100%	0.0%
$19,500,000 in excess of $500,000	0.0%	100%

As a group at December 31, 2016, Nodak Mutual, American West, and Battle Creek retained $5,000,000 of losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74.6 million in excess of their $5,000,000 retained risk. Effective January 1, 2017, the catastrophe retention amount was increased to $10,000,000.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. Nodak Mutual’s reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance brokers. Nodak Mutual monitors the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our current reinsurance partners have at least an “A-” rating from A.M. Best. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have experienced no significant difficulties collecting amounts due from reinsurers.

Reinsurance for multi-peril crop insurance is provided by the Federal Crop Insurance Corporation (“FCIC”). Insurers can assign each policy issued to either its “assigned risk” or “commercial” fund. The FCIC retains an increasing percentage of underwriting losses at successively higher loss ratios while ceding an increasing percentage of the premium at lower loss ratios. The commercial fund permits insurers to retain more of the underwriting gains and losses, while the assigned risk fund cedes most of the risk to the FCIC. The exact treatment of the commercial fund varies by state groups. In Group 1, which includes Illinois, Indiana, Iowa, Minnesota and Nebraska, the FCIC retains a larger share of the underwriting gains and a smaller portion of the underwriting losses when compared to all other states. Aggregate stop loss reinsurance is purchased for crop hail and multi-peril insurance. We purchase fifty percentage points of coverage above a 100% direct loss ratio for crop hail. The coverage purchased protects above the worst case loss ratio the industry has experienced in the past 15 years and more than double the worst case loss ratio Nodak Mutual has experienced. We purchase forty-five percentage points of coverage for multi-peril crop above a 105% loss ratio after the FCIC reinsurance protection. This represents the worst loss exposure given the FCIC formula, thereby capping the multi-peril loss ratio at 105%.

The following table sets forth the largest amounts of loss and LAE recoverable by Nodak Mutual from reinsurers as of December 31, 2016 (dollars in thousands) and the current A.M. Best Rating of each as of August 1, 2016.

Reinsurance Company	Loss & LAE Recoverable On Unpaid Claims	Percentage of Total Recoverable	A.M. Best Rating
American Agricultural Insurance Company	$2,782	38.7%	A-
Aspen Insurance UK LTD	375	5.2%	A-
Federal Crop Insurance Corporation	579	8.0%	NR
Hannover Rueck SE	695	9.7%	A+
Maiden Reinsurance Company of the US	1,072	14.9%	A-
Partner Reins Company of the US	570	7.9%	A
QBE Reinsurance Corporation	939	13.1%	A
Other	180	2.5%	A+
Total	$7,192	100%

Reinsurance Assumed. Nodak Mutual assumes 100% of the risk under policies written by Battle Creek. Except for Battle Creek, Nodak Mutual generally does not assume risks from other insurance companies. However, Nodak Mutual is required by statute to participate in certain residual market pools. This participation requires Nodak Mutual to assume business for property exposures that are not insured in the voluntary marketplace. Nodak Mutual participates in these residual markets pro rata on a market share basis.

Through American Agriculture Insurance Company, Nodak Mutual participates in both domestic and international property insurance pools. Annually, Nodak Mutual reviews the available pools and selects the pools in which it will participate. No multi-peril crop or crop hail insurance policies are included in such pools. Participation in such pools provides Nodak Mutual with the opportunity to diversify its risk while increasing its annual earned premiums. In 2016, 2015 and 2014, Nodak Mutual assumed $3.7 million, $3.5 million, and $4.1 million of premiums, respectively, from such pools.

Beginning on January 1, 2016, Nodak Mutual assumed 100% of the crop hail premiums and losses from American West Insurance Company and Rural Mutual Insurance Company (a company affiliated with the Wisconsin Farm Bureau Federation). The business was then pooled with Nodak Mutual’s crop hail business and proportionately retro-ceded back to each participant. This crop hail pool allows Nodak Mutual and American West to diversify their risk across an additional geographic region.

Loss and LAE Reserves

Nodak Mutual is required by applicable insurance laws and regulations to maintain reserves for payment of loss and LAE. These reserves are established for both reported claims and for claims incurred but not reported (“IBNR”), arising from the policies we have issued. The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Estimating the ultimate liability for losses and LAE is an inherently uncertain process. Therefore, the reserve for losses and LAE does not represent an exact calculation of that liability. Our reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss, to the extent determinable at the time. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid losses and LAE for reported claims.

Each quarter, Nodak Mutual computes its estimated ultimate liability using its principles and procedures. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of Nodak Mutual for the years ended December 31, 2016, 2015 and 2014, prepared in accordance with GAAP.

	Years ended December 31,
	2016	2015	2014
Balance at beginning of year:
Unpaid losses and loss adjustment expenses	$45,342	$50,518	$46,899
Reinsurance recoverable on unpaid losses	5,109	5,676	4,841
Net balance at beginning of year	40,233	44,842	42,058
Tri-State Acquisition
Liability for unpaid loss and LAE	$—	$—	$5,172
Reinsurance ceded	—	—	—
Net liability assumed	—	—	5,172
Incurred related to:
Current year	123,264	92,764	97,274
Prior years	(4,756)	(8,888)	(7,968)
Total Incurred	118,508	83,876	89,306

Paid related to:
Current year	90,772	70,290	75,422
Prior years	15,529	18,195	16,272
Total paid	106,301	88,485	91,694

Balance at end of year:
Unpaid losses and loss adjustment expenses	59,632	45,342	50,518
Reinsurance recoverable on unpaid losses	7,192	5,109	5,676

Net balance at end of year	$52,440	$40,233	$44,842

The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable or adverse development).

Reconciliation of Reserve for Loss and LAE

The following table shows the development of Nodak Mutual’s reserves for unpaid loss and LAE from 2006 through 2016 per generally accepted accounting principles (“GAAP”). The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

	As of December 31, 2016
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Dollars in thousands)
Liability for unpaid loss and LAE, net of reinsurance recoverables	$30,083	$30,360	$29,698	$30,908	$28,266	$23,302	$25,466	$42,058	$44,842	$40,233	$52,440
Cumulative amount of liability paid through
One year later	7,703	10,740	13,550	12,247	11,691	11,911	5,056	16,249	18,166	14,932	—
Two years later	11,246	13,553	17,278	16,323	12,362	9,053	8,654	20,899	20,802	—	—
Three years later	13,476	14,813	17,489	16,408	15,104	11,245	11,636	21,224	—	—	—
Four years later	13,940	15,399	17,619	17,552	15,536	13,195	11,631	—	—	—	—
Five years later	14,252	15,348	17,774	17,838	16,662	13,092	—	—	—	—	—
Six years later	14,092	15,492	17,955	18,682	16,627	—	—	—	—	—	—
Seven years later	14,167	15,537	18,617	18,405	—	—	—	—	—	—	—
Eight years later	14,204	16,171	18,139	—	—	—	—	—	—	—	—
Nine years later	14,838	15,667	—	—	—	—	—	—	—	—	—
Ten years later	14,335	—	—	—	—	—	—	—	—	—	—
Liability Estimated After
One year later	22,890	24,082	22,989	26,363	24,049	18,691	22,337	34,074	35,926	34,880	—
Two years later	19,106	19,831	23,100	23,492	19,815	20,144	18,788	30,380	33,058	—	—
Three years later	16,782	17,835	21,931	20,763	20,518	17,678	16,620	28,871	—	—	—
Four years later	15,776	17,586	20,082	21,516	19,356	16,294	15,459	—	—	—	—
Five years later	15,812	16,989	20,031	20,724	18,403	15,184	—	—	—	—	—
Six years later	15,363	16,927	19,531	19,836	17,841	—	—	—	—	—	—
Seven years later	15,438	16,860	19,251	19,306	—	—	—	—	—	—	—
Eight years later	15,408	16,720	18,696	—	—	—	—	—	—	—	—
Nine years later	15,339	16,082	—	—	—	—	—	—	—	—	—
Ten years later	14,623	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability – end of year	39,111	38,913	53,770	51,413	39,332	38,852	38,007	46,900	50,518	45,342	59,632
Reinsurance recoverable	9,028	8,553	24,072	20,505	11,066	15,550	12,541	4,842	5,676	5,109	7,192
Net liability – end of year	30,083	30,360	29,698	30,908	28,266	23,302	25,466	42,058	44,842	40,233	52,440
Gross re-estimated liability – latest	19,546	24,943	34,815	31,784	26,844	30,178	25,061	32,804	38,610	40,251	—
Re-estimated reinsurance recoverables – latest	4,923	8,861	16,119	12,478	9,003	14,994	9,602	3,933	5,552	5,371	—
Net re-estimated liability - latest	14,623	16,082	18,696	19,306	17,841	15,184	15,459	28,871	33,058	34,880	—
Gross cumulative redundancy (deficiency)	19,565	13,970	18,955	19,629	12,488	8,674	12,946	14,096	11,907	5,091	—

Investments

Nodak Mutual’s investments in debt and equity securities are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a component of equity net of taxes. The goal of Nodak Mutual’s investment activities is to complement and support its overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

An important component of Nodak Mutual’s operating results has been the return on invested assets. Nodak Mutual’s investment objectives are (i) growth and preservation of capital, (ii) achieving favorable returns on invested assets through investment in high quality income producing assets, and (iii) assuring proper levels of liquidity to fund expected operating needs. See “Item 7A. Quantitative and Qualitative Information about Market Risk.”

In addition to any investments prohibited by the insurance laws and regulations of North Dakota and any other applicable states, Nodak Mutual’s investment policy prohibits the following investments and investing activities:

•	Commodities and futures contracts
•	Options (except covered call options)
•	Non-investment grade debt obligations at time of purchase
•	Interest only, principal only, and residual tranche collateralized mortgage obligations
•	Private placements
•	Foreign currency trading
•	Limited partnerships other than publicly traded master limited partnerships
•	Convertible securities
•	Venture capital investments
•	Real estate properties
•	Securities lending
•	Portfolio leveraging, i.e., margin transactions
•	Short selling

Nodak Mutual’s investment committee approved its investment policy and reviews the policy periodically. Nodak Mutual’s investment portfolio is managed by Conning, Inc.

The following table sets forth information concerning Nodak Mutual’s investments (dollars in thousands).

	December 31,
	2016		2015		2014
	Cost or Amortized Cost	Estimate Fair Value	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
U.S. Government and agencies	$5,834	$6,050	$1,961	$2,060	$1,466	$1,580
States, territories and possessions and political subdivisions	68,915	69,396	69,218	71,724	61,873	64,687
Corporate securities	50,610	51,170	49,490	48,883	40,072	41,338
Residential mortgage-backed securities	22,750	22,637	21,407	21,462	18,541	18,832
Commercial mortgage-backed securities	8,033	8,096	6,370	6,414	5,254	5,339
Asset backed securities	4,118	4,121	2,905	2,900	1,384	1,392
Total Fixed Income Securities	160,260	161,470	151,351	153,443	128,590	133,168
Equity Securities	11,511	25,917	12,330	27,783	11,125	29,238
Total	$171,771	$187,387	$163,681	$181,226	$139,715	$162,406

The table below sets forth the maturity profile of Nodak Mutual’s debt securities at December 31, 2016. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (dollars in thousands).

	December 31, 2016
	Amortized Cost	Estimated Fair Value (1)
Less than one year	$10,935	$11,069
One through five years	45,904	46,891
Five through ten years	55,430	55,619
Greater than ten years	13,090	13,037
Mortgage/asset-backed securities	34,901	34,854
Total debt securities	$160,260	$161,470

(1)	Debt securities are carried at fair value. See Note 2 in Nodak Mutual’s financial statements.

At December 31, 2016, the average maturity of Nodak Mutual’s fixed income investment portfolio was 5.14 years and the average duration was 4.39 years. As a result, the fair value of Nodak Mutual’s investments may fluctuate significantly in response to changes in interest rates. In addition, Nodak Mutual may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

Nodak Mutual uses quoted values and other data provided by independent pricing services as inputs in its process for determining fair values of its investments. The pricing services cover substantially all of the securities in Nodak Mutual’s portfolio for which publicly quoted values are not available. The pricing services’ evaluations represent an exit price, a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable.

Nodak Mutual’s investment manager provides it with pricing information that it utilizes, together with information obtained from independent pricing services, to determine the fair value of its fixed maturity securities. After performing a detailed review of the information obtained from the pricing service, no adjustment was made to the values provided.

Nodak Mutual’s average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Average cash and invested assets	$202,735	$191,987	$178,265
Net investment income	4,246	4,184	4,133
Return on average cash and invested assets	2.1%	2.2%	2.3%

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

Nodak Mutual and Battle Creek are rated “A” by A.M. Best, which is the third highest out of 15 possible ratings. A.M. Best has assigned Nodak Mutual a “positive outlook” and Battle Creek a “stable outlook.” American West is rated A- (stable outlook), and Primero is unrated because the nature of its business is not ratings sensitive. In evaluating a company’s financial and operating performance, A.M. Best reviews:

•	the company’s profitability, leverage and liquidity;
•	its book of business;
•	the adequacy and soundness of its reinsurance;
•	the quality and estimated fair value of its assets;
•	the adequacy of its reserves and surplus;
•	its capital structure;
•	the experience and competence of its management; and

•	its marketing presence.

If we are unable to maintain at least an “A-” rating from A.M. Best, it may impair our ability to compete effectively.

Competition

The property casualty and crop insurance markets are highly competitive. Nodak Insurance Company competes with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for personal auto and homeowners are State Farm, Progressive, American Family, QBE, Farmers Union, and Auto-Owners. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. Based on 2015 data, Nodak Insurance Company is the largest writer of farmowners insurance in North Dakota. Our largest competitors are Farmers Union, North Star Mutual, and American Family. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers. Certain of these competitors have substantially greater financial, technical, and operating resources than we do and may be able to offer lower rates or higher commissions to their producers.

Total reported premiums written for multi-peril crop insurance in 2016 was $853 million in North Dakota and $587 million in Minnesota. The direct written premiums of Nodak Mutual for multi-peril crop insurance in North Dakota were $38.7 million in 2016, $40.0 million in 2015, and $42.3 million in 2014. In Minnesota, our multi-peril crop insurance premiums were $3.5 million in 2016, $2.7 million in 2015 and $2.5 million in 2014. Nodak Mutual wrote less than $1.0 million in crop insurance in Nebraska and South Dakota for each of the last three years. The principal competitors in our markets for multi-peril crop insurance are Chubb, RCIS, QBE, and Great American. Accordingly, we believe our company can prudently expand its crop insurance business in its existing territories.

The premiums for crop insurance are established by the RMA, and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the North Dakota Farm Bureau and our leading market share play are significant factors in maintaining and expanding our market share of the crop insurance business in North Dakota.

With respect to writing property and casualty insurance, we compete on a number of factors such as pricing, agency relationships, policy support, claim service, and market reputation. Like other writers of property and casualty insurance, our policy terms vary from state to state based on the maximum prescribed limits in each state, as established by state law. We believe our company differentiates itself from many larger companies competing for this business by focusing on ease of doing business and providing excellent claims service with local, knowledgeable employees.

To compete successfully in the property and casualty insurance market, we rely on our ability to: identify insureds that are most likely to produce an underwriting profit; operate with a disciplined underwriting approach; practice prudent claims management; reserve appropriately for unpaid claims; and provide quality service and competitive commissions to our independent and captive agents.

Regulation

General

We are subject to extensive regulation, particularly at the state level. The method, extent, and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. In general, such regulation is intended for the protection of those who purchase or use insurance products, not the companies that write the policies. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy, and underwriting standards.

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and the operations of such companies and their respective accounts are subject to examination by those departments at any time. Our insurance company subsidiaries prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. North Dakota generally conforms to National Association of Insurance Commissioners (“NAIC”) practices and procedures, so its examination reports and other filings generally are accepted by other states.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In the states in which our insurance company subsidiaries write insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. The premium rates for multi-peril crop insurance are established by the RMA. See “Item 1. Business — Crop Insurance.”

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or non-renew policies. Laws and regulations that limit cancellation and non-renewal may restrict our ability to exit unprofitable marketplaces in a timely manner.

Crop Insurance

The crop hail and multi-peril crop insurance business is overseen by the federal government through the RMA. The RMA outlines policy language, establishes premium rates, and develops loss adjustment procedures for insurance programs under the federal crop insurance program. In addition, through the FCIC, the RMA provides premium subsidies to farmers and sets the commission percentages that can be paid to agents. The RMA also provides oversight to the approved insurance providers (“AIPs”). The AIPs are required to use the policies, premium rates, and loss adjustment procedures set by the RMA without modification and are required to issue a policy to any eligible applicant regardless of risk or profitability. Not more often than every five years, the AIPs renegotiate the contract with the RMA, known as the Standard Reinsurance Agreement, or SRA, which outlines items such as reporting requirements and claims handling procedures, proportional and non-proportional reinsurance terms, and the level of administrative and operating reimbursement paid to insurers. The RMA also conducts audits of insurers with respect to claims and loss adjustment procedures.

Examinations

Examinations are conducted every three to five years by the Departments of Insurance where the insurance companies are domiciled. Nodak Mutual and American West were last examined by the Department as of December 31, 2011. The examination did not result in any adjustments to the financial position, nor were there any substantive qualitative matters indicated in the examination report that had a material adverse impact on the operations of either company. Battle Creek was last examined by the Nebraska Insurance Department as of December 31, 2011, and the last examination of Primero by the Nevada Insurance Department was as of December 31, 2012.

NAIC Risk-Based Capital Requirements

North Dakota and most other states have adopted the NAIC system of risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level the regulatory authority is mandated to place the company under its control. The capital levels of our insurance company subsidiaries have never triggered any of these regulatory capital levels. We cannot assure you, however, that the capital requirements applicable to such companies will not increase in the future.

NAIC Ratios

The NAIC also has developed a set of 11 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended

December 31, 2016, 2015 and 2014, none of our insurance company subsidiaries produced results outside the acceptable range for more than two of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. North Dakota requires insurers domiciled in North Dakota to include an enterprise risk assessment in its annual report. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, Nodak Insurance Company intends to incorporate those elements of ORSA that it believes constitute “best practices” into its annual internal enterprise risk assessment.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2016, 2015 and 2014, we paid no assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments under these laws. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for crops, flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us. See “Item 1. Business — Crop Insurance.”

We are also subject to the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), both of which require us to protect the privacy of our customers’ information, including health and credit information.

Sarbanes-Oxley Act of 2002

Enacted in 2002, the stated goals of the Sarbanes-Oxley Act of 2002, or SOX, are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. As a public company, we will be subject to most of the provisions of SOX in 2017.

SOX includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related regulations.

Privacy

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Nodak Mutual and its subsidiaries have each implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

OFAC

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (“the SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person, and file a report with OFAC.

JOBS Act

We are an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting, and corporate governance requirements. We currently intend to avail ourselves of the reduced disclosure obligations available under the JOBS Act.

Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an EGC for up to five years following our initial public offering (“IPO”), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, as an EGC, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require shareholder approval of executive compensation and golden parachutes.

Dividends

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance Company during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2016, the amount available for payment of dividends by Nodak Insurance Company in 2017 without the prior approval of the North Dakota Insurance Department is approximately $13.9 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the North Dakota Insurance Department. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

Holding Company Laws

Most states, including North Dakota, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information, including information concerning the operations of companies within the holding company group that may materially affect the operations, management or financial condition of the insurers within the group. Pursuant to these laws, the North Dakota Insurance Department requires disclosure of material transactions involving an insurance company and its affiliates, and requires prior notice and/or approval of certain transactions, such as “extraordinary dividends” distributed by the insurance company. Under these laws, the North Dakota Insurance Department will have the right to examine us and Nodak Insurance Company at any time.

All transactions within our consolidated group affecting our insurance company subsidiaries must be fair and equitable. Notice of certain material transactions between Nodak Insurance Company and any person or entity in our holding company system will be required to be given to the North Dakota Insurance Department. Certain transactions cannot be completed without the prior approval of the North Dakota Insurance Department.

Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In North Dakota, the acquisition of 10% or more of the outstanding voting securities of an insurer or its holding company is presumed to be a change in control. North Dakota law also prohibits any person or entity from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a North Dakota insurer if, after the acquisition, the person or entity would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a North Dakota insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the North Dakota Insurance Department.

Employees

As of December 31, 2016, Nodak Mutual and its subsidiaries had 129 full time employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Item 1A.	Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition and future results.

Risks Related to Our Business and Industry

Catastrophic or other significant natural or man-made losses may negatively affect our financial condition and operating results.

As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. The frequency, number and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Approximately 74.7% of Nodak Mutual’s consolidated premiums in 2016 was written in North Dakota. Because Nodak Mutual’s business is concentrated in North Dakota, adverse developments from severe weather events such as hail storms, flooding or droughts affecting a large portion of North Dakota would have a disproportionately greater effect on Nodak Mutual’s financial condition and results of operations than if its business were less geographically concentrated. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados and other storms.

We attempt to reduce our exposure to catastrophe losses through the underwriting process and by obtaining reinsurance coverage. However, in the event that we experience catastrophe losses, we cannot assure you that our unearned premiums, loss reserves and reinsurance will be adequate to cover these risks. In addition, because accounting rules do not permit insurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations. Our ability to write new business also could be adversely affected.

Our financial condition and results of operations also are affected periodically by losses caused by natural perils such as those described above that are not deemed a catastrophe. If a number of these events occur in a short time period, it may materially affect our financial condition and results of operations.

Any downgrade in our A.M. Best rating could affect our ability to write new business or renew our existing business, which would lead to a decrease in revenue and net income.

Third-party rating agencies, such as A.M. Best, periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. Ratings assigned by A.M. Best are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are reviewed at least annually, represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Therefore, our A.M. Best rating should not be relied upon as a basis for an investment decision to purchase our common stock.

Nodak Mutual holds a financial strength rating of “A” (Excellent) by A.M. Best, the third highest rating out of 15 rating classifications. Nodak Mutual has held an “A” rating for the past five years. Our most recent rating by A.M. Best was issued on March 16, 2017. Battle Creek also holds an “A” rating and American West holds an “A-” rating. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential producers to choose other more highly rated competitors or reduce our ability to obtain reinsurance. See “Item 1. Business — A.M. Best Rating.”

A significant percentage of Nodak Mutual’s written premiums and net profits are generated from its multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program would have a material adverse effect on the revenues and income of Nodak Insurance Company.

In 2016, 2015 and 2014, 23.6%, 24.9% and 27.6%, respectively, of Nodak Mutual’s statutory net written premiums were generated from its multi-peril crop insurance line of business and 156.2%, 50.4% and 85.3% of Nodak Mutual’s statutory net income were attributable to this line of business. Through the Federal Crop Insurance Corporation, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have a material adverse effect on our revenues and income.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties and have fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition (a so-called “soft market”), followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition (a so-called “hard market”). The industry’s profitability can be affected significantly by:

•	estimates of rising levels of actual costs that are not known by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made and natural catastrophes;
•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition. Based on our analysis of the underwriting capacity and price competition in the current market, we believe that we are neither in a “soft market” or “hard market” phase of the insurance industry cycle. If other insurers seek to expand the kinds or amounts of insurance coverage they offer, this could result in increased underwriting capacity and competition and declining pricing as some insurers seek to maintain market share at the expense of underwriting discipline.

Competition for potential acquisitions from other property and casualty insurers could increase the price that NI Holdings will be required to pay in connection with future acquisitions.

Over-capacity in the property and casualty market has led other market participants to seek acquisitions in order to generate revenue growth. These market conditions may cause significant competition for acquisitions and increase the price for acquisitions. This competitive market could impede execution of NI Holdings’ growth strategy.

Integration of existing businesses and future acquisitions may require a significant investment of management’s time and distract management from the day to day operations of NI Holdings’ business.

Nodak Mutual has spent considerable time and effort integrating Battle Creek Mutual Insurance Company and Primero Insurance Company in the areas of sales and marketing, operations, financial reporting, and employee benefits. Future acquisitions will require additional integration, particularly to realize the anticipated coordination designed to drive revenue growth and reduce costs. NI Holdings’ executive management staff is small, and there can be no assurance that acquisitions will be successfully executed and integrated.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to locate profitable business opportunities, meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify qualified employees or agents or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively and maintain underwriting discipline could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to grow our business if our insurance company subsidiaries cannot maintain and grow their agent relationships, or if consumers seek other distribution methods offered by our competitors.

Our ability to retain existing agents, and to attract new independent agents, is essential to the continued growth of our business. If independent agents find it easier to do business with our competitors, our agent base may erode and, as a result, be unable to retain existing business or generate sufficient new business. While we believe that we have good relationships with our independent agents, we cannot be certain that these agents will continue to sell our products instead of our competitors’ products.

While our products are sold through either independent or captive agents, our competitors may sell insurance through other delivery models, including the internet, direct marketing, or other emerging alternative distribution methods. To the extent that current and potential policyholders change their insurance shopping preferences, this may have an adverse effect on our ability to grow, our financial position, and our results of operations.

Our success depends on the ability of our insurance company subsidiaries to underwrite risks accurately and to price our commercial and personal lines insurance products accordingly.

The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions in setting prices. If our insurance subsidiaries fail to assess accurately the risks that they assume in our commercial and personal lines products, they may fail to charge adequate premium rates, which could impact our profitability and have a material adverse effect on our financial condition, results of operations or cash flows. Their ability to assess their policyholder risks and to price their products accurately is subject to a number of risks and uncertainties, including, but not limited to:

•	Competition from other providers of property and casualty insurance;
•	Price regulation by insurance regulatory authorities;
•	Selection and implementation of appropriate rating formulae or other pricing methodologies;
•	Availability of sufficient reliable data;
•	Uncertainties inherent in estimates and assumptions generally;
•	Adverse changes in claim results;
•	Incorrect or incomplete analysis of available data;
•	Our ability to predict policyholder retention, investment yields and the duration of liability for losses and LAE accurately; and
•	Unanticipated effects of court decisions, legislation, or regulation, including those related to legal liability for damages by our insureds.

These risks and uncertainties could cause our insurance subsidiaries to underprice their policies, which would negatively affect their results of operations, or to overprice their policies, which could reduce their competitiveness. Either such event could have a material adverse effect on their financial condition, results of operations and cash flows.

Under the federal crop insurance program, each insurer is required to accept every application for multi-peril crop insurance that we receive, and the premiums and the policy terms are set by the Risk Management Administration, which is the federal government agency administering the federal crop insurance program. Accordingly, no policy underwriting is necessary in connection with our multi-peril crop insurance line of business. We, and several other crop insurers, rely on AFBIS to underwrite our crop hail insurance line of business. Unlike the multi-peril crop business, however, we have the ability to decline to issue any policy if we believe the policy will expose us to too much risk in a particular geographic area or if we are unwilling to insure the crop that the policy would cover. If we accept the application for crop hail insurance, however, we could incur losses if AFBIS fails to adequately underwrite and price such coverage.

Our results and financial condition may be affected by a failure of our insurance subsidiaries to establish adequate loss and LAE reserves or by adverse development of prior year reserves.

Nodak Mutual maintains reserves to cover amounts it estimates will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and LAE reserves is a difficult and complex process involving many variables and subjective judgments. Liability for losses and LAE is the largest liability of Nodak Mutual and represents the financial statement item most sensitive to estimation and judgment. In developing its estimates of losses and LAE, Nodak Mutual has evaluated and considered actuarial projection techniques based on its assessment of facts and circumstances then known, historical loss experience data and estimates of anticipated trends. This process assumes that past experience, adjusted for the effects of current developments, changes in operations and anticipated trends, constitutes an appropriate basis for predicting future events. While Nodak Mutual believes that its loss and LAE reserves are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted. Any such adjustment could have a material impact on our financial condition and results of operations. There can be no assurance that the estimates of such liabilities will not change in the future. For additional information on our loss and LAE reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors and computer or telecommunications systems malfunctions. Our business depends on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.

Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.

We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our multi-peril crop line of business. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, floods or tornados, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.

Our revenues and financial results may fluctuate with interest rates, investment results and developments in the securities markets.

Nodak Mutual invests the premiums it receives from policyholders until cash is needed to pay insured claims or other expenses. Investment securities represent one of the largest categories of assets of Nodak Mutual. The fair value of its investment holdings is affected by general economic conditions and changes in the financial and credit markets. Nodak Mutual relies on the investment income produced by its investment portfolio to contribute to its profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed-income securities. In addition, deteriorating economic conditions could impact the value of our equity securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities deemed other-than-temporary. These changes could have a material adverse effect on our financial condition, results of operations or cash flows. The investment portfolio of Nodak Mutual is also subject to credit and cash flow risk, including risks associated with its investments in asset-backed and mortgage-backed securities. Because Nodak Mutual’s investment portfolio is the largest component of its assets and a multiple of its policyholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain investment holdings. See “Item 7. Quantitative and Qualitative Information about Market Risk.”

Any acquisitions we make could disrupt our business and harm our financial condition or results of operations.

As part of our growth strategy, we will continue to evaluate opportunities to acquire other property and casualty insurers and insurance-related fee income businesses. Acquisitions that we may make or implement in the future entail a number of risks that could materially adversely affect our business and operating results, including:

•	Problems integrating the acquired operations with our existing business;
•	Operating and underwriting results of the acquired operations not meeting our expectations;
•	Diversion of management’s time and attention from our existing business;
•	Need for financial resources above our planned investment levels;
•	Difficulties in retaining business relationships with agents and policyholders of the acquired company;
•	Risks associated with entering markets in which we lack extensive prior experience;
•	Tax issues associated with acquisitions;
•	Acquisition-related disputes, including disputes over contingent consideration and escrows;
•	Potential loss of key employees of the acquired company; and
•	Potential impairment of related goodwill and intangible assets.

We could be adversely affected by the loss of our existing management or key employees.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in crop insurance, replacing key employees in that line of our business could be challenging. Our key officers include: Michael J. Alexander, our President and Chief Executive Officer, Brian R. Doom, our Vice President of Finance and Chief Financial Officer, Patrick W. Duncan, our Vice President of Operations, and William D. Thompson, our Vice President of Sales and Marketing. These key officers have an average of 27 years of experience in the property and casualty and crop insurance industry.

Our employment and other agreements with our key officers do not include covenants not to compete or non-solicitation provisions because they are unenforceable under North Dakota law.

Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. Nodak Mutual uses reinsurance arrangements to limit and manage the amount of risk it retains, to stabilize its underwriting results and to increase its underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of reinsurance maintained will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew the current coverage maintained by Nodak Mutual or obtain new coverage, it may be difficult for us to manage our underwriting risks and operate our business profitably.

If our reinsurers do not pay our claims in accordance with our reinsurance agreements, we may incur losses.

We are subject to loss and credit risk with respect to the reinsurers with whom Nodak Mutual deals because buying reinsurance does not relieve us of our liability to policyholders. If such reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. Nodak Mutual secures reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of such reinsurers is “A-” (Excellent), which is the fourth highest of fifteen ratings. See “Item 1. Business — Reinsurance.”

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

Nodak Mutual and American West are currently regulated by the North Dakota Insurance Department. Battle Creek is regulated by the Nebraska Insurance Department, and Primero is regulated by the Nevada Insurance Department. All four companies are also subject to regulation, to a more limited extent, by the insurance departments of other states in which they do business. The failure to comply with the laws and regulations of each jurisdiction could subject NI Holdings to sanctions and fines, including the cancelation or suspension of its license. Because approximately 74.7% of our consolidated direct premiums written originate from business written in North Dakota, the cancellation or suspension of our license in North Dakota, as a result of any failure to comply with the applicable insurance laws and regulations, would result in the most severe impact on our financial condition and results of operations.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;
•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;
•	licensing of insurers and their producers;
•	advertising and marketing practices;
•	restrictions on the nature, quality and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;

•	claims practices;
•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses and other purposes.

Insurance Departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. The last examination of both Nodak Mutual and American West by the North Dakota Insurance Department was as of December 31, 2011. The last examination of Battle Creek by the Nebraska Insurance Department was as of December 31, 2011, and the last examination by the Nevada Insurance Department of Primero was as of December 31, 2012.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

We could be adversely affected by any interruption to our ability to conduct business at our current location.

Our business operations could be substantially interrupted by flooding, snow, ice, and other weather-related incidents, or from fire, power loss, telecommunications failures, terrorism, or other such events. In such an event, we may not have sufficient redundant facilities to cover a loss or failure in all aspects of our business operations and to restart our business operations in a timely manner. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business. See “Business — Technology.”

Assessments and premium surcharges for state guaranty funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies authorized to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all insurance companies doing business in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. See “Item 1. Business — Regulation.”

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Future changes in financial accounting standards or practices or existing tax laws may adversely affect our reported results of operations.

Financial accounting standards in the United States are constantly under review and may be changed from time to time. We would be required to apply these changes when adopted. Once implemented, these changes could materially affect our financial condition and results of operations and/or the way in which such financial condition and results of operations are reported. Similarly, we will be subject to taxation in the United States and a number of state jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time.

We face uncertainties related to the effectiveness of internal controls, particularly with regard to our operating subsidiaries’ financial reporting controls and information technology security.

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of internal control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote. Deficiencies or weaknesses that are not yet identified could emerge, and the identification and correction of these deficiencies or weaknesses could have a material impact on our results of operations.

We will be required to publicly report on deficiencies or weaknesses in our internal controls that meet a materiality standard as required by law. Management may, at a point in time, categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become a reportable condition that could have a material impact on our results of operations.

Risks Related to Our Common Stock

Our return on equity may be low compared to other insurance companies. A low return could lower the trading price of our common stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of an insurance company to its peers. Our return on equity is expected to be reduced due to the large amount of capital that we raised in our initial public offering and expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan (“ESOP”) and planned equity incentive plan. Until we can increase our earned premiums and net income, we expect our return on equity to be below the median return on equity for publicly traded insurance companies, which may negatively affect the value of our common stock.

Additional expenses from new stock-based benefit plans will adversely affect our profitability.

Subject to approval by our shareholders, we intend to adopt an equity incentive plan no earlier than six months after the date we completed the conversion. Under the proposed equity incentive plan, we may award participants restricted shares of our common stock or options to purchase shares of our common stock. Restricted stock awards will be made at no cost to the participants. The number of shares of common stock that may be issued pursuant to restricted stock awards and the number of shares issuable upon exercise of stock option awards under the plan has not been determined by our board of directors.

The additional compensation expense resulting from the ESOP and the proposed equity incentive plan will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses for our ESOP when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. These benefit expenses in the first year following our initial public offering have been estimated to be approximately $240,000. Actual expenses, however, may be higher or lower, depending on the price of our common stock.

Nodak Mutual Group’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of shareholders and will prevent shareholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Nodak Mutual Group owns a majority of our outstanding common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of shareholders. The votes cast by Nodak Mutual Group may not be in your personal best interests as a shareholder. For example, Nodak Mutual Group may exercise its voting control to defeat a shareholder nominee for election to the board of directors of NI Holdings. Moreover, Nodak Mutual Group’s ability to elect the board of directors of NI Holdings restricts the ability of the minority shareholders of NI Holdings to effect a change of control of management. In addition, shareholders are not able to force a merger or second-step conversion transaction without the consent of Nodak Mutual Group as such transactions will require the approval of at least a majority of the board of directors of NI Holdings. Some shareholders may desire a sale or merger transaction, since shareholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Our status as an insurance holding company with no direct operations could adversely affect our ability to fund operations, conduct future share repurchases, or meet our debt obligations.

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases and debt-related amounts are net proceeds from our initial public offering retained at the holding company, management fees and dividends from our subsidiaries. The payment of dividends by Nodak Insurance Company will be restricted by North Dakota’s insurance law. American West and Primero historically have not paid dividends to Nodak Mutual.

Statutory provisions and provisions of our articles and bylaws may discourage takeover attempts of NI Holdings that you may believe are in your best interests or that might result in a substantial profit to you.

We are subject to provisions of North Dakota corporate and insurance law that hinder a change of control. North Dakota law requires the North Dakota Insurance Department’s prior approval of a change of control of an insurance holding company. Under North Dakota law, the acquisition of 10% or more of the outstanding voting stock of an insurer or its holding company is presumed to be a change in control. Approval by the North Dakota Insurance Department may be withheld even if the transaction would be in the shareholders’ best interest if the North Dakota Insurance Department determines that the transaction would be detrimental to policyholders.

Our articles of incorporation and bylaws also contain provisions that may discourage a change in control. These provisions include:

•	A prohibition on a person, including a group acting in concert, other than Nodak Mutual Group, from acquiring voting control of more than 10% of our outstanding stock without prior approval of our board of directors;
•	A classified board of directors divided into three classes serving for successive terms of three years each;
•	The prohibition of cumulative voting in the election of directors;
•	The requirement that nominations for the election of directors made by shareholders and any shareholder proposals for inclusion on the agenda at any shareholders’ meeting must be made by notice (in writing) delivered or mailed to us not less than 90 days prior to the meeting;
•	The prohibition of shareholders’ action without a meeting (except for actions taken by Nodak Mutual Group) and of shareholders’ right to call a special meeting;
•	The requirement imposing a mandatory tender offer requirement on a shareholder other than Nodak Mutual Group that has a combined voting power of 35% or more of the votes that our shareholders are entitled to cast, unless acquisition of such voting power by such shareholder was approved by our board of directors;
•	The requirement that the foregoing provisions of our articles of incorporation can only be amended by an affirmative vote of shareholders entitled to cast at least 80% of all votes that shareholder are entitled to cast, unless approved by an affirmative vote of at least 80% of the members of the board of directors; and
•	The requirement that certain provisions of our bylaws can only be amended by an affirmative vote of shareholders entitled to cast at least 66 2/3%, or in certain cases 80%, of all votes that shareholders are entitled to cast.

These provisions may serve to entrench management and may discourage a takeover attempt that you may consider to be in your best interest or in which you would receive a substantial premium over the current market price. These provisions may make it extremely difficult for any one person, entity or group of affiliated persons or entities to acquire voting control of NI Holdings, with the result that it may be extremely difficult to bring about a change in the board of directors or management. Some of these provisions also may perpetuate present management because of the additional time required to cause a change in the control of the board. Other provisions make it difficult for shareholders owning less than a majority of the voting stock to be able to elect even a single director.

Ownership of a majority of our stock by Nodak Mutual Group will make removal of the management difficult.

Nodak Mutual Group owns 55% of our outstanding capital stock. Therefore, it has the power to take actions that nonaffiliated shareholders may deem to be contrary to the shareholders’ best interests. In addition, certain provisions of our articles of incorporation, such as the existence of a classified board of directors, the prohibition of cumulative voting for the election of directors, and the prohibition on any person or group acquiring and having the right to vote in excess of 10% of our outstanding stock without the prior approval of the board of directors will make removal of NI Holdings’ management difficult.

If our subsidiaries are not sufficiently profitable, our ability to pay dividends will be limited.

We are a separate entity with no operations of our own other than holding the stock of Nodak Insurance Company and our other subsidiaries. We depend primarily on dividends paid by Nodak Insurance Company and the proceeds from our initial public offering that were not contributed to Nodak Insurance Company to carry out our business plan, including future acquisitions, and to provide funds for the payment of dividends. We receive dividends from Nodak Insurance Company only after all of Nodak Insurance Company’s obligations and regulatory requirements with the North Dakota Insurance Department have been satisfied. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance Company during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. If Nodak Insurance Company and our other subsidiaries are not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

Compliance with the requirements of the Securities Exchange Act and the Sarbanes-Oxley Act could result in higher operating costs and adversely affect our results of operations.

As a public company, we are now subject to the periodic reporting, proxy solicitation, insider trading and other obligations imposed under the Securities Exchange Act and certain provisions of the Sarbanes-Oxley Act. The federal securities laws and the regulations of the Securities and Exchange Commission require that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We may need to engage third-party consultants to assist us in implementing the necessary procedures to comply with these requirements.

Compliance with these requirements will increase our legal and accounting costs and the cost of directors and officer’s liability insurance, and will require management to devote substantial time and effort to ensure initial and ongoing compliance with these obligations. A key component of compliance under the Securities Exchange Act is to produce quarterly and annual financial reports within prescribed time periods after the close of our fiscal year and each fiscal quarter. Historically, we have not been required to prepare such financial reports within these time periods. Failure to satisfy these reporting requirements may result in delisting of our common stock by the Nasdaq Capital Market, and inquiries from or sanctions by the U.S. Securities and Exchange Commission (SEC). These expenses as well as the additional management time and attention needed to comply with these requirements may have a material adverse effect on our financial condition and results of operations.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements.

We are an “emerging growth company,” as defined by the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation. In addition, Section 107(b) of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt in” to such extended transition period election under Section 107(b). Therefore, we are electing to delay adoption of new or revised accounting standards, and as a result, we may choose to not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

We could be an emerging growth company for up to five years, which such fifth anniversary will occur in 2022. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters is located at 1101 First Avenue North, Fargo, North Dakota, which is also the headquarters of Nodak Mutual. Nodak Mutual owns this building and leases a portion of the building to the North Dakota Farm Bureau and to American Farm Bureau Insurance Services, Inc.

Battle Creek owns the building in which its offices are located at 603 South Preece Street, Battle Creek, Nebraska. Primero owns the building in Las Vegas, Nevada in which its offices are located, and Tri-State Ltd. leases the building in Spearfish, South Dakota where its offices are located. We believe that the offices currently occupied by each of our subsidiaries are sufficient for their needs and any expected growth in the near future.

Item 3.	Legal Proceedings

We are party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of March 31, 2017, there were approximately 820 shareholders of record for the Company’s common stock. The market range of high and low sales prices for the Company’s common shares for the periods indicated are shown below:

	High	Low
First quarter (since March 16, 2017) (1)	$15.00	$14.00

(1)	Our common stock did not trade publicly prior to March 16, 2017.

Dividend Policy

Our board of directors intends to adopt a policy of paying regular cash dividends, but has not decided the amount that may be paid or when the payments may begin. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards and economic conditions. The regulatory restrictions that affect the payment of dividends by Nodak Insurance Company to us discussed below will also be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

If we pay dividends to our shareholders, we also will be required to pay dividends to Nodak Mutual Group, unless Nodak Mutual Group elects to waive the receipt of dividends. Because Nodak Mutual Group has no current plans to utilize any cash dividends that it may receive from us, we anticipate that they will waive its right to receive substantially all of the dividends that are paid to it by us or immediately return substantially all of such funds to us as an equity contribution. Because the board of directors of Nodak Mutual Group includes persons who are not members of our board of directors, we cannot provide any assurance, however, that they will take such action with respect to every cash dividend that we may declare. If we are unable to obtain a commitment from the board of directors of Nodak Mutual Group that it will waive its right to receive any cash dividend that we intend to declare or that it will return the funds from such dividend to the Company as an equity contribution, our board of directors may decide not to declare a cash dividend.

We will not be subject to regulatory restrictions on the payment of dividends. Our ability to pay dividends, however, may depend, in part, upon its receipt of dividends from Nodak Insurance Company because we initially will have no source of income other than earnings from the investment of the net proceeds from our initial public offering that we retain. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance Company may pay to us.

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance Company during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2016, the pro forma amount available for payment of dividends by Nodak Insurance Company to us in 2017 without the prior approval of the North Dakota Insurance Department is approximately $13.9 million. We cannot assure you that the North Dakota Insurance Department would approve the declaration or payment by Nodak Insurance Company of any dividends in excess of such amount to us. See “Item 1. Business — Regulation.”

Even if we receive any dividends from Nodak Insurance Company, we may not declare any dividends to our shareholders because of our working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, we will be able to pay our debts in the ordinary course of business and our total assets will exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Use of Proceeds from Initial Public Offering

On January 17, 2017 the SEC declared effective our registration statement on Form S-1 registering our common stock. On March 13, 2017, the Company completed the initial public offering of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,415,644 from the offering, after deducting the underwriting discounts and offering expenses. Griffin Financial Group, LLC acted as our placement agent in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 17, 2017.

Issuer Stock Purchases

The Company made no stock repurchases during 2016, 2015 and 2014.

Item 6.	Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Nodak Mutual evaluates its operations by monitoring certain key measures of growth and profitability. In addition to GAAP measures, Nodak Mutual utilizes certain non-GAAP financial measures that it believes are valuable in managing its business and for providing comparisons to its peers.

These historical results are not necessarily indicative of future results, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year.

	At or for the years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Statement of Operations Data:
Direct premiums written	$180,870	$172,775	$156,035
Net premiums written	156,713	143,065	134,192

Net premiums earned	152,756	139,473	131,947
Investment income, net of expenses	4,246	4,184	4,133
Net realized gain on investments	5,681	823	1,073
Other revenue	1,666	1,854	615
Total revenue	$164,349	$146,334	$137,768
Expenses:
Losses and loss adjustment expenses	$118,508	$83,876	$89,306
Amortization of deferred policy acquisition costs	20,423	18,621	16,523
Other underwriting and general expenses	19,301	17,964	11,731
Total expenses	$158,232	120,461	117,560
Income, before income taxes	$6,117	25,873	20,208
Income tax expense	1,479	8,288	6,396
Net income before noncontrolling interest	$4,638	17,585	13,812
Net income attributable to noncontrolling interest	(87)	(129)	(38)
Net income	$4,551	17,456	13,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Information” and “Item 1A. Risk Factors” for more information. You should review “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Overview

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries.

Nodak Mutual offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota, Minnesota, and Nebraska, respectively. Primero offers limited nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Nodak Mutual and Battle Creek are rated by “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated “A-” as of March 16, 2017, and Primero is unrated.

American West is a wholly owned subsidiary of Nodak Mutual, and Primero is an indirect wholly owned subsidiary of Nodak Mutual. Battle Creek is managed by Nodak Mutual, and Nodak Mutual reinsures 100% of the risk on all insurance policies issued by Battle Creek. Nodak Mutual’s financial statements included herein are the consolidated financial results of Nodak Mutual, American West, Battle Creek, and Primero.

For the year ended December 31, 2016, Nodak Mutual had consolidated direct premiums written of $180.9 million, consolidated net premiums earned of $152.8 million, and consolidated net income of $4.6 million. For the year ended December 31, 2015, Nodak Mutual had consolidated direct premiums written of $172.8 million, consolidated net premiums earned of $139.5 million, and consolidated net income of $17.5 million. For the year ended December 31, 2014, Nodak Mutual had consolidated direct premiums written of $156.0 million, consolidated net premiums earned of $131.9 million, and consolidated net income of $13.8 million. At December 31, 2016, Nodak Mutual had total assets of $278.7 million and equity of $153.4 million.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. Nodak Mutual believes that the market is in transition toward a hard market after remaining moderately stable since 2010.

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the RMA, which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most commercial farmers obtain crop insurance on their plantings each year.

Principal Revenue and Expense Items

Nodak Mutual derives its revenue primarily from premiums earned, net investment income, and net realized gains (losses) from investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Nodak Mutual’s property and casualty policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2016, one-half of the premiums would be earned in 2016 and the other half would be earned in 2017.

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are generally recognized and earned during the same calendar year as the year in which the policy is written. Under the federal crop insurance program, by March 15 farmers must purchase crop insurance with respect to spring planted crops. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the FCIC by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims made in the spring (primarily for prevented planting and required replanting claims), claims are required to be made by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by Nodak Mutual covers spring planted crops.

Net investment income and net realized gains (losses) on investments

Nodak Mutual invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities and debt securities. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. Nodak Mutual recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Nodak Mutual’s portfolio of investment securities is managed by Conning, Inc., who has discretion to buy and sell securities in accordance with the investment policy approved by our board of directors.

Nodak Mutual’s expenses consist primarily of:

Loss and LAE

Loss and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and underwriting and administrative expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses and underwriting and administrative expenses. Policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

Income taxes

Nodak Mutual uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At December 31, 2016, 2015 and 2014, Nodak Mutual had recorded valuation allowances with respect to its deferred income tax assets of $1.0 million, $1.1 million and $1.1 million, respectively. The effect of a change in tax rates is recognized in the period of the enactment date.

Key Financial Measures

Nodak Mutual evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing its financial performance based on results determined in accordance with GAAP, Nodak Mutual utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and which it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting income, return on average equity, and risk based capital.

Nodak Mutual measures growth by monitoring changes in gross premiums written and net premiums written. Nodak Mutual measures underwriting profitability by examining its loss and LAE ratio, expense ratio, and combined ratio. It also measures profitability by examining underwriting income (loss), net income (loss), and return on average equity.

Loss and LAE ratio

The loss and LAE ratio is the ratio (expressed as a percentage) of losses and LAE incurred to premiums earned. Nodak Mutual measures the loss and LAE ratio on a policy year and calendar year loss basis to measure underwriting profitability. A policy year loss ratio measures loss and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and LAE for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the company’s insurance business.

Combined ratio

Nodak Mutual’s combined ratio is the sum of the loss and LAE ratio and the expense ratio and measures its overall underwriting profit. If the combined ratio is below 100%, Nodak Mutual is making an underwriting profit. If its combined ratio is at or above 100%, it is not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures Nodak Mutual’s exposure to pricing errors in its current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting loss and LAE, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in Nodak Mutual’s statements of operations.

Net income (loss) and return on average equity

Nodak Mutual uses net income (loss) to measure its profit and return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Nodak Mutual is required to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related footnotes. Nodak Mutual evaluates these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that it believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to its estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Nodak Mutual believes the following policies are the most sensitive to estimates and judgments.

Loss and Loss Adjustment Expense Reserves

How reserves are established

With respect to its traditional property and casualty insurance products, Nodak Mutual maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). Nodak Mutual’s loss reserves consist of case reserves, which are reserves for claims that have been reported to it, and reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves (“IBNR”).

When a claim is reported to Nodak Mutual, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially if legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in Nodak Mutual’s case mostly involves the weather perils of wind and hail, Nodak Mutual utilizes mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows the company to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated loss payments from the storm. If the company estimates the damages to be in excess of its retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the company can quickly recover reinsurance payments once the retention is exceeded.

In addition to case reserves, Nodak Mutual maintains estimates of reserves for loss and loss adjustment expenses incurred but not reported. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid loss and loss adjustment reserves includes significant estimates for IBNR.

As multi-peril crop insurance claims must be reported within a specified time period established by the Federal Crop Insurance Corporation, this line of business is not impacted by IBNR loss or LAE reserves. The Company estimates losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be a very good indicator of the Company’s anticipated losses for this line of business.

Nodak Mutual utilizes an independent actuary to assist with the estimation of its loss and LAE reserves in September and December of each year. This actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below. Nodak Mutual’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. Nodak Mutual may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

Nodak Mutual accrues liabilities for unpaid loss and loss adjustment expenses based upon estimates of the ultimate amount payable. Nodak Mutual projects its estimate of ultimate loss and loss adjustment expenses by using the following actuarial methodologies:

Bornhuetter-Ferguson Method — The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses the selected loss development patterns from the Loss Development Methods to calculate the expected percentage of loss unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

Paid and Case Incurred Loss Methods — The Paid and Case Incurred Loss Development Methods utilize ratios of cumulative paid or case incurred loss or loss adjustment expense at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop estimated ultimate losses or loss adjustment expense. Ultimate losses or loss adjustment expense are then selected for each accident year from the various methods employed.

Ratio of Paid ALAE to Paid Loss Method — This method utilizes the ratio of paid adjusted loss adjustment expense to paid losses and is similar to the Paid and Case Incurred Methods described above, except that the data projected are the ratios of paid adjusted loss adjustment expense to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield ultimate adjusted loss adjustment expense. Adjusted loss adjustment expense reserves are calculated by subtracting paid losses from ultimate adjusted loss adjustment expense.

Nodak Mutual estimates IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total loss and loss adjustment expenses incurred as of the financial statement date. Nodak Mutual then reduces the estimated ultimate loss and loss adjustment expenses by loss and loss adjustment expense payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses will vary depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. Finally, Nodak Mutual considers other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Nodak Mutual continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Nodak Mutual considers all significant facts and circumstances known at the time loss reserves are established.

There is an inherent amount of uncertainty in the establishment of insurance liabilities. This uncertainty is greatest in the current and most recent accident years due to the relative newness of the claims being reported and the relatively small percentage of these claims that have been reported, investigated, and adjusted by the company’s claims staff. Therefore, the reserves carried in these more recent accident years are generally more conservative than those carried for older accident years. As the company has the opportunity to investigate and adjust the reported claims, both the case and IBNR reserves are adjusted to more closely reflect the ultimate expected loss.

Other factors that have or can have an impact on Nodak Mutual’s case and IBNR reserves include but are not limited to those described below. The potential impact described under “Inflation”, “Case Reserves”, and “Unallocated Loss Adjustment Reserve (All other Loss Adjustment)” reflect reasonably likely changes in such factors.

Changes in law regarding insureds’ liability and public attitudes regarding damage awards can significantly impact prior claims

Laws governing liability claims and judicial interpretations thereof can change over time, which can expand the scope of coverage anticipated by insurers when initially establishing reserves for claims. In addition, public attitudes regarding damage awards can result in judges and juries granting higher recoveries for damages than expected by claims personnel when claims are presented. In addition, these changes can result in both increased claim frequency and severity as both plaintiffs and their legal counsel perceive the opportunity for higher damage awards. Reserves established for claims that occurred in prior years would not have anticipated these legal changes and, therefore, could prove to be inadequate for the ultimate loss paid by the company, causing the company to experience adverse development and higher loss payments in future years.

Change in claims handling and/or setting case reserves

Changes in company personnel and/or the approach to how claims are reported, adjusted, and reserved may affect the reserves established by a company. As discussed above, the setting of IBNR reserves is not an exact science and involves the expert judgment of an actuary. One actuary’s reserve opinion may differ slightly from another actuary’s opinion. This is the primary reason why the IBNR reserve estimate is customarily reported as a range by a company’s actuary, which provides the company with an acceptable “range” to use in establishing its estimate for IBNR reserves.

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on a company’s case and IBNR reserves. When establishing Nodak Mutual’s case reserves, the claim’s personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to a company’s IBNR reserves. Should the economic inflation rate increase significantly, it is likely that a company may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to the company being deficient in its IBNR reserves.

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge (as in the case of Hurricane Katrina) caused by a very large catastrophe has an impact on not only the availability and cost of building materials such as roofing and other such materials but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what a company’s historic reserves would reflect.

Actual settlement experience different than historical data trends

When establishing IBNR reserves, Nodak Mutual’s actuary takes into account many of the factors discussed above. One of the more important factors that is considered when setting reserves is the past or historical claim settlement experience. Our actuary considers factors such as the number of files entering litigation, payment patterns, length of time it takes company claims personnel to settle the claims, and average payment amounts when estimating reserve amounts. Should future settlement patterns change due to legal environment, company claims handling philosophy, or personnel, it may have an impact on the future claims payments, which could cause existing reserves to either be redundant (excessive) or deficient (below) compared to the actual loss amount.

Change in Reporting Lag

As discussed above, Nodak Mutual and its actuary utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience a change in reporting time (claims are slower to be reported than in the past), we or our actuary may underestimate the anticipated number of future claims, which could cause us and our actuary to underestimate the ultimate loss we may experience. A lag in reporting may be caused by changes in how claims are reported (online vs. through company personnel), the type of business or lines of business the company is writing, the company’s distribution system (direct writer, independent agent, or captive agent), and geographic area where the company chooses to insure risk.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for loss and loss adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. Nodak Mutual reflects adjustments to loss reserves in the results of operations in the period the estimates are changed.

Nodak Mutual’s reserves for unpaid loss and LAE are summarized below (dollars in thousands):

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Case reserves	$42,081	$31,038	$34,755
IBNR reserves	10,359	9,195	10,087
Net unpaid loss and LAE	52,440	40,233	44,842
Reinsurance recoverable on unpaid loss and LAE	7,192	5,109	5,676
Reserves for unpaid loss and LAE	$59,632	$45,342	$50,518

Nodak Mutual’s actuary is required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of Nodak Mutual’s loss and LAE reserves and the related range of anticipated losses. The method of determining the loss reserves has not changed and the reserve generated by Nodak Mutual’s actuary is consistent with the observed development of Nodak Mutual’s loss reserves over the last few years.

The variability in establishing loss reserves arises primarily because specific losses may not be known and reported for some period and the ultimate losses paid and loss adjustment expenses incurred with respect to known losses may be larger than currently estimated. In addition, we continue to process claims from losses incurred as old as 2004. The ultimate frequency or severity of these claims can be very different than the assumptions Nodak Mutual used in its estimation of ultimate reserves for these exposures.

Specifically, the following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of loss and LAE paid:

•	The rate of increase in labor costs and healthcare costs that underlie insured risks;

•	Changes in costs of building materials;
•	Changes in commodity prices for insured crops; and
•	Impact of changes in laws, regulations or judicial decisions.

The estimation process for determining the liability for unpaid loss and LAE inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled or resolved for amounts greater than originally estimated (adverse development).

Actuarial Loss Reserves

The selection of the ultimate loss is based on information unique to each policy year and the judgment and expertise of Nodak Mutual’s actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of December 31, 2016, 2015 and 2014.

As of December 31, 2016
(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Property and casualty	$37,815	$10,359	$48,174
Crop	4,266	—	4,266
Total net reserves	$42,081	$10,359	$52,440
Reinsurance recoverables	6,286	906	7,192
Gross reserves	$48,367	$11,265	$59,632

As of December 31, 2015
(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Property and casualty	$29,822	$9,195	$39,017
Crop	1,216	—	1,216
Total net reserves	$31,038	$9,195	$40,233
Reinsurance recoverables	3,782	1,327	5,109
Gross reserves	$34,820	$10,522	$45,342

As of December 31, 2014
(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Property and casualty	$28,570	$10,087	$38,657
Crop	6,185	—	6,185
Total net reserves	$34,755	$10,087	$44,842
Reinsurance recoverables	4,317	1,359	5,676
Gross reserves	$39,072	$11,446	$50,518

As discussed earlier, the estimation of Nodak Mutual’s reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given policy year.

Liabilities for Property and Casualty Claims and Claim Expenses

Loss reserves represent management’s best estimate of ultimate unpaid losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. In evaluating whether the reserves make a reasonable provision for the unpaid losses and loss expenses, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may vary significantly from the projections.

The projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable. Also, there may be a change in the

Company’s reporting pattern or case reserve adequacy that is not identifiable. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations. For this reason, the carried reserves reflect prudently conservative assumptions. As the carried reserves run off, the overall expectation is that, more often than not, favorable development will occur. However, there is also the possibility that the ultimate settlement of liabilities associated with these reserves will be greater, perhaps significantly, than the carried reserves.

If we conclude that the reserve estimate needs to be increased, the result is an increase in losses, reducing our net income for the period in which the revised estimate is identified. Accordingly, an increase in loss reserves could have a material adverse effect on our results of operations, liquidity, and financial condition.

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of December 31, 2016, the impact of a reserve estimation resulting in a 1% increase in net reserves would be a decrease of approximately $341,000 in net income after tax. Conversely, a reserve estimation resulting in a 1% decrease in net reserves would increase net income after tax by approximately $341,000.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after tax resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2016. A change in inflation may or may not fully impact loss payments in the future because some of the underling expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After Tax Earnings
-1%	$(389)
1%	$389
3%	$1,181
5%	$1,993

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes from the historical inflation factor that is implicitly embedded in the estimated payment pattern to develop the reserves as of December 31, 2016. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After Tax Earnings
-10%	$(3,210)
-5%	$(1,605)
-2%	$(642)
+2%	$642
+5%	$1,605
+10%	$3,210

Unallocated Loss Adjustment Reserve (All Other Loss Adjustment)

In addition to establishing loss reserves, as described above, we establish reserves for unallocated loss adjustment expenses (“ULAE”). Historical patterns of paid ULAE relative to paid loss are analyzed. The result of this analysis is an estimate of the relationship or ratio, between ULAE and losses paid. This ratio is used to estimate the required ULAE reserve. Consequently, this component of the loss expense reserve has a proportional relationship to the overall loss reserves excluding loss adjustment expense. This method assumes that the underlying claims process and mix of business do not change materially from period to period.

The following table displays the impact on net income after tax that various changes in this factor would have on the ULAE reserves as of December 31, 2016. This variance in future reserve emergence could occur in one year or over multiple years, depending when the change is recognized.

Percentage Point Change in ULAE Factor	Impact on After Tax Earnings
-2%	$(321)
-1%	$(161)
1%	$161
2%	$321

Investments

Nodak Mutual’s fixed maturity and equity securities investments are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on Nodak Mutual’s investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

Nodak Mutual evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. Nodak Mutual assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments — Debt & Equity Securities” (“ASC Topic 320”). Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.

The fair value and unrealized losses for Nodak Mutual’s securities that were temporarily impaired as of December 31, 2016, 2015 and 2014 are as follows:

	2016
	Less than 12 months		Greater than 12 month		Total
	Fair Value	Unrealized Losses	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	(44)
States, territories and possessions and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed maturities	53,284	(885)	2,251	(298)	55,535	(1,183)
Equity securities:
Basic Materials	32	(1)	—	—	32	(1)

Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Energy	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

	2015
	Less than 12 months		Greater than 12 month		Total
	Fair Value	Unrealized Losses	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Government and agencies	$798	$(7)	$485	$(19)	$1,283	(26)
States, territories and possessions and political subdivisions	2,932	(30)	244	(6)	3,176	(36)
Corporate securities	21,139	(697)	2,465	(964)	23,604	(1,661)
Residential mortgage-backed securities	10,249	(123)	—	—	10,249	(123)
Commercial mortgage-backed securities	2,571	(22)	—	—	2,571	(22)
Asset backed securities	1,976	(20)	—	—	1,976	(20)
Total fixed maturities	39,665	(899)	3,194	(989)	42,859	(1,888)
Equity securities:
Basic materials	—	—	—	—	—	—
Communications	—	—	—	—	—	—
Consumer, cyclical	343	(162)	17	(2)	360	(164)
Consumer, non-cyclical	304	(63)	—	—	304	(63)
Energy	476	(318)	—	—	476	(318)
Financial	—	—	—	—	—	—
Industrial	727	(72)	—	—	727	(72)
Technology	652	(96)	159	(2)	811	(98)
Total equity securities	2,502	(711)	176	(4)	2,678	(715)
Total investments	$42,167	$(1,610)	$3,370	$(993)	$45,537	$(2,603)

	2014
	Less than 12 months		Greater than 12 month		Total
	Fair Value	Unrealized Losses	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Government and agencies	$—	$—	$779	$(29)	$779	(29)
States, territories and possessions and political subdivisions	1,438	(6)	2,962	(46)	4,400	(52)
Corporate securities	7,471	(122)	3,600	(185)	11,071	(307)
Residential mortgage-backed securities	768	(1)	3,268	(36)	4,036	(37)
Commercial mortgage-backed securities	798	(3)	349	(7)	1,147	(10)
Asset backed securities	25	—	443	(7)	468	(7)

Total fixed maturities	10,500	(132)	11,401	(310)	21,901	(442)
Equity securities:
Basic Materials	—	—	—	—	—	—
Communications	227	(31)	—	—	227	(31)
Consumer, cyclical	501	(51)	245	(21)	746	(72)
Consumer, non-cyclical	221	(13)	—	—	221	(13)
Energy	—	—	—	—	—	—
Financial	—	—	290	(5)	290	(5)
Industrial	—	—	131	(25)	131	(25)
Technology	522	(21)	—	—	522	(21)
Total equity securities	1,471	(116)	666	(51)	2,137	(167)
Total investments	$11,971	$(248)	$12,067	$(361)	$24,038	$(609)

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

For the year ended December 31, 2016, Nodak Mutual’s fixed income portfolio experienced gross unrealized losses of $1.2 million due to decreases in fair values. Most of the decrease in fair value in our fixed maturity portfolio was in industrial and miscellaneous fixed maturity investments as a result of increases in prevailing interest rates.

Nodak Mutual has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. Nodak Mutual’s fixed maturity portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company assets.

Nodak Mutual monitors its investment portfolio and reviews securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, Nodak Mutual compares the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If Nodak Mutual identifies that an other-than-temporary impairment loss has occurred, Nodak Mutual then determines whether it intends to sell the security, or if it is more likely than not that Nodak Mutual will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If Nodak Mutual determines that it does not intend to sell, and it is not more likely than not that Nodak Mutual will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If Nodak Mutual determines that it intends to sell the security, or that it is more likely than not that Nodak Mutual will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

For the year ended December 31, 2016, Nodak Mutual recognized no other-than-temporarily impairments of its investment securities. For the year ended December 31, 2015, Nodak Mutual recognized impairments totaling $0.1 million. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

Fair Value Measurements

Nodak Mutual uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, Nodak Mutual may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 includes debt securities with quoted prices that are traded less frequently then exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

Under ASC Topic 820, Nodak Mutual bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon Nodak Mutual’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of Nodak Mutual’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Nodak Mutual could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

Nodak Mutual uses quoted values and other data provided by independent pricing services in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides Nodak Mutual with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that Nodak Mutual’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of Nodak Mutual’s investments.

Should the independent pricing service be unable to provide a fair value estimate, Nodak Mutual attempts to obtain a non-binding fair value estimate from a number of broker-dealers and reviews this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, Nodak Mutual uses that estimate. In instances where Nodak Mutual is able to obtain fair value estimates from more than one broker-dealer, Nodak Mutual reviews the range of estimates and selects the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, Nodak Mutual develops a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, Nodak Mutual classifies such a security as a Level 3 investment.

The fair value estimates of Nodak Mutual’s investments provided by the independent pricing service at December 31, 2016 and 2015, were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the years ended December 31, 2016 and 2015, and no adjustments were made to the estimates provided by the pricing service for the years ended December 31, 2016 and 2015. The classification within the fair value hierarchy of ASC 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Acquisition Costs

Certain direct acquisition costs consisting of commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2016 and 2015, deferred acquisition costs and the related unearned premium reserves were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Deferred acquisition costs	$8,942	$8,444
Unearned premium reserves	57,445	53,487

The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and LAE, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and LAE, may require adjustments to deferred acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off or a premium deficiency reserve would be established.

Income Taxes

Nodak Mutual uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

Nodak Mutual had gross deferred income tax assets of $6.6 million at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred income tax asset for which Nodak Mutual believes it is more likely than not that it will not be realized. Valuation allowances of $1.0 million, $1.1 million, and $1.1 million had been established at December 31, 2016, 2015, and 2014, respectively.

Nodak Mutual had gross deferred income tax liabilities of $8.5 million at December 31, 2016, arising primarily from deferred acquisition costs and net unrealized gains.

Nodak Mutual exercises significant judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments require Nodak Mutual to make projections of future taxable income. The judgments and estimates Nodak Mutual makes in determining its deferred income tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require Nodak Mutual to record a valuation allowance against its deferred income tax assets.

As of December 31, 2016, Nodak Mutual had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

Results of Operations

For the Years ended December 31, 2016 and 2015

Nodak Mutual’s results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, changes in regulation, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Nodak Mutual premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced commercial business. The markets Nodak Mutual serves and national property and casualty insurance markets are currently in transition from moderate stability to a hard market. Therefore, it is generally likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth.

Premiums in the crop insurance business are mainly influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA.

The major components of Nodak Mutual’s operating revenues and net income (loss) are as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015
Revenues:
Net premiums earned	$152,756	$139,473
Investment income, net of investment expense	4,246	4,184
Realized investment gains, net	5,681	823
Fee income	1,630	1,709
Other income	36	145
Total revenues	$164,349	$146,334
Components of net income:
Underwriting (loss) income	$(5,476)	$19,012
Investment income, net of investment expense	4,246	4,184
Realized investment gains (losses), net	5,681	823
Other income (expense), net	1,666	1,854
Income, before income taxes	6,117	25,873
Income tax expense	1,479	8,288
Net income before noncontrolling interest	$4,638	$17,585

Premiums Written and Premiums Earned

Nodak Mutual’s premiums earned increased 9.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to growth in our personal lines business outside of North Dakota.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods (dollars in thousands):

	Years Ended December 31,
	2016	2015
Average cash and invested assets	$202,735	$191,987
Net investment income	$4,246	$4,184
Return on average cash and invested assets	2.1%	2.2%

Investment income, net of investment expense, increased approximately $62,000 for the year ended December 31, 2016 compared to 2015. This increase is attributable to an increase in invested assets, as cash and invested assets increased from $197.8 million at December 31, 2015 to $207.7 million at December 31, 2016. This increase more than offset a decrease in the weighted average yield on invested assets from 2.2% in 2015 to 2.1% in 2016 as higher yielding fixed maturity securities matured and were replaced with lower yielding securities.

Realized Investment Gains (Losses), Net

Nodak Mutual had realized investment gains of approximately $5.7 million for the year ended December 31, 2016, compared to investment gains of $0.8 million for the year ended December 31, 2015.

Nodak Mutual’s fixed maturity investments and equity investments are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Nodak Mutual had net unrealized gains on fixed maturity securities of $1.2 million at December 31, 2016 and net unrealized gains of $2.1 million at December 31, 2015. Most of these unrealized losses were attributable to the increase in interest rates. Nodak Mutual has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. Nodak Mutual believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that it will not recover the entire amortized cost basis.

Underwriting Income (Loss)

As discussed above, Nodak Mutual evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, Nodak Mutual also utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and that it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are underwriting income (loss), expense ratio, loss and LAE ratio, combined ratio, written premiums, net written premiums to statutory surplus ratio, and return on average equity.

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of loss and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Loss and LAE

Nodak Mutual’s loss and LAE ratio increased to 77.6% in 2016, compared to 60.1% for the same period in 2015, due primarily to increased weather related losses on its insurance products in 2016.

Nodak Mutual realized favorable development on prior accident years of $4.8 million in 2016 with respect to its traditional property and casualty products, compared to $8.9 million of favorable development on prior accident years realized in 2015. The net favorable development for the year 2016 is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred acquisition costs, increased $3.1 million in 2016, or 8.5% higher than in 2015. This increase is due to an increase of $1.8 million in amortization of deferred acquisition costs and an increase of $1.3 million in other underwriting and general expenses.

Income Before Income Taxes

For the year ended December 31, 2016, Nodak Mutual had pre-tax income of $6.1 million compared to pre-tax income of $25.9 million for the year ended December 31, 2015. The decrease in pre-tax income was largely attributable to the increase in loss and LAE on the property insurance lines of business due to higher weather related losses in 2016.

Income Tax Expense

Nodak Mutual recorded income tax expense of $1.5 million for the year ended December 31, 2016, compared to $8.3 million of income tax expense for the year ended December 31, 2015. Our effective tax rate for 2016 was 24.2% compared to an effective tax rate of 32.0% for 2015. The decrease in the effective tax rate was the result of a greater impact of comparable permanent tax adjustments realized on a lower income before income taxes amount for 2016.

Net Income

For the year ended December 31, 2016, Nodak Mutual had net income after noncontrolling interest of $4.6 million compared to net income after noncontrolling interest of $17.5 million for 2015. This decrease in net income is primarily attributable to increased loss and LAE in the company’s property insurance lines of business, due to higher weather related losses in 2016.

Return on Average Equity

For the year ended December 31, 2016, Nodak Mutual had average return on equity, after noncontrolling interest, of 3.0% compared to average return on equity, after noncontrolling interest, of 12.2% for the year ended December 31, 2015. Average equity was calculated as the average between beginning and ending equity for the year.

Mandatory Assumed Reinsurance

Nodak Mutual is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota domiciled property and casualty insurers. Each North Dakota domiciled property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. Nodak Mutual paid no assessments in 2016 and 2015.

For the Years ended December 31, 2015 and 2014

Nodak Mutual’s results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, changes in regulation, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Nodak Mutual premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced commercial business. The markets Nodak Mutual serves and national property and casualty insurance markets are currently experiencing a soft market cycle. Therefore, it is generally unlikely that insurers will be able to increase their rates or profit margins. A soft market typically has a negative effect on premium growth, which can include absolute reductions in premiums written.

Premiums in the crop insurance business are mainly influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA.

The major components of Nodak Mutual’s operating revenues and net income (loss) are as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014
Revenues:
Net premiums earned	$139,473	$131,947
Investment income, net of investment expense	4,184	4,133
Realized investment gains, net	823	1,073
Fee income	1,709	561
Other income	145	54
Total revenues	$146,334	$137,768
Components of net income:
Underwriting (loss) income:	$19,012	$14,387
Investment income, net of investment expense	4,184	4,133
Realized investment gains (losses), net	823	1,073
Other income (expense), net	1,854	615
Income, before income taxes	25,873	20,208
Income tax expense	8,288	6,396
Net income before noncontrolling interest	$17,585	$13,812

Premiums Written and Premiums Earned

Nodak Mutual’s premiums earned increased 5.7% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to growth in our personal lines business outside of North Dakota.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods (dollars in thousands):

	Years Ended December 31,
	2015	2014
Average cash and invested assets	$191,987	$178,265
Net investment income	$4,184	$4,133
Return on average cash and invested assets	2.2%	2.3%

Investment income, net of investment expense, increased approximately $51,000 for the year ended December 31, 2015 compared to 2014. This increase is attributable to an increase in invested assets, as cash and invested assets increased from $186.2 million at December 31, 2014 to $197.8 million at December 31, 2015. This increase more than offset a decrease in the weighted average yield on invested assets from 2.3% in 2014 to 2.2% in 2015 as higher yielding fixed maturity securities matured and were replaced with lower yielding securities.

Realized Investment Gains (Losses), Net

Nodak Mutual had realized investment gains of approximately $823,000 for the year ended December 31, 2015, compared to investment gains of $1.1 million for the year ended December 31, 2014.

Nodak Mutual’s fixed maturity investments and equity investments are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. Nodak Mutual had net unrealized gains on fixed maturity securities of $2.1 million at December 31, 2015 and net unrealized gains of $4.6 at December 31, 2014. Most of these unrealized losses were attributable to the increase in interest rates. Nodak Mutual has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. Nodak Mutual believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that it will not recover the entire amortized cost basis.

Underwriting Income (Loss)

As discussed above, Nodak Mutual evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, Nodak Mutual also utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and that it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are underwriting income (loss), expense ratio, loss and LAE ratio, combined ratio, written premiums, net written premiums to statutory surplus ratio, and return on average equity.

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of loss and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Loss and Loss Adjustment Expenses

Nodak Mutual’s loss and LAE ratio decreased to 60.1% in 2015, compared to 67.7% for the same period in 2014, primarily due to loss and loss adjustment expenses decreasing 6.1% in 2015 compared to 2014, due primarily to decreased losses on its crop insurance products in 2015.

Nodak Mutual realized favorable development on prior accident years of $8.9 million in 2015 with respect to its traditional property and casualty products, compared to $8.0 million of favorable development on prior accident years realized in 2014. The net favorable development for the year 2015 is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred acquisition costs, increased $8.3 million in 2015, or 29.5% higher than in 2014. This increase is due to an increase of $2.1 million in amortization of deferred acquisition costs and an increase of $6.2 million in other underwriting and general expenses.

Income Before Income Taxes

For the year ended December 31, 2015, Nodak Mutual had pre-tax income of $25.9 million compared to pre-tax income of $20.2 million for the year ended December 31, 2014. The increase in pre-tax income was largely attributable to the decrease in loss and loss adjustment expense in the crop insurance line.

Income Tax Expense

Nodak Mutual recorded income tax expense of $8.3 million for the year ended December 31, 2015, compared to $6.4 million of income tax expense for the year ended December 31, 2014. Our effective tax rate for 2015 was 32.0% compared to an effective tax rate of 31.7% for 2014. The increase in the effective tax rate was the result of an increase in pre-tax income with no significant changes in permanent tax adjustments.

Net Income

For the year ended December 31, 2015, Nodak Mutual had net income after noncontrolling interest of $17.5 million compared to net income after noncontrolling interest of $13.8 million for 2014. This increase in net income is primarily attributable to reduced loss and loss adjustment expense in the company’s crop insurance business.

Return on Average Equity

For the year ended December 31, 2015, Nodak Mutual had average return on equity, after noncontrolling interest, of 12.2% compared to average return on equity, after noncontrolling interest, of 10.8% for the year ended December 31, 2014. Average equity was calculated as the average between beginning and ending equity for the year.

Mandatory Assumed Reinsurance

Nodak Mutual is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota domiciled property and casualty insurers. Each North Dakota domiciled property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. Nodak Mutual paid no assessments in 2015 and 2014.

Financial Position

At December 31, 2016, Nodak Mutual had total assets of $278.7 million, compared to total assets of $258.6 million at December 31, 2015. At December 31, 2016, total liabilities were $125.3 million, compared to $108.7 million at December 31, 2015. The $16.6 million increase was primarily due to the increase of approximately $4.0 million in unearned premiums and an increase of $14.3 million in the reserve for unpaid loss and LAE. The reserve for unpaid loss and LAE was $59.6 million at December 31, 2016, compared to $45.3 million at December 31, 2015. This increase was due primarily to a significant increase in weather related losses incurred during the second quarter of 2016 as a result of multiple weather events.

Total equity increased to $153.4 million at December 31, 2016, from $149.9 million as of December 31, 2015, an increase of approximately $3.5 million, or 2.3%. The increase in equity primarily reflects net income of $4.6 million in 2016 and a $1.1 million after-tax decline in the market value of Nodak Mutual’s portfolio of fixed income investment securities as reflected in other comprehensive income.

At December 31, 2015, Nodak Mutual had total assets of $258.6 million, compared to total assets of $247.2 million at December 31, 2014.

At December 31, 2015, total liabilities were $108.7 million, compared to $111.5 million at December 31, 2014. The $2.8 million decrease was primarily due to a decline in reserves for unpaid loss and LAE. The reserve for unpaid loss and LAE was $45.3 million at December 31, 2015, compared to $50.5 million at December 31, 2014. This decrease was due primarily to crop and weather related losses in 2014.

Total equity after noncontrolling interest increased to $149.9 million at December 31, 2015, from $135.7 million as of December 31, 2014, an increase of approximately $14.2 million, or 10.5%. The increase in equity primarily reflects net income of $17.6 million in 2015, which was partially offset by unrealized losses of $4.3 million reflected in other comprehensive income.

Effect of Conversion on Nodak Mutual

As a result of the conversion, Nodak Mutual converted from a mutual insurance company to a stock insurance company and become a wholly owned subsidiary of NI Holdings, Inc. After the completion of the conversion and our initial public offering, the pro forma shareholders’ equity of NI Holdings is $247.0 million. This increased capitalization should (i) enhance investment income by increasing our investment portfolio, and (ii) provide capital to permit NI Holdings to seek acquisitions and other diversification opportunities.

Liquidity and Capital Resources

Nodak Mutual generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. In addition, we raised $93.4 million in net proceeds from our initial public offering, which we are able to use to meet the demands of claim settlements and operating expenses.

Nodak Mutual maintains investment and reinsurance programs that are intended to provide sufficient funds to meet its obligations without forced sales of investments. Nodak Mutual maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$7,307	$17,177	$10,410
Cash flows provided by (used in) investing activities	(3,510)	(24,385)	(3,047)
Cash flows used in financing activities	0	0	0
Net increase (decrease) in cash and cash equivalents	$3,797	$(7,208)	$7,363

For the year ended December 31, 2016, cash flows from operating activities totaled $7.3 million compared to $17.2 million for the year ended December 31, 2015. This decrease in cash flows from operating activities was primarily due to the increase in loss payments to insureds. Cash flows used in investing activities totaled $3.5 million for the year ended December 31, 2016, compared to $24.4 million in 2015, primarily reflecting the demand for cash due to increased weather related losses.

For the year ended December 31, 2015, cash flows from operating activities totaled $17.2 million compared to $10.4 million for the year ended December 31, 2014. This increase in cash flows from operating activities was primarily due to the decrease in loss payments to insureds. Cash flows used in investing activities totaled $24.4 million for the year ended December 31, 2015, compared to $3.0 million in 2014, primarily reflecting the investment of cash generated by operations.

NI Holdings’ principal source of liquidity will be dividend payments from Nodak Insurance Company. Nodak Insurance Company will be restricted by the insurance laws of North Dakota as to the amount of dividends or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance Company during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

The amount available for payment of dividends from Nodak Insurance Company after the conversion without the prior approval of the North Dakota Insurance Department is approximately $13.9 million based upon the policyholders’ surplus of Nodak Insurance Company at December 31, 2016. Prior to its payment of any extraordinary dividend, Nodak Insurance Company will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance Company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

As a public company, NI Holdings is subject to the proxy solicitation, periodic reporting, insider trading and other requirements of the Exchange Act and to most of the provisions of the Sarbanes-Oxley Act of 2002. As a result, NI Holdings anticipates incurring significant increases in expenses related to accounting and legal services that will be necessary to comply with such requirements. We estimate that the cost of initial compliance with the requirements of the Sarbanes-Oxley Act will be approximately $350,000 and that compliance with the ongoing requirements of the Exchange Act and the Sarbanes-Oxley Act will result in an increase of approximately $300,000 in annual operating expenses.

Contractual Obligations Table

The following table summarizes, as of December 31, 2016, Nodak Mutual’s future payments and estimated claims and claims related payments for continuing operations.

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Estimated gross loss & LAE payments	$59,632	$39,016	$16,294	$3,570	$752

Operating lease obligations	20	20	—	—	—
Total	$59,652	$39,036	$16,294	$3,570	$752

The timing of the amounts of the gross loss and LAE payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Off-Balance Sheet Arrangements

Nodak Mutual has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or a VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard was effective on December 15, 2015. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a roll forward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows, but changes to our disclosures were required.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. The guidance also simplifies the impairment assessment of equity investments, without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. Nodak Mutual has exposure to three principal types of market risk through its investment activities: interest rate risk, credit risk and equity risk. Nodak Mutual’s primary market risk exposure is to changes in interest rates. Nodak Mutual has not entered, and does not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Nodak Mutual’s exposure to interest rate changes primarily results from its significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average maturity of the debt securities in Nodak Mutual’s investment portfolio at December 31, 2016, was 5.1 years. Nodak Mutual’s debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. Nodak Mutual carries these investments as available for sale. This allows Nodak Mutual to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management and board of directors and consultation with our outside investment manager.

Fluctuations in near-term interest rates could have an impact on Nodak Mutual’s results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. If Nodak Mutual is required to sell these securities in a rising interest rate environment, it may recognize losses.

As a general matter, Nodak Mutual attempts to match the durations of its assets with the durations of its liabilities. Nodak Mutual’s investment objectives include maintaining adequate liquidity to meet its operational needs, optimizing its after-tax investment income, and its after-tax total return, all of which are subject to Nodak Mutual’s tolerance for risk.

The table below shows the interest rate sensitivity of Nodak Mutual’s fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2016:

Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value
	(Dollars in thousands)
200 basis point increase	$(14,754)	$146,616
100 basis point increase	$(7,479)	$153,891
No change	$—	$161,370
100 basis point decrease	$7,476	$168,846
200 basis point decrease	$14,499	$175,869

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. Nodak Mutual addresses this risk by investing primarily in fixed maturity securities that are rated at least investment grade by Moody’s or an equivalent rating quality. Nodak Mutual also independently, and through its outside investment manager, monitors the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit its exposure to risk, Mutual employs diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that Nodak Mutual will incur economic losses due to adverse changes in equity prices.

Impact of Inflation

Inflation increases consumers’ needs for property and casualty insurance due to the increase in the value of the property insured and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements, and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. Nodak Mutual establishes insurance premiums levels before the amount of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, Nodak Mutual attempts to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Nodak Mutual Insurance Company

We have audited the accompanying consolidated balance sheets of Nodak Mutual Insurance Company and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, change in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nodak Mutual Insurance Company and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars USA LLP

Fort Washington, Pennsylvania

April 6, 2017

Nodak Mutual Insurance Company and Subsidiaries Consolidated Balance Sheets December 31, 2016 and 2015 (dollars in thousands)	2016	2015
Assets:
Cash and investments:
Cash and cash equivalents	$18,318	$14,521
Fixed income securities, at fair value	161,470	153,443
Equity securities, at fair value	25,917	27,783
Other investments	1,972	2,046

Total cash and investments	207,677	197,793

Premiums and agents’ balances receivable	21,986	20,039
Deferred policy acquisition costs	8,942	8,444
Reinsurance recoverable on paid losses	—	162
Reinsurance recoverable on unpaid losses	7,192	5,109
Accrued investment income	1,431	1,364
Property and equipment	4,819	4,712
Receivable from Federal Crop Insurance Corporation	16,761	14,002
Goodwill	2,628	2,628
Federal income tax recoverable	2,933	882
Other assets	4,334	3,489

Total assets	$278,703	$258,624

Liabilities and equity:
Liabilities:
Unpaid losses and loss adjustment expenses	$59,632	$45,342
Unearned premiums	57,445	53,487
Reinsurance payable	39	537
Deferred income taxes, net	2,915	3,521
Accrued expenses and other liabilities	5,254	5,819
Commitments and contingencies	—	—

Total liabilities	125,285	108,706

Equity:
Retained earnings	139,591	135,040
Accumulated other comprehensive income, net of income taxes	10,305	11,494
Non-controlling interest	3,522	3,384

Total equity	153,418	149,918

Total liabilities and equity	$278,703	$258,624

The accompanying notes are an integral part of these consolidated financial statements

Nodak Mutual Insurance Company and Subsidiaries Consolidated Statements of Operations Years Ended December 31, 2016, 2015 and 2014 (dollars in thousands)	2016	2015	2014
Revenues:
Net premiums earned	$152,756	$139,473	$131,947
Fee income	1,630	1,709	561
Net investment income	4,246	4,184	4,133
Net realized capital gain on investments	5,681	823	1,073
Other income	36	145	54

Total revenues	164,349	146,334	137,768

Expenses:
Losses and loss adjustment expenses	118,508	83,876	89,306
Amortization of deferred policy acquisition costs	20,423	18,621	16,523
Other underwriting and general expenses	19,301	17,964	11,731

Total expenses	158,232	120,461	117,560

Income before income taxes	6,117	25,873	20,208

Income taxes	1,479	8,288	6,396

Net income	4,638	17,585	13,812

Net income attributable to non-controlling interest	(87)	(129)	(38)

Net income attributable to Nodak Mutual Insurance Company	$4,551	$17,456	$13,774

The accompanying notes are an integral part of these consolidated financial statements

Nodak Mutual Insurance Company and Subsidiaries Consolidated Statements of Comprehensive Income Years Ended December 31, 2016, 2015 and 2014 (dollars in thousands)	2016
	Attributable to Non-Controlling Interest	Attributable to Nodak Mutual Insurance Company	Total
Net income	$87	$4,551	$4,638
Other comprehensive income (loss), before income taxes:
Holdings gain (loss) on investments	68	3,862	3,930
Reclassification adjustment for net realized capital loss (gain) included in net income	10	(5,691)	(5,681)

Other comprehensive income (loss), before income taxes	78	(1,829)	(1,751)

Income taxes related to items of other comprehensive income	(27)	640	613

Other comprehensive income (loss), net of income taxes	51	(1,189)	(1,138)

Comprehensive income	$138	$3,362	$3,500

	2015
	Attributable to Non-Controlling Interest	Attributable to Nodak Mutual Insurance Company	Total
Net income	$129	$17,456	$17,585
Other comprehensive income (loss), before income taxes:
Holdings gain (loss) on investments	(152)	(4,192)	(4,345)
Reclassification adjustment for net realized capital (gain) included in net income	—	(823)	(823)

Other comprehensive income (loss), before income taxes	(152)	(5,015)	(5,168)

Income taxes related to items of other comprehensive income	53	1,755	1,809

Other comprehensive income (loss), net of income taxes	(99)	(3,260)	(3,359)

Comprehensive income	$30	$14,196	$14,226

	2014
	Attributable to Non-Controlling Interest	Attributable to Nodak Mutual Insurance Company	Total
Net income	$38	$13,774	$13,812
Other comprehensive income, before tax:
Holdings gains on investments	87	5,547	5,635
Reclassification adjustment for net realized losses (gains) included in net income	148	(1,221)	(1,073)

Other comprehensive income, before tax	235	4,326	4,562

Income tax expense related to items of other comprehensive income	(82)	(1,514)	(1,597)

Other comprehensive income, net of tax	153	2,812	2,965

Comprehensive income	$191	$16,586	$16,777

The accompanying notes are an integral part of these consolidated financial statements

Nodak Mutual Insurance Company and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands)

	Paid-in and Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at January 1, 2014	$—	$103,810	$11,942	$3,163	$118,915

Net income	—	13,774	—	38	13,812
Other comprehensive income (loss), net of income taxes	—	—	2,812	153	2,965

Balance at December 31, 2014	$—	$117,584	$14,754	$3,354	$135,692

Net income	—	17,456	—	129	17,585
Other comprehensive income (loss), net of income taxes	—	—	(3,260)	(99)	(3,359)

Balance at December 31, 2015	—	135,040	11,494	3,384	149,918

Net income	—	4,551	—	87	4,638
Other comprehensive income (loss), net of income taxes	—	—	(1,189)	51	(1,138)

Balance at December 31, 2016	$—	$139,591	$10,305	$3,522	$153,418

The accompanying notes are an integral part of these consolidated financial statements

Nodak Mutual Insurance Company and Subsidiaries Consolidated Statement of Cash Flows Years Ended December 31, 2016, 2015 and 2014 (dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$4,638	$17,585	$13,812
Adjustments to reconcile net income to net cash provided by operating activities:

Net realized capital gain on investments	(5,681)	(823)	(1,073)
Depreciation of property and equipment	441	523	491
Amortization of intangibles	57	52	(67)
Amortization of deferred policy acquisition costs	20,423	18,621	16,523
Deferral of policy acquisition costs	(20,921)	(19,825)	(17,023)
Net amortization of premiums and discounts on investments	894	616	475
Changes in assets and liabilities which provided (used) cash:
Premiums and agents balances receivable	(1,947)	(2,501)	(576)
Reinsurance recoverable on paid losses	162	1,286	1,935
Reinsurance recoverable on unpaid losses	(2,083)	567	(835)
Accrued investment income	(67)	(169)	47
Receivable from Federal Crop Insurance Corporation	(2,759)	2,304	(3,171)
Federal income tax recoverable	(2,051)	(799)	—
Other assets	(902)	673	160
Unpaid losses and loss adjustment expenses	14,290	(5,176)	(1,553)
Unearned premiums	3,958	3,592	2,210
Reinsurance payable	(498)	382	(74)
Deferred income taxes, net	(82)	378	105
Accrued expenses and other liabilities	(565)	1,141	(1,769)
Income taxes payable	—	(1,250)	793

Net cash provided by operating activities	7,307	17,177	10,410

Cash flows from investing activities:
Proceeds from sales of fixed income securities	21,692	13,698	23,525
Proceeds from sales of equity securities	9,084	2,821	2,020
Purchases of fixed income securities	(31,188)	(37,033)	(26,334)
Purchases of equity securities	(2,624)	(3,340)	(2,017)
Purchases of Tri-States, net of cash acquired	—	—	336
Purchases of property and equipment, net	(548)	(531)	(620)
Other	74	—	43

Net cash used in investing activities	(3,510)	(24,385)	(3,047)

Net (decrease) increase in cash and cash equivalents	3,797	(7,208)	7,363

Cash and cash equivalents at beginning of year	14,521	21,729	14,366

Cash and cash equivalents at end of year	$18,318	$14,521	$21,729

The company paid $3,800, $10,072 and $4,807 in income taxes during 2016, 2015 and 2014, respectively.

Nodak Mutual Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
(dollars in thousands)

1.            Summary of Significant Accounting Policies

Organization and Business:

Nodak Mutual Insurance Company (“Nodak Mutual”), an affiliated company of the North Dakota Farm Bureau, is the largest domestic property and casualty insurance company in North Dakota. Nodak Mutual was incorporated on April 15, 1946, under the laws of North Dakota. The consolidated financial statements of Nodak Mutual consist primarily of five entities, Nodak Mutual, Nodak Agency, Inc. (“Nodak Agency”), American West Insurance Company (“American West”), Primero Insurance Company (“Primero”) and an affiliated company, Battle Creek Mutual Insurance Company (“Battle Creek”).

Nodak Mutual is a leading writer of property/casualty insurance in North Dakota specializing in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal crop insurance coverages.

Nodak Agency, a wholly owned subsidiary of Nodak Mutual, is a non-active shell corporation.

American West, a wholly owned subsidiary of Nodak Mutual, is a property/casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. The company began writing policies in 2002 and currently writes in Minnesota, North Dakota and South Dakota.

Primero Insurance Company is a wholly owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is a non-active shell corporation 100% owned by Nodak Mutual. Primero is a property/casualty insurance company solely writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota and South Dakota.

Battle Creek is controlled by Nodak Mutual via a surplus note and 100% quota share agreement. The terms of the surplus note and quota share allow Nodak Mutual to appoint two-thirds of the Board of Directors. Battle Creek is a property/casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

The same executive management and underwriting personnel administer products, classes of business, pricing practices and underwriting standards of Nodak Mutual and the insurance subsidiaries. In addition, the insurance companies share a combined business plan to achieve market penetration and underwriting profitability objectives. Distinctions within the products of the insurance companies generally relate to the states in which the risk is located and specific risk profiles targeted within similar classes of business.

Basis of Consolidation:

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly owned subsidiaries, as well as Battle Creek an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we,” “us,” “our” or the “Company” as used herein refer to the consolidated entity.

Use of Estimates:

In preparing our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets and deferred policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Variable-Interest Entities:

Variable interest entities (“VIEs”) are required to be consolidated by the primary beneficiary of the VIE.

We assess our investments in other entities at inception to determine if any meet the qualifications of a VIE. We consider an investment in another company to be a VIE if either (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb expected losses of the entity or the right to receive the expected residual returns of the entity) or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or the rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events we reassess our initial determination of whether the investment is a VIE.

We evaluate whether we are the primary beneficiary of each VIE and we consolidate the VIE if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. We consider the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether we qualify as the primary beneficiary. Our assessment of whether we are the primary beneficiary of a VIE is performed at least annually.

We control Battle Creek via a 100% quota share reinsurance agreement between Nodak Mutual and Battle Creek, as well as the ability to control a majority of the Board of Directors of Battle Creek. Through the effects of the 100% quota share agreement with Battle Creek, we are considered the primarily beneficiary of Battle Creek’s operating results excluding investment income, bad debt expense, and income taxes. Therefore, we consolidate Battle Creek and Battle Creek’s policyholders’ interest in Battle Creek is reflected as non-controlling interests in equity in our consolidated balance sheet.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value, with unrealized gains and losses, net of income tax, reported in accumulated other comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Realized gains and losses are determined using the specific identification method and included in the determination of net income. Net investment income includes interest and dividend income together with amortization of premiums and discounts, and is net of investment management and custody fees.

We review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other than temporary. Accordingly, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the consolidated statement of operations, but is recognized in other comprehensive income.

We must establish the appropriate level in the fair value hierarchy for each fair value measurement. The hierarchy gives the highest priority to unadjusted quoted market price in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). An asset’s or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

Level I – Quoted price in active markets for identical assets and liabilities.

Level II – Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level II inputs include quoted prices for similar assets or liabilities other than quoted in prices in Level I; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions that market participants would use in pricing the asset or liability. Level III assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets are $1,972 and $2,046 at December 31, 2016 and 2015, respectively.

Reclassifications:

Certain amounts in 2015 and 2014 have been reclassified to conform to the 2016 presentation.

Revenue Recognition:

We record premiums written at policy inception and recognize them as revenue on a pro rata basis over the policy term. The portion of premiums that could be earned in the future is deferred and reported as unearned premiums. When policies lapse, the Company reverses the unearned portion of the written premium and removes the applicable unearned premium. Policy-related fee income is recognized when collected.

The Company uses the direct write-off method for recognizing bad debts. Accounts are deemed to be delinquent after 60 days except for those accounts associated with amounts due from insureds for premiums, in which case policy cancellation procedures are commenced in accordance with state insurance regulations. Any earned but uncollected premiums are written off immediately upon the effective date of policy cancellation.

Policy Acquisition Costs:

We defer our policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs, reduced by ceding commissions, which vary with and relate directly to the production of business. We amortize these deferred policy acquisition costs over the period in which we earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs we expect to incur as we earn the premium.

Property and Equipment:

We report property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets.

Losses and Loss Adjustment Expenses:

Liabilities for losses and loss adjustment expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss adjustment expenses will exceed or be less than such estimates. We base our estimates of liabilities for losses and loss adjustment expenses on assumptions as to future loss trends and expected claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, we may learn additional facts regarding certain claims, and consequently, it often becomes necessary for us to refine and adjust our estimates of liability. We reflect any adjustments to our liabilities for losses and loss adjustment expenses in our operating results in the period in which we determine the need for a change in the estimates.

We maintain liabilities for the payment of losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported claims and loss adjustment expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and re-compute them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expenses.

Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded.

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return.

The Company reports any tax related interest and penalties, if incurred in its income tax expense, in the year such amounts are determinable.

We account for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

Credit Risk:

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed income securities and, to a lesser extent, short-term investments is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff and advisors. We also limit the amount of our total investment portfolio that we invest in any one security.

Property and liability insurance coverages are marketed through captive agents in North Dakota and through independent insurance agencies located throughout all other operating areas. All business is billed directly to the policyholders.

We maintain cash balances primarily at one bank, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. During the normal course of business, balances are maintained above the FDIC insurance limit. The Company maintains short-term investment balances in investment grade money market accounts that are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500. On occasion, balances for these accounts are maintained in excess of the SIPC insurance limit.

Reinsurance:

The Company limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks to other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as “treaties” or by negotiation on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the Company would be liable for such defaulted amounts.

Advertising Costs:

Advertising costs are expensed as they are incurred. Advertising expense was $846, $983 and $905 for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the years ended December 31, 2016 and 2015.

Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, is reported separately in the consolidated balance sheet. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill which arose from this transaction is included in the basis of the net assets acquired and this is not deductible for tax purposes.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued a new standard that amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or a VOE, but rather, the standard enhances assessment of some of these characteristics. The new standard was effective on December 15, 2015. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance instead limits disclosure to investments for which the entity has elected to measure fair value using that practical expedient. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within those annual reporting periods. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid losses and loss adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid losses and loss adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the losses, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid losses and loss adjustment expenses for annual and interim reporting periods. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows but changes to our disclosures were required.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. The guidance also simplifies the impairment assessment of equity investments, without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. As a result of this guidance, we will reflect changes in the fair value of our equity investments in our results of operations beginning January 1, 2018.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this new guidance with have on our financial position, results of operations, and our cash flows.

2.             Tri-State LTD Acquisitions

Effective December 4, 2014 (the “Tri-State Acquisition Date”), we acquired 100% of the stock of Tri-State, LTD (“Tri-State”), a Nevada corporation, from an unaffiliated party. Tri-State owns 100% of the stock of Primero Insurance Company (“Primero”), a Nevada corporation. Primero is a property and casualty insurance company which writes non-standard automobile coverage in the states of Nevada, South Dakota, Arizona, and North Dakota. The consolidated financial statements reflect the consolidated results of operations of Tri-State for the period beginning December 4, 2014 through December 31, 2014.

The purchase price of $12,025 was based on a negotiated price comprised of $10,295 in cash proceeds at closing, with subsequent settlement of affiliated balances of $1,730.

The purchase price was allocated as follows:

Cash	$12,361
Premium receivables	939
Reinsurance and other receivables	1,694
Real Estate	550
Deferred tax asset, net	108
Intangibles	156
Goodwill	—
Other Assets	544
Total assets	16,352

Unpaid losses and loss expenses	5,172
Unearned premiums	1,479
Payables and accrued expenses	304
Total liabilities	6,955

Estimated fair value of assets acquired	9,397

Purchase price	12,025

Excess of purchase price over estimated fair value of net assets	$(2,628)

The assets acquired and liabilities assumed were adjusted to their estimated fair values as of the Tri-State Acquisition Date. The excess of purchase price over the estimated fair value of net assets created goodwill in the amount of $2,628.

Intangible assets, primarily consisting of acquired state licenses, were valued at the Tri-State Acquisition Date at $156. We have determined the useful life to be 36 months, with amortization calculated on a straight-line method over the estimated useful life. We recorded total amortization expense of $57, $52 and $4 during the years ended December 31, 2016, 2015 and 2014, respectively, related to intangible assets in other underwriting and general expenses on the accompanying consolidated statements of operations.

3.             Investments

The amortized cost and estimated fair value of investment securities as of December 31, 2016 and 2015, were as follows:

	2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$5,834	$260	$(44)	$6,050
States, territories and possessions and political subdivisions	68,915	882	(401)	69,396
Corporate securities	50,610	1,028	(468)	51,170
Residential mortgage-backed securities	22,750	102	(215)	22,637
Commercial mortgage-backed securities	8,033	104	(41)	8,096
Asset-backed securities	4,118	17	(14)	4,121

Total fixed income securities	160,260	2,393	(1,183)	161,470

Equity securities:
Basic materials	90	13	(1)	102
Communications	1,307	1,601	(81)	2,827
Consumer, cyclical	1,665	3,646	(50)	5,261
Consumer, non-cyclical	2,015	2,411	(208)	4,218
Energy	1,053	234	—	1,287
Financial	314	277	—	591
Industrial	2,251	2,766	—	5,017
Technology	2,816	3,855	(57)	6,614

Total equity securities	11,511	14,803	(397)	25,917

Total investments	$171,771	$17,196	$(1,580)	$187,387

	2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$1,961	$125	$(26)	$2,060
States, territories and possessions and political subdivisions	69,218	2,542	(36)	71,724
Corporate securities	49,490	1,054	(1,661)	48,883
Residential mortgage-backed securities	21,407	178	(123)	21,462
Commercial mortgage-backed securities	6,370	66	(22)	6,414
Asset-backed securities	2,905	15	(20)	2,900

Total fixed income securities	151,351	3,980	(1,888)	153,443

Equity securities:
Basic materials	—	—	—	—
Communications	1,328	1,514	—	2,842
Consumer, cyclical	1,947	5,424	(164)	7,207
Consumer, non-cyclical	1,897	2,394	(63)	4,228
Energy	1,075	34	(318)	791
Financial	281	192	—	473
Industrial	2,149	2,261	(72)	4,338
Technology	3,653	4,349	(98)	7,904

Total equity securities	12,330	16,168	(715)	27,783

Total investments	$163,681	$20,148	$(2,603)	$181,226

The amortized cost and estimated fair value of fixed income securities at December 31, 2016 and 2015, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations which may or may not include call or prepayment penalties.

	2016
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,935	$11,069
After one year through five years	45,904	46,891
After five years through ten years	55,430	55,619
After ten years	13,090	13,037
Mortgage/asset-backed securities	34,901	34,854

Total fixed income securities	$160,260	$161,470

	2015
	Amortized Cost	Fair Value
Due to mature:
One year or less	$6,010	$6,103
After one year through five years	40,615	42,242
After five years through ten years	59,852	59,815
After ten years	14,192	14,507
Mortgage/asset-backed securities	30,682	30,776

Total fixed income securities	$151,351	$153,443

Fixed income securities with a fair value of $3,530 at December 31, 2016 and $3,544 at December 31, 2015 have been deposited with various state regulatory agencies as required by law. The Company has no pledged assets to secure any obligations.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2016 and 2015, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position:

	2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
States, territories and possessions and political subdivisions	16,599	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset-backed securities	2,291	(14)	—	—	2,291	(14)

Total fixed maturities	53,284	(885)	2,251	(298)	55,535	(1,183)

Equity securities:

Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Energy	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Technology	543	(57)	—	—	543	(57)

Total equity securities	1,044	(352)	174	(45)	1,218	(397)

Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

	2015
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$798	$(7)	$485	$(19)	$1,283	$(26)
States, territories and possessions and political subdivisions	2,932	(30)	244	(6)	3,176	(36)
Corporate securities	21,139	(697)	2,465	(964)	23,604	(1,661)
Residential mortgage-backed securities	10,249	(123)	—	—	10,249	(123)
Commercial mortgage-backed securities	2,571	(22)	—	—	2,571	(22)
Asset-backed securities	1,976	(20)	—	—	1,976	(20)

Total fixed maturities	39,665	(899)	3,194	(989)	42,859	(1,888)

Equity securities:
Consumer, cyclical	343	(162)	17	(2)	360	(164)
Consumer, non-cyclical	304	(63)	—	—	304	(63)
Energy	476	(318)	—	—	476	(318)
Financial	—	—	—	—	—	—
Industrial	727	(72)	—	—	727	(72)
Technology	652	(96)	159	(2)	811	(98)

Total equity securities	2,502	(711)	176	(4)	2,678	(715)

Total investments	$42,167	$(1,610)	$3,370	$(993)	$45,537	$(2,603)

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss. The Company did not record any impairments in 2016 and recorded $139 of impairments on four equity securities in 2015. As of December 31, 2016, 129 fixed maturities have unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed maturities which had amortized cost values less than 80% of fair value for the entire 12-month period of 2016.

Net investment income consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Fixed income securities	$4,709	$4,420	$4,418
Equity securities	376	368	293
Real estate	913	906	806
Cash and cash equivalents	64	98	76

Total gross investment income	6,062	5,792	5,593

Investment expenses	1,816	1,608	1,460

Net investment income	$4,246	$4,184	$4,133

The components of net realized capital gain (loss) on investments consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Gross realized gains	$6,098	$1,328	$1,678
Gross realized losses, excluding other than temporary impairment losses	(417)	(366)	(159)
Other than temporary impairment losses	—	(139)	(446)

Net realized capital gain on investments	$5,681	$823	$1,073

4.             Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at December 31, 2016 and 2015 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of our fixed income securities, generally incorporate significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at December 31, 2016 and 2015.

The following table sets forth our assets, which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall as of December 31, 2016 and 2015:

	Fair Value Measurement at December 31, 2016
	Total	Level I	Level II	Level III
Assets:
Fixed income securities:
U.S. Government and agencies	$6,050	$—	$6,050	$—
States, territories and possessions and political subdivisions	69,396	—	69,396	—
Corporate securities	51,170		51,170
Residential mortgage-backed securities	22,637	—	22,637	—
Commercial mortgage-backed securities	8,096	—	8,096	—
Asset-backed securities	4,121	—	4,121	—

Total fixed income securities	161,470	—	161,470	—

Equity securities:

Basic materials	102	102	—	—
Communications	2,827	2,827	—	—
Consumer, cyclical	5,261	5,261	—	—
Consumer, non-cyclical	4,218	4,218	—	—
Energy	1,287	1,287	—	—
Financial	591	591	—	—
Industrial	5,017	5,017	—	—
Technology	6,614	6,614	—	—

Total equity securities	25,917	25,917	—	—

Cash and cash equivalents	18,318	18,318	—	—

Total assets at fair value	$205,705	$44,235	$161,470	$—

	Fair Value Measurement at December 31, 2015
	Total	Level I	Level II	Level III
Assets:
Fixed income securities:
U.S. Government and agencies	$2,060	$—	$2,060	$—
States, territories and possessions and political subdivisions	71,724	—	71,724	—
Corporate securities	48,883	—	48,883	—
Residential mortgage-backed securities	21,462	—	21,462	—
Commercial mortgage-backed securities	6,414	—	6,414	—
Asset-backed securities	2,900	—	2,900	—
Total fixed income securities	153,443	—	153,443	—

Equity securities:
Communications	2,842	2,842	—	—
Consumer, cyclical	7,207	7,207	—	—
Consumer, non-cyclical	4,228	4,228	—	—
Energy	791	791	—	—
Financial	473	473	—	—
Industrial	4,338	4,338	—	—
Technology	7,904	7,904	—	—

Total equity securities	27,783	27,783	—	—

Cash and cash equivalents	14,521	14,521	—	—

Total assets at fair value	$195,747	$42,304	$153,443	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015.

5.            Reinsurance

The Company will assume and cede certain premiums and losses to and from various companies and associations under various reinsurance agreements. The Company seeks to limit the maximum net loss that can arise from large risks or risks in concentrated areas of exposure through use of these agreements, either on an automatic basis under general reinsurance contracts known as treaties or by negotiation on substantial individual risks.

Reinsurance contracts do not relieve the Company from its obligation to policyholders. Additionally, failure of reinsurers to honor their obligations could result in significant losses to us. There can be no assurance that reinsurance will continue to be available to us at the same extent, and at the same cost, as it has in the past. The Company may choose in the future to reevaluate the use of reinsurance to increase or decrease the amounts of risk ceded to reinsurers.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of A-.

The percentages of assumed premium to net earned premium for the years ended December 31, 2016, 2015 and 2014 were 5.1%, 2.6% and 3.5%, respectively.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$180,870	$176,958	$172,775	$169,222	$156,035	$153,496
Assumed premium	7,895	7,850	3,729	3,690	4,269	4,563
Ceded premium	(32,052)	(32,052)	(33,439)	(33,439)	(26,112)	(26,112)

Net premiums	$156,713	$152,756	$143,065	$139,473	$134,192	$131,947

A reconciliation of direct to net losses and loss adjustment expenses is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Direct losses and loss adjustment expenses	$146,392	$89,242	$111,033
Assumed losses and loss adjustment expenses	5,460	3,023	933
Ceded losses and loss adjustment expenses	(33,344)	(8,389)	(22,660)

Net losses and loss adjustment expenses	$118,508	$83,876	$89,306

We would be required to return no ceded commissions to our reinsurers if 100% of our ceded reinsurance was cancelled as of December 31, 2016, 2015 and 2014.

6.             Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs during the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance, beginning of year	$8,444	$7,240	$6,740
Deferral of policy acquisition costs	20,921	19,825	17,023
Amortization of deferred policy acquisition costs	(20,423)	(18,621)	(16,523)

Balance, end of year	$8,942	$8,444	$7,240

7.             Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at beginning of year:
Unpaid losses and loss adjustment expenses	$45,342	$50,518	$46,899
Reinsurance recoverable on unpaid losses	5,109	5,676	4,841
Net balance at beginning of year	40,233	44,842	42,058

Tri-State Acquisition (See Note 2)
Liability for unpaid loss and LAE	$—	$—	$5,172
Reinsurance ceded	—	—	—
Net liability assumed	—	—	5,172
Incurred related to:
Current year	123,264	92,764	97,274
Prior years	(4,756)	(8,888)	(7,968)
Total Incurred	118,508	83,876	89,306

Paid related to:
Current year	90,772	70,290	75,422
Prior years	15,529	18,195	16,272
Total paid	106,301	88,485	91,694

Balance at end of year:
Unpaid losses and loss adjustment expenses	59,632	45,342	50,518
Reinsurance recoverable on unpaid losses	7,192	5,109	5,676

Net balance at end of year	$52,440	$40,233	$44,842

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $4,756 and $8,888 during 2016 and 2015, respectively. The decrease is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The following tables present information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2007 through 2015, which we present as supplementary information.

Non Standard Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	unaudited
(in thousands, except claim counts)
2007	$11,080	$11,632	$11,462	$11,386	$11,386	$11,379	$11,379	$11,379	$11,379	$11,379	—	3,458
2008	—	11,284	11,029	10,907	10,895	10,902	10,901	10,914	10,896	10,898	—	2,836
2009	—	—	13,269	12,790	12,702	12,655	12,604	12,586	12,584	12,584	—	3,250
2010	—	—	—	8,462	8,536	8,442	8,411	8,410	8,400	8,400	—	2,092
2011	—	—	—	—	8,129	8,173	8,178	8,191	8,168	8,168	—	1,939
2012	—	—	—	—	—	8,749	8,491	8,369	8,361	8,302	—	2,039
2013	—	—	—	—	—	—	11,063	10,823	10,800	10,804	32	2,591
2014	—	—	—	—	—	—	—	7,297	7,619	7,591	48	1,707
2015	—	—	—	—	—	—	—	—	9,727	9,806	170	1,813
2016	—	—	—	—	—	—	—	—	—	9,967	474	1,628
									Total	97,899

Non Standard Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	unaudited
(in thousands)
2007	$5,197	$10,468	$11,196	$11,349	$11,365	$11,379	$11,379	$11,379	$11,379	$11,379
2008	—	6,123	9,878	10,680	10,852	10,867	10,901	10,899	10,896	10,898
2009	—	—	7,356	11,621	12,495	12,624	12,602	12,584	12,584	12,584
2010	—	—	—	4,788	7,792	8,332	8,411	8,410	8,400	8,400
2011	—	—	—	—	4,457	7,445	7,984	8,146	8,168	8,168
2012	—	—	—	—	—	4,377	7,522	7,983	8,276	8,302
2013	—	—	—	—	—	—	6,320	9,675	10,508	10,717
2014	—	—	—	—	—	—	—	3,733	6,707	7,423
2015	—	—	—	—	—	—	—	—	5,335	8,685
2016	—	—	—	—	—	—	—	—	—	5,409

Total	91,965
All outstanding liabilities prior to 2007, net of reinsurance	—
Liabilities for Claims and Claim adjustment expenses, net of reinsurance	5,934

Multi-Peril Crop and Hail	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	unaudited
(in thousands, except claim counts)
2007	$10,875	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	—	1,611
2008	—	20,307	22,755	22,755	22,755	22,755	22,755	22,755	22,755	22,755	—	2,963
2009	—	—	17,130	15,076	15,076	15,076	15,076	15,076	15,076	15,076	—	2,403
2010	—	—	—	20,619	20,595	20,595	20,595	20,595	20,595	20,595	—	2,111
2011	—	—	—	—	55,021	59,575	59,575	59,575	59,575	59,575	—	3,215
2012	—	—	—	—	—	25,918	26,045	26,045	26,045	26,045	—	2,137
2013	—	—	—	—	—	—	40,978	39,665	39,665	39,665	—	2,097
2014	—	—	—	—	—	—	—	22,686	20,333	20,333	—	2,269
2015	—	—	—	—	—	—	—	—	13,813	13,849	—	2,432
2016	—	—	—	—	—	—	—	—	—	20,208	95	2,719
									Total	249,999

Multi-Peril Crop and Hail	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	unaudited
(in thousands)
2007	$9,725	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898	$11,898
2008	—	18,929	22,755	22,755	22,755	22,755	22,755	22,755	22,755	22,755
2009	—	—	13,098	15,076	15,076	15,076	15,076	15,076	15,076	15,076
2010	—	—	—	19,576	20,595	20,595	20,595	20,595	20,595	20,595
2011	—	—	—	—	57,668	59,575	59,575	59,575	59,575	59,575
2012	—	—	—	—	—	25,450	26,045	26,045	26,045	26,045
2013	—	—	—	—	—	—	35,511	39,665	39,665	39,665
2014	—	—	—	—	—	—	—	17,788	20,333	20,333
2015	—	—	—	—	—	—	—	—	12,866	13,849
2016	—	—	—	—	—	—	—	—	—	16,444
									Total	246,235
			All outstanding liabilities prior to 2007, net of reinsurance							—
		Liabilities for Claims and Claim adjustment expenses, net of reinsurance								3,764

Other Property and Casualty	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	unaudited
(in thousands, except claim counts)
2007	$46,440	$42,923	$40,996	$40,006	$39,721	$39,573	$39,436	$39,399	$39,328	$39,406	24	15,111
2008	—	51,356	46,450	48,557	47,637	46,385	46,396	45,963	45,823	45,906	23	14,705
2009	—	—	50,957	48,355	46,653	45,773	46,577	46,285	45,677	45,702	110	15,537
2010	—	—	—	51,996	50,674	49,169	49,119	48,749	48,684	48,652	93	17,098
2011	—	—	—	—	64,902	59,971	60,721	59,417	58,986	58,438	342	18,007
2012	—	—	—	—	—	47,504	42,795	41,712	40,928	40,877	501	15,133
2013	—	—	—	—	—	—	65,483	62,361	60,835	60,487	833	16,054
2014	—	—	—	—	—	—	—	73,886	70,790	69,512	788	18,726
2015	—	—	—	—	—	—	—	—	69,224	66,623	1,100	17,074
2016	—	—	—	—	—	—	—	—	—	93,090	5,654	19,189
									Total	568,693

Other Property and Casualty	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	unaudited
(in thousands)
2007	$32,417	$37,441	$38,024	$38,820	$39,094	$39,203	$39,272	$39,280	$39,280	$39,280
2008	—	36,378	43,289	45,757	45,382	45,563	45,574	45,710	45,738	45,764
2009	—	—	33,520	40,061	43,926	43,811	44,870	44,975	45,157	45,358
2010	—	—	—	38,889	45,485	46,071	47,669	47,815	48,097	48,339
2011	—	—	—	—	51,311	60,644	55,044	56,804	57,628	57,560
2012	—	—	—	—	—	29,286	36,605	38,011	39,043	39,141
2013	—	—	—	—	—	—	46,173	54,670	56,338	56,668
2014	—	—	—	—	—	—	—	56,927	63,800	65,158
2015	—	—	—	—	—	—	—	—	52,089	60,052
2016	—	—	—	—	—	—	—	—	—	68,919
									Total	526,239
			All outstanding liabilities prior to 2007, net of reinsurance							288
	Liabilities for Claims and Claim adjustment expenses, net of reinsurance									42,742

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

(in thousands)	At December 31, 2016
Net outstanding liabilities:
Non Standard Auto	$5,934
Multi-Peril Crop and Hail	3,764
Other Property and Casualty	42,742
52,440
Reinsurance Recoverable:
Non Standard Auto	$—
Multi-Peril Crop and Hail	—
Other Property and Casualty	7,192
7,192

Gross liability for unpaid loss and loss expenses	$59,632

The following table presents required supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Non Standard Auto	53.5%	36.2%	7.9%	1.9%	0.4%	0.1%	—%	—%	—%	—%
Multi-Peril Crop and Hail	89.7%	10.3%	—%	—%	—%	—%	—%	—%	—%	—%
Other Property and Casualty	71.9%	17.9%	3.1%	2.8%	1.7%	0.9%	1.0%	0.3%	0.2%	—%

8.            Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015	Estimated Useful Life
Cost:
Real estate	$9,578	$8,873	10 - 31 years
Electronic data processing equipment	1,637	1,573	5-7 years
Furniture and fixtures	3,762	4,004	5-7 years
Automobiles	1,488	1,467	2-3 years
	16.465	15,917

Accumulated depreciation	(11,646)	(11,205)

Total property and equipment, net	$4,819	$4,712

Depreciation expense was $441, $523 and $491 during the years ended December 31, 2016, 2015 and 2014, respectively. Certain amounts in 2015 have been reclassified to conform to the 2016 presentation.

9.             Related Party Transactions

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members and, accordingly, the two organizations operate for the mutual benefit of each other. We have a royalty agreement with the NDFB which calls for royalties based on the premiums written on Nodak Mutual’s insurance policies. Royalties paid to the NDFB were $1,258, $1,230 and $1,161 for the years ended December 31, 2016, 2015 and 2014, respectively. Royalties of $96 and $95 are accrued as a liability to the NDFB at December 31, 2016 and 2015, respectively.

The following table illustrates the impact of consolidating Battle Creek into our consolidated balance sheets prior to intercompany eliminations:

	2016	2015
Cash and cash equivalents	$124	$128
Investments	4,290	4,165
Accrued investment income	31	32
Premiums receivable	2,841	1,958
Reinsurance recoverable	8,917	13,675
Deferred income tax asset, net	915	1,029
Property and equipment	331	211
Other assets	55	55

Total assets	$17,504	$21,253

Unpaid losses and loss adjustment expenses	$8,917	$5,387
Unearned premiums	—	8,288
Intercompany surplus notes payable	3,000	3,000
Reinsurance payable	992	162
Accrued expenses and other liabilities	1,073	1,032

Total liabilities	$13,982	$17,869

Non-controlling interest	3,522	3,384

Nodak Mutual Insurance Company equity	—	—

Total equity	3,522	3,384

Total liabilities and equity	$17,504	$21,253

Total revenues and expenses of Battle Creek prior to intercompany eliminations were $174 and $0 during the year ended December 31, 2016, and $129 and $0 during the year ended December 31, 2015.

10.          Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are fully funded as they accrue. The Company’s total contribution to the money purchase plan totaled $762, $701 and $778 for 2016, 2015 and 2014, respectively. The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s total contributions to the 401(k) plan totaled $423, $390 and $432 for 2016, 2015 and 2014, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

11.          Line of Credit

Nodak Mutual has a line of credit with Wells Fargo, N.A. for $3,000, of which there were no outstanding amounts as of December 31, 2016 and 2015. The line of credit expires on October 31, 2017.

12.          Income Taxes

The components of our provision for income taxes for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015	2014
Current	$1,564	$7,910	$6,438
Deferred	(85)	378	(42)

	$1,479	$8,288	$6,396

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes for the years ended December 31, 2016 and 2015 as a result of the following:

	2016	2015	2014
Expected provision for federal income taxes	$2,141	$9,067	$7,098
Effect of permanent differences	(670)	(111)	(583)
Non-controlling interests	—	(2)	(81)
Other	8	(666)	(38)

	$1,479	$8,288	$6,396

The tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax assets:
Unearned premium	$4,023	$3,744
Unpaid losses and loss adjustment expenses	563	491
Carryovers	1,810	1,872
Other	252	286

Total gross deferred income tax assets	6,648	6,393

Deferred income tax liabilities:
Deferred policy acquisition costs	3,129	2,955
Net unrealized gains	5,407	5,252
Other	5	623

Total gross deferred income tax liabilities	8,541	8,830

Net deferred income tax liability	(1,893)	(2,437)

Valuation reserve	(1,022)	(1,084)

Deferred income tax liability, net	$(2,915)	$(3,521)

At December 31, 2016 and 2015, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis had $5,171 and $5,349 of net operating loss carryover at December 31, 2016 and 2015, respectively, and $247 of net capital loss carryovers at December 31, 2015. The net operating loss carryforward expires beginning in 2021 through 2030. In 2016, the $247 capital loss carryover expired and none of the capital loss carryover was utilized against realized capital gains. In 2015, $202 of capital loss carryover expired and none of the capital loss carryover was utilized against capital gains.

As of December 31, 2016 and 2015, we did not have any unrecognized tax benefits, and had no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2016 and 2015.

13.          Operating Leases

We lease facilities, equipment and software under non-cancellable operating leases expiring at various times through November 2017. Expense related to these commitments was $74, $236 and $244 for the year ended December 31, 2016, 2015 and 2014, respectively.

Minimum future payments under these non-cancellable leases having remaining terms in excess of one year as of December 31, 2016 are less than $100 per year.

We also lease a portion of our home office building under a non-cancellable operating lease expiring in December 2017.

14.          Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of December 31, 2016 and 2015.

15.           Reconciliation to Annual Statutory Filings

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

American West:
Statutory capital and surplus	$11,801	$11,185	$10,805
Statutory unassigned surplus	5,800	5,184	4,804
Statutory net income	782	458	350
Primero:
Statutory capital and surplus	8,616	8,827	7,869
Statutory unassigned surplus	(643)	(432)	(381)
Statutory net income	(324)	(11)	123
Battle Creek:
Statutory capital and surplus	5,735	5,561	5,439
Statutory unassigned surplus	2,735	2,561	2,439
Statutory net income	174	127	(42)

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2016 and 2015 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to Nodak Mutual as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,180 in 2017 and $1,119 in 2016 from American West. No amounts were available from Primero Insurance Company in 2017 or 2016.

Our insurance subsidiaries must file financial statements with state insurance regulatory authorities using accounting principles and practices prescribed or permitted by those authorities. We refer to these accounting principles and practices as statutory accounting principles (“SAP”). Accounting principles used to prepare these SAP financial statements differ from those used to prepare financial statements on the basis of GAAP.

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP-basis financial statements are as follows as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Total equity on a GAAP basis	$153,418	$149,918	$135,692
Equity of other entities	(30)	(30)	(1,280)
Investment in subsidiaries	20,417	20,009	20,001
Non-admitted assets	(5,520)	(4,185)	(4,085)
Deferred policy acquisition costs	(8,942)	(8,444)	(7,196)
Unrealized (gains) / losses on fixed income securities	(1,209)	(1,938)	(4,505)
Unrealized gains / (losses) on investments carried at cost	2,092	1,931	1,736
Deferred income taxes	2,792	1,932	2,604
Goodwill	(365)	(83)	200
Other intangibles	(43)	(100)	(152)
Surplus notes	3,000	3,000	3,000
Other	(318)	(666)	(322)

Aggregate statutory surplus of insurance subsidiaries	$165,292	$161,344	$145,693

Net income on a GAAP basis	$4,638	$17,585	$13,812
Losses of other entities	—	—	199
Deferred policy acquisition costs	(517)	(1,222)	(425)
Deferred income taxes	(61)	398	(42)
Other than temporary impairment losses	—	139	(416)
Other	237	(105)	(567)

Aggregate statutory net earnings	$4,297	$16,795	$12,561

16.       Segment Information

We have three primary insurance product lines, which consist of multi-peril crop and hail, non-standard auto and other property and casualty coverages. We do not allocate assets, underwriting expenses or fee and other income to the individual product lines and generally review the products in the aggregate for purposes of managerial decision making. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The table below outlines revenue by insurance product line for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Revenues:
Net premiums earned:
Multi-peril crop and hail	$33,163	$25,714	$36,888
Non-standard auto	10,673	11,372	809
Other property and casualty coverages	108,920	102,387	94,250
Net premiums earned	152,756	139,473	131,947
Net investment income	4,246	4,184	4,133
Net realized capital gains on investments	5,681	823	1,073
Fee and other income	1,666	1,854	54
Total revenues	$164,349	$146,334	$137,207

17.          Interim Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands). Earnings per share data is not available for the quarterly periods presented as they occurred prior to the conversion and sale of stock.

For the year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net premiums earned	$30,115	$37,136	$52,639	$32,866
Net investment income	1,133	1,182	971	960
Total revenues	31,641	38,956	59,286	34,466
Total expenses	21,939	41,622	61,847	32,824
Net income	6,219	(1,819)	(999)	1,237
Net earnings per common share	N/A	N/A	N/A	N/A

For the year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net premiums earned	$28,019	$30,903	$49,256	$31,295
Net investment income	1,083	1,003	1,039	1,059
Total revenues	30,003	32,577	51,134	32,620
Total expenses	22,596	33,895	41,011	22,959
Net income	4,714	(469)	6,294	7,046
Net earnings per common share	N/A	N/A	N/A	N/A

18.          Subsequent Events

On January 17, 2017, the SEC declared effective our registration statement on Form S-1 registering our common stock. On March 13, 2017, Nodak Mutual Insurance Company completed its conversion from a mutual to stock form of organization and created a mutual holding company. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. The remaining 45% of the outstanding shares of NI Holdings common stock were sold in an initial public offering which generated net proceeds of $93.4 million, after deducting the underwriting discounts and offering expenses. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries.

We have evaluated subsequent events through April 6, 2017, the date these consolidated financial statements were available for issuance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our board of directors currently consists of Eric K. Aasmundstad, Michael J. Alexander, William R. Devlin, Duaine C. Espegard, Jeffrey R. Missling, and Stephen V. Marlow. The board of directors is divided into three classes with directors serving for three-year terms with approximately one-third of the directors being elected at each annual meeting of shareholders. Messrs. Alexander and Missling have terms of office expiring at the annual meeting to be held in 2017. Mr. Devlin and Mr. Espegard have terms of office expiring at the annual meeting to be held in 2018. Messrs. Aasmundstad and Marlow have terms of office expiring at the annual meeting to be held in 2019. Annually, the director nominees are reviewed and proposed by the nominating/governance committee and are selected by the board of directors.

The following table sets forth certain information regarding our current directors.

Name	Age at March 31, 2017	Director Since(1)	Position with Nodak Holdings, Inc.
Eric K. Aasmundstad	58	1997	Director
Michael J. Alexander	51	2016	Director, President and CEO
William R. Devlin	69	2003	Director
Duaine C. Espegard	73	2003	Director
Stephen V. Marlow	61	2016	Director
Jeffrey R. Missling	46	2016	Director

(1)	Indicates year first elected as a director of Nodak Mutual or NI Holdings.

The business experience of each director for at least the past five years is set forth below.

Eric K. Aasmundstad. Mr. Aasmundstad currently serves as President of Nodak Mutual. Mr. Aasmundstad has served on the board of directors of Nodak Mutual since 1997 and as President since 2008. A graduate of North Dakota State University with a degree in engineering, Mr. Aasmundstad farms approximately 4,000 acres and operated a custom harvesting business until 2012. Mr. Aasmundstad also owns a metalworking business. Mr. Aasmundstad served as President of the North Dakota Farm Bureau from 1999 through 2011. During his tenure as President of the North Dakota Farm Bureau, Mr. Aasmundstad served on the board of directors of American Agricultural Insurance Company, Inc., which provides reinsurance to Farm Bureau insurance companies and other independent insurers. NI Holdings believes that Mr. Aasmundstad’s 20 years of experience as a director of Nodak Mutual, his experience as a full time farmer, and his experience as a past director of American Agricultural Insurance Company, Inc. qualify him to serve as a director of NI Holdings.

Michael J. Alexander. Mr. Alexander joined Nodak Mutual as Senior Vice President of Underwriting in August 2003 until his promotion to Chief Operating Officer in November 2004. Mr. Alexander was appointed Executive Vice President and Chief Executive Officer in July 2005. Prior to joining Nodak Mutual, Mr. Alexander was director of underwriting/customer service at MSI Insurance Companies. Mr. Alexander has over 25 years of experience in the property and casualty industry. Mr. Alexander graduated from Earlham College with a Bachelor of Arts degree in mathematics and obtained his Master of Arts degree in actuarial science from Ball State University. NI Holdings believes that Mr. Alexander’s over 25 years of experience in the insurance industry and his over 10 years of experience as the chief executive officer of Nodak Mutual qualify him to serve as a director of NI Holdings.

William R. Devlin. Mr. Devlin currently serves as Vice President of Nodak Mutual. Mr. Devlin has served on the board of directors of Nodak Mutual since 2003 and as Vice President since 2008. Mr. Devlin currently serves as a state legislator in the North Dakota House of Representatives, including a term as the Speaker. Mr. Devlin has been in public service for nearly 30 years, with 13 years as a county commissioner and 15 years as a North Dakota state legislator. Mr. Devlin has been the chief executive officer of family owned newspaper corporations in North Dakota and Minnesota for over thirty years. Most recently, he has been the chief executive officer of Devlin Newspapers Inc. of Staples, Minnesota for the past 24 years. NI Holdings believes that Mr. Devlin’s experience as a state legislator and the chief executive officer of a local newspaper provides him with insight into NI Holdings’ market and qualifies him to serve as a director of NI Holdings.

Duaine C. Espegard. Mr. Espegard has served on the board of directors of Nodak Mutual since 2003 and currently serves as the chair of the audit and budget committee. Mr. Espegard previously served as chair of the investment committee from 2003 to 2012. Mr. Espegard has acted as a consultant to financial institutions since his retirement in 2001. Prior to his retirement, Mr. Espegard served as the Chief Executive Officer of Bremer Bank for over 25 years and has over 35 years of experience in the banking industry.

Mr. Espegard holds a business associates degree from Aakers Business College in Grand Forks, North Dakota and attended the Graduate School of Banking at the University of Wisconsin. NI Holdings believes that Mr. Espegard’s experience in banking and management qualifies him to serve as a director of NI Holdings.

Stephen V. Marlow. Mr. Marlow was employed by Ernst and Young, LLP in various roles, including audit partner, from August 1978 to September 2011. From October 2011 until his retirement in June 2016, Mr. Marlow was employed by Care Initiatives as Vice President and Chief Financial Officer. Mr. Marlow graduated from the University of Northern Iowa with a bachelor’s degree in accounting and is a certified public accountant. NI Holdings believes that Mr. Marlow’s experience as a certified public accountant at an international accounting firm and as an audit partner serving both public and non-public insurance companies qualifies him to serve as a director of NI Holdings.

Jeffrey R. Missling. Mr. Missling has served as the Executive Vice President of the North Dakota Farm Bureau since 2005. Mr. Missling grew up on a diversified crop and livestock farm and has worked with farmers and ranchers his entire life, having been employed by agriculture related entities such ad Rhone Poulenc Ag Company, Cargill, the University of Minnesota Extension Service, and the Minnesota Farm Bureau Federation. Mr. Missling holds a bachelor’s degree in Agricultural Business Management from South Dakota State University and a master’s degree in International Management from the University of Maryland. NI Holdings believes that Mr. Missling’s experience in providing services to the agricultural industry and his management experience qualifies him to serve as a director of NI Holdings.

Executive Officers

Our executive officers are elected annually and, subject to the terms of their respective employment agreements, hold office until their respective successors have been elected and qualified or until death, resignation or removal by the board of directors. We believe that our executive officers and senior staff have played a critical role in our success. A brief description of each of our executive officers other than Michael J. Alexander and their business experience for at least the past five years is set forth below.

Brian R. Doom. Mr. Doom, age 64, joined Nodak Mutual as Vice President of Finance and Chief Financial Officer in December 2005. Mr. Doom began his insurance career at Iowa Mutual Insurance Company in 1977; serving in various managerial and officer level positions. During the last seven years of his tenure at Iowa Mutual, Mr. Doom served as senior vice president, secretary/treasurer with responsibility for accounting, investments, information technology, reinsurance, and rate analysis. Mr. Doom was also a member of the board of directors. In January 2005, Mr. Doom joined Farmers Union Mutual Insurance Company in North Dakota where he served as controller and chief financial officer. Mr. Doom graduated from the University of Iowa with a bachelor’s degree in business administration and from Boston University with a master of science degree in insurance management.

Patrick W. Duncan. Mr. Duncan, age 50, joined Nodak Mutual in December 2005 as Vice President of Operations, where he is responsible for both the underwriting and claims processes. Mr. Duncan began his insurance career with United Farm Family Mutual Insurance Company in 1989 where he held several management positions, including commercial underwriting, personal lines underwriting, property/casualty claims, farm, and crop insurance. In addition, he held the position of product manager farm/crop and commercial, overseeing a $110 million book of business. Mr. Duncan earned a bachelor of science degree in actuarial sciences from Indiana University.

Committees of the Board of Directors

Although we would qualify as a “controlled company” under the NASDAQ Stock Market listing rules because the Mutual Holding Company will own over 50% of our outstanding common stock, we do not intend to rely on the exemptions from certain of the corporate governance rules for NASDAQ listed companies. Set forth below is a brief description of our standing committees, the current members of such committees, and the duties and responsibilities of such committees.

Compensation Committee. Our compensation committee consists of Messrs. Devlin, Marlow, Espegard and Aasmundstad (Chairman). All of the directors are independent under the criteria established under the NASDAQ listing standards. All of the directors are “non-employee directors,” as required under the Exchange Act. The compensation committee will:

•	review, evaluate and approve the compensation and benefit plans and policies of Company employees, including its officers;
•	review, evaluate and approve the compensation and benefit plans and policies for our officers and directors;
•	grant stock options and restricted stock awards to employees, management and directors under our proposed stock based incentive plan;

•	be responsible for producing an annual report on executive compensation for inclusion in our proxy statement, as may be required by applicable law, and for ensuring compliance of compensation and benefit programs with all other legal, tax and regulatory requirements; and
•	make recommendations to our board of directors regarding these matters.

Audit Committee. The Audit Committee consists of Messrs. Marlow (Chairman), Espegard, Devlin and Aasmundstad. In addition, our board of directors has determined that Mr. Marlow is an audit committee financial expert within the meaning of SEC regulations. Under the independence criteria utilized by the NASDAQ listing rules, the Audit Committee members must meet additional criteria to be deemed independent. An Audit Committee member may not, other than in his or her capacity as a member of the Committee, the board of directors, or any other board of directors’ committee (i) accept directly or indirectly any consulting, advisory, or other compensatory fee from NI Holdings other than the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with NI Holdings (provided such compensation is not contingent in any way on continued service); or (ii) be an affiliated person of NI Holdings as defined in Exchange Act Rule 10A-3(e)(1). All of the directors of the Audit Committee are independent under these criteria.

The Audit Committee will:

•	be responsible for the selection, retention, oversight and termination of our independent registered public accounting firm;
•	approve the non-audit services provided by the independent registered public accounting firm;
•	review the results and scope of the audit and other services provided by our independent registered public accounting firm;
•	approve the estimated cost of the annual audit;
•	establish procedures to facilitate the receipt, retention and treatment of complaints received from third parties regarding accounting, internal accounting controls, or auditing matters;
•	establish procedures to facilitate the receipt, retention, and treatment of confidential, anonymous submissions of concerns regarding questionable accounting or auditing matters by Company employees;
•	review and approve all related party transactions and transactions raising potential conflicts of interest;
•	review the annual financial statements and the results of the audit with management and the independent registered public accounting firm;
•	review with management and the independent registered public accounting firm the adequacy of our system of internal control over financial reporting, including their effectiveness at achieving compliance with any applicable laws or regulations;
•	review with management and the independent registered public accounting firm the significant recommendations made by the independent registered public accounting firm with respect to changes in accounting procedures and internal control over financial reporting; and
•	report to the board of directors on the results of its review and make such recommendations as it may deem appropriate.

Nominating/Governance Committee. The Nominating/Governance Committee of the board of directors consists of Messrs. Espegard, Aasmundstad, Marlow, and Devlin (Chairman). All of the directors are independent as defined under the NASDAQ listing standards. The Nominating/Governance Committee will:

•	make independent recommendations to the board of directors as to best practices for board governance and evaluation of board performance;
•	produce a Code of Ethics and submit it for board approval, and periodically review the Code of Ethics for necessary revisions;

•	identify suitable candidates for board membership, and in such capacity will consider any nominees recommended by shareholders;
•	propose to the board a slate of directors for election by the shareholders at each annual meeting; and
•	propose candidates to fill vacancies on the board based on qualifications it determines to be appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Our directors, officers, and persons that own more than 10 percent of our equity securities were not subject to Section 16(a) during the year ended December 31, 2016. As such, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year.

Code of Ethics

We have a Code of Ethics, which is available on our website or by contacting Brian Doom, NI Holdings’ Chief Financial Officer, at (701) 298-4200.

Shareholder Nominations

Nominations for election to the board of directors may be made by any shareholder of any outstanding class of capital stock of the Company entitled to vote for the election of directors. Shareholder nominations must be made in writing and must be delivered or mailed by first class United States mail, postage prepaid, to the chairperson of the Board not less than 90 days nor more than 120 days prior to any meeting of shareholders called for the election of directors. Each notice of nomination made by a shareholder must set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Company that are beneficially owned by each such nominee, and (iv) any other information with respect to such nominee required to be included in a proxy statement soliciting proxies for the election of directors under the rules and regulations of the SEC. The chairperson of the meeting may, if the facts warrant, determine and declare that a nomination was not made in accordance with the foregoing procedure, and such nomination shall be disregarded.

The Nominating and Governance Committee, which is responsible of the nomination of candidates for appointment or election to the Board of Directors, will consider, but is not required to nominate, candidates recommended by our shareholders. Generally speaking, the manner in which the Nominating and Governance Committee evaluates nominees for director recommended by a shareholder will be the same as for nominees from other nominating sources.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the total annual compensation of our named executive officers for each of the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Michael J. Alexander	2016	$520,833	$—	$—	$—	$85,417	$—	$137,702	$743,952
President and CEO	2015	499,999	100,000	—	—	225,000	—	57,735	882,734
Brian R. Doom	2016	251,000	—	—	—	20,582	—	64,595	336,177
Vice President Finance and CFO	2015	229,167	—	—	—	68,750	—	55,273	353,190
Patrick W. Duncan	2016	226,667	—	—	—	37,173	—	54,892	318,732
Vice President of Operations	2015	208,333	—	—	—	62,500	—	46,815	317,648

(1)	Includes (a) matching contributions to Nodak Mutual’s 401(k) plan of $42,400 for each of Mr. Alexander, Mr. Doom, and Mr. Duncan, (b) director fees paid to Mr. Alexander and Mr. Doom, (c) country club dues for each of the named executive officers, (d) a company car provided to Mr. Alexander, (e) executive wellness benefits for Mr. Alexander and Mr. Duncan, and (f) true-up payments to a non-qualified deferred compensation plan for each of Mr. Alexander, Mr. Doom, and Mr. Duncan.

Benefit Plans and Employment Agreements

General. NI Holdings and Nodak Mutual have entered into employment agreements with Michael J. Alexander, Brian R. Doom, and Patrick W. Duncan. Our board of directors also intends to adopt a stock-based incentive plan that must be approved by our shareholders at a meeting held no earlier than six months after the date we completed the conversion. In addition, we have an existing a 401(k) and a profit sharing plan in which our executive officers are eligible to participate, and certain executives, including the executive officers, are eligible to participate in a nonqualified deferred compensation plan.

Stock-Based Incentive Plan. The board of directors intends to approve a stock-based incentive plan (the “Equity Incentive Plan”). The Equity Incentive Plan is subject to approval by our shareholders, which can occur no earlier than six months after the date we completed the conversion. The purpose of the Equity Incentive Plan is to assist us in attracting, motivating, and retaining persons who will be in a position to substantially contribute to our financial success. The Equity Incentive Plan will assist us in this effort by providing a compensation vehicle directly tied to the performance of our common stock. The Equity Incentive Plan will have a term of 10 years from the date of approval by our board of directors (unless our board of directors terminates the plan earlier).

The Equity Incentive Plan will permit us to make stock or stock-based awards in the form of incentive stock options, nonqualified stock options, and restricted common stock to employees and nonemployee directors. Our non-employee directors will not be eligible to receive awards of incentive stock options under the plan because under the Internal Revenue Code incentive stock options may only be granted to employees. The Equity Incentive Plan will be administered by the compensation committee.

The board of directors has not yet determined the aggregate number of restricted shares that can be awarded under the Equity Incentive Plan or the number of shares issuable up on the exercise of options granted under the plan. We expect that the plan will provide that if any award of restricted shares or stock options expires, terminates or is cancelled or forfeited without being exercised in full, the shares of stock associated with the expired, terminated, cancelled or forfeited portion of the award will become available to be awarded again under the plan.

The Equity Incentive Plan will be described in the proxy statement distributed to the Company’s shareholders in connection with the annual or special meeting of shareholders at which the plan is submitted to a vote of the shareholders for their approval.

Deferred Compensation Plan. The Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan assists executives designated by the compensation committee as participants in maximizing their ability to save additional amounts for their retirement on a tax-deferred basis. In addition to allowing participants to make elective deferrals, the plan permits Nodak Mutual to make company contributions to eligible employees. If an employee participant exceeds the Internal Revenue Code compensation or contribution limits under the qualified retirement plans, any Company contributions limited under the qualified retirement plans will be restored under the Deferred Compensation Plan. The plan is intended to constitute an unfunded plan primarily for providing deferred compensation to a select group of management or highly compensated employees. Unless otherwise specified, participants vest in company contributions under a five year graded vesting schedule and are eligible to receive distributions pursuant to the participant’s election under the plan. The assets of the plan are subject to the claims of our creditors in the event of insolvency until paid to the plan participants and their beneficiaries.

Executive Employment Agreements. Mr. Alexander, Mr. Doom, and Mr. Duncan are each parties to employment agreements with NI Holdings and Nodak Mutual. Mr. Alexander’s agreement has a term of three years while the agreements of Mr. Doom and Mr. Duncan have two-year terms. Each of the agreements is automatically extended on each day for one additional day unless either party has given the other party written notice that such party does not agree to extend the agreement.

The compensation committee enters into employment agreements with executive officers when it determines that such an agreement is desirable to obtain some measure of assurance as to the executive’s continued employment in light of prevailing market competition for the position held by the executive officer, or where the compensation committee determines that an employment agreement is necessary and appropriate in light of the executive’s prior experience or with our practices with respect to similarly situated employees.

Base Salary. We reflect the base salaries that we paid to Messrs. Alexander, Doom, and Duncan for 2016 in the Summary Compensation Table. The annual base salaries for 2017 for Messrs. Alexander, Doom, and Duncan will be determined by the board of directors in May 2017. The base salary of each of the named executive officers is reviewed annually by the Board of Directors for possible adjustment as deemed appropriate by the Board.

Cash Incentive Bonus Plan. Our executive officers and other employees are entitled to participate in the annual cash bonus pool that we maintain and offer to our employees under our cash incentive bonus plan, and they may receive an additional bonus or bonuses as the board of directors deems appropriate. We calculate the cash bonus pool using metrics recommended by our executive officers and established by the management committee of our Board of Directors based on the performance of Nodak Mutual Insurance Company on a consolidated basis. For 2016, Nodak Mutual Insurance Company was to achieve a goal of $145.6 million in total statutory surplus or no bonuses under the plan are awarded. Based on mitigating factors, the management committee retains discretion to award bonuses under the plan even if the goals are not achieved.

The management committee establishes goals for policy priorities identified by the Board of Directors: financial strength (measured by return on equity and statutory surplus); customer service and growth (measured by policies in force); and combined ratio. The table below sets forth the goals established for each of the policy priorities and Nodak Mutual’s actual statutory results for 2016.

Policy Priority	Threshold Goal	Target Goal	Stretch Goal	Trigger	Actual 2016 Performance
Statutory Surplus				$145,571	$144,875
Return on Equity	4.5%	8.5%	16.5%		2.2%
Inforce Policies	169,425	172,715	177,649		175,858
Combined Ratio	98.5%	95.0%	87.0%		103.5%

Under the plan, the Chief Executive Officer can receive a target bonus equal to 45% of his salary for all his target goals achieved and the Chief Financial Officer and the Vice President of Operations can each receive a target bonus equal to 30% of his salary for all of their target goals achieved. We reflect the amounts that we paid Messrs. Alexander, Doom, and Duncan under the cash bonus pool for 2016 in the Summary Compensation Table.

Equity Compensation. Our executive officers and selected other employees will be eligible to receive stock options and restricted stock under the Equity Compensation Plan if and when it is adopted by our board of directors and approved by our shareholders. For more information about the Equity Compensation Plan, see the discussion above under the caption entitled “Stock-Based Incentive Plan.”

Employee Stock Ownership Plan. The Company will establish the NI Holdings, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Code Section 4975(e)(7) and will invest primarily in common stock of the Company.

In connection with our initial public offering, Nodak Mutual loaned $2.4 million to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan will be for a period of ten years and will bear interest at the long-term Applicable Federal Rate effective on the closing date of the offering. The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which results in the ESOP Trust owning approximately 1.0% of the Company’s outstanding shares. The ESOP is purchasing the shares for investment and not for resale.

The shares purchased by the ESOP Trust in the offering are held in a suspense account as collateral for the ESOP loan. The shares held in the ESOP’s suspense account are not considered outstanding for earnings per share purposes. Nodak Insurance Company will make an annual cash contribution to the ESOP in an amount no smaller than the amount required for the ESOP Trust to make its loan payment to Nodak Insurance Company, as successor to Nodak Mutual. When the ESOP makes a loan payment, a portion of the shares will be released from the suspense account and allocated to participant accounts. This release and allocation will occur on an annual basis over the ten-year term of the ESOP loan, although the ESOP Trust has the ability to prepay the ESOP loan, which would accelerate the release and allocation of shares. Nodak Insurance Company will have a lien on the shares of common stock of the Company held by the ESOP to secure repayment of the loan from Nodak Insurance Company to the ESOP. If the ESOP is terminated as a result of a change in control of the Company, the ESOP may be required to pay the costs of terminating the plan.

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts.

In connection with the initial public offering, the Company, in accordance with ASC 718-40, created a contra-equity account on the Company’s balance sheet equal to the ESOP’s basis in the shares. As shares are released from the suspense account, the contra-equity account will be credited, which shall reduce the impact of the contra-equity account on the Company’s balance sheet. The Company shall, in accordance with ASC 718-40, record a compensation expense related to the shares committed to be released from the suspense account, which compensation expense is equal to the number of shares released from the suspense account multiplied by the average market value of the Company’s stock during the year.

The initial ESOP participants are employees of Nodak Insurance Company. The employees of Tri-State, Ltd. will not participate in the ESOP.

Each employee of Nodak Insurance Company will automatically become a participant in the ESOP if such employee is at least 21 years old and has completed a year of service with Nodak Insurance Company. Employees are not permitted to make any contributions to the ESOP. Participants in the ESOP will receive annual reports from the Company showing the number of shares of common stock of the Company allocated to the participant’s account and the market value of those shares.

A participant in the ESOP can only cease participation in, and receive a distribution from, the ESOP upon termination of the participant’s employment with Nodak Insurance Company and every company under common control with Nodak Insurance Company. Upon termination of employment with Nodak Insurance Company, the participant may elect to continue deferring taxation on the value of shares in his or her account by rolling over their account balance, in cash or in shares of common stock of the Company, to an individual retirement account. If the participant does not elect to roll over the account to an individual retirement account, the participant can elect to receive a distribution of the shares of common stock of the Company allocated to the participant’s account or cash, in which case the ESOP trustee will sell such shares in the open market and distribute to the participant the proceeds of such sale in cash. An ESOP participant will not recognize any income or gains on the value of his or her ESOP account until the participant receives a distribution after termination of employment and then only if the distribution is not rolled over to an individual retirement account. If the participant elects to receive a distribution solely in cash, the participant generally will recognize ordinary income for federal income tax purposes in an amount equal to the amount of the distribution. If the participant instead elects to receive his or her distribution in shares of common stock of the Company allocated to the participant’s account, the participant generally will recognize as ordinary income for federal income tax purposes an amount equal to $10.00 multiplied by the number of shares distributed to the participant and will recognize any gain on the sale of such shares at a price in excess of $10.00 per share as a capital gain for federal income tax purposes, subject to any adjustment in the participant’s basis in such shares as a result of any stock split, stock dividend or other distribution with respect to such shares.

Benefits and Perquisites. Messrs. Alexander, Doom, and Duncan are each entitled to participate in insurance, vacation, and other fringe benefit programs that Nodak Mutual maintains for its other employees. Nodak Mutual provides a 401(k) profit sharing plan, group medical insurance, group dental insurance, and group term life insurance to its eligible employees. Nodak Mutual pays the country club membership dues of Mr. Alexander, Mr. Doom and Mr. Duncan.

Benefits Provided in Connection with Termination. Under the employment agreements with Mr. Alexander, Mr. Doom, and Mr. Duncan, if the officer is terminated without Cause or terminates his employment for Good Reason (as such terms are defined in the employment agreement), the officer will be entitled to receive a lump sum payment equal to the sum of his annual base salary plus the average annual bonus for the last three years, multiplied by the number of months in the remaining term of his employment agreement divided by twelve. In addition, the officer will be entitled to continued benefit plan coverage for the remaining term of his employment agreement to the extent permitted by the plan or applicable law.

Prior to receiving any severance benefits, our executive officers have agreed to execute release agreements.

Director Compensation

The following table sets forth information regarding the total annual compensation paid by Nodak Mutual during the fiscal year ended December 31, 2016 to the nonemployee directors who will serve as directors of NI Holdings.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Eric K. Aasmundstad(1)	$57,567	—	—	—	—	—	$57,567
William R. Devlin	$44,800	—	—	—	—	—	$44,800
Duaine C. Espegard(1)	$43,782	—	—	—	—	—	$43,782
Jeffrey R. Missling	$2,500	—	—	—	—	—	$2,500
Stephen V. Marlow	$56,750	—	—	—	—	—	$56,750

(1)	Includes director fees paid to Messrs. Aasmundstad and Espegard by Primero and Battle Creek.

For 2016, each of our non-employee directors received $1,500 per day for attendance at board and committee meetings. We do not pay any additional compensation to our nonemployee directors for service on our board.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of our board of directors are currently Messrs. Aasmundstad, Devlin, Espegard and Marlow.

The compensation committee does not include any current or former officers or current employees of NI Holdings. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of March 15, 2017 by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common shares;
•	each of our directors;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options or other convertible or exercisable securities held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 16, 2017. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 23,000,000 common shares outstanding.

Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o NI Holdings, Inc., 1101 First Avenue North, Fargo, North Dakota 58102.

Name and Address of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Nodak Mutual Group, Inc.	12,650,000	55.00%
Michael J. Alexander	10,000	*
Brian R. Doom	20,000	*
Patrick W. Duncan	1,200	*
Eric K. Aasmundstad	9,414	*
William R. Devlin	5,000	*
Duaine C. Espegard	10,000	*
Jeffrey R. Missling	1,000	*
Stephen V. Marlow	2,500	*

All Executive Officers and Directors as a Group (8 persons)	59,114	*	%

*	Represents beneficial ownership of less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons, promoters and certain control persons

NI Holdings and its subsidiaries intend to enter into a federal income tax allocation agreement, pursuant to which NI Holdings will determine the amount of federal income tax liability attributable to each company in accordance with the regulations promulgated by the Internal Revenue Service. Each company will be required to pay to NI Holdings the amount of federal income tax liability that is attributable to such company, and NI Holdings will be responsible for paying to the Internal Revenue Service the federal income tax liability of the consolidated group. Similarly, if any subsidiary generates losses for federal or state income tax purposes, NI Holdings will pay to that subsidiary an amount equal to the federal income tax savings attributable to that subsidiary.

Except for the transactions described above, we have not engaged in any transactions with, loaned money to or incurred any indebtedness to, or otherwise proposed to engage in transactions with, loan money to or incur any indebtedness to, any related person, promoter or control person in an amount that in the aggregate exceeds $120,000.

We maintain a written policy which discourages our officers and directors from having a financial interest in any transaction between NI Holdings or any of its subsidiaries and a third party. When we engage in transactions involving our officers, directors or employees, their immediate family members, or affiliates of these parties, our officers, directors and employees are required to give notice to us of their interest in such a transaction and refrain from participating in material negotiations or decisions with respect to that transaction.

Directors with an interest in such a transaction are expected to disqualify themselves from any vote by the board of directors regarding the transaction.

When considering whether we should engage in a transaction in which our officers, directors or employees, their immediate family members, or affiliates of these parties, may have a financial interest, our board of directors considers the following factors:

•	whether the transaction is fair and reasonable to us;
•	the business reasons for the transaction;
•	whether the transaction would impair the independence of a director;
•	whether the transaction presents a conflict of interest, taking into account the size of the transaction, the financial position of the director, officer or employee, the nature of their interest in the transaction and the ongoing nature of the transaction; and
•	whether the transaction is material, taking into account the significance of the transaction in light of all the circumstances.

Director Independence

In order to determine which of our directors are independent, we have elected to utilize the standards for independence established under the NASDAQ listing standards. Under this standard, an independent director is a person other than an executive officer or employee of NI Holdings or one of its subsidiaries or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons will not be considered independent:

•	a director who is, or at any time during the past three years was, employed by us;
•	a director who accepted, or who has a spouse, parent, child or sibling, whether by blood, marriage or adoption, or any other person who resides in his home, hereinafter referred to as a “Family Member”, who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of NI Holdings or one of its subsidiaries; or benefits under a tax qualified retirement plan, or non-discretionary compensation);
•	a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
•	a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (excluding payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs);
•	a director of NI Holdings who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three (3) years any of our executive officers served on the compensation committee of such other entity; or

•	a director who is, or has a Family Member who is, a current partner of our outside auditor, or was a partner or employee of NI Holdings’ outside auditor who worked on our audit at any time during any of the past three (3) years.

Under these criteria, all directors except Michael J. Alexander and Jeffery R. Missling are independent. North Dakota insurance law requires that one-third of the members of each committee of the board be independent, except for the audit, nominating, and compensation committees, which may only include independent directors.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Mazars USA LLP and Meriwether, Wilson and Company, PLLC for the audit of our annual financial statements for 2016 and 2015, and fees billed for other services rendered by Mazars USA LLP during those periods.

	2016	2015
Audit fees (1)	$600,515	$367,785
Audit related fees (2)	0	12,120
Tax fees (3)	25,471	18,873
	$625,986	$398,778

(1)	Audit Fees consist of fees billed for the audit of the Company’s annual financial statements, reviews of internal controls and services in connection with the Company’s various statutory and regulatory filings. The audit fees include work performed in connection with our registration statement on Form S-1 in 2016 of $222,265.

(2)	There were minimal audit related fees billed by Meriwether, Wilson and Company, PLLC during 2015.

(3)	There were no fees incurred for tax services to Mazars USA LLP.

PART IV

Item 15.	Exhibits

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements and
(2)	Financial Statement schedules required to be filed by Item 8 of this report.
(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)
3.2	Bylaws of NI Holdings, Inc. (1)
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
10.1	2016 NI Holdings, Inc. Equity Incentive Plan (1)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4	Employment Agreement dated as of April 28, 2016, between Brian R. Doom and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.5	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)
21.1	Subsidiaries of NI Holdings, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.

**       XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#         Management contract or compensatory plan or arrangement.

(1)       Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference.

(2)       Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on November 14, 2016, and incorporated herein by reference.

(3)       Filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on January 12, 2017, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2017.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 7, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander*	President and Chief Executive Officer (Principal Executive Officer), Director	April 7, 2017
Michael J. Alexander

/s/ Eric K. Aasmundstad*	Director	April 7, 2017
Eric K. Aasmundstad

/s/ William R. Devlin*	Director	April 7, 2017
William R. Devlin

/s/ Duaine C. Espegard*	Director	April 7, 2017
Duaine C. Espegard

/s/ Jeffrey R. Missling	Director	April 7, 2017
Jeffrey R. Missling

/s/ Stephen V. Marlow	Director	April 7, 2017
Stephen V. Marlow

/s/ Brian R. Doom	Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2017
Brian R. Doom