Form 10-Q
period 2017-03-31
NI Holdings, Inc.
filed 2017-05-12
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37973

NI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NORTH DAKOTA	81-2683619
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1101 First Avenue North Fargo, North Dakota	58102
(Address of principal executive offices)	(Zip Code)

(701) 298-4200

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on May 12, 2017 was 22,760,000. No preferred shares are issued or outstanding.

 i

 i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance and its subsidiaries and Battle Creek, for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek;
•	“Mutual Holding Company” and “Nodak Mutual Group” refer to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly owned subsidiary of NI Holdings;
•	“Nodak Insurance” refers to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company prior to the conversion;
•	“members” refers to the policyholders of Nodak Mutual, who are the named insureds under insurance policies issued by Nodak Mutual Insurance Company; and
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance Company, but all of its insurance policies are reinsured by Nodak Insurance Company through a 100% quota share reinsurance agreement and Battle Creek is controlled by Nodak Insurance Company as a result of an affiliation agreement between Battle Creek and Nodak Insurance Company. Battle Creek is consolidated with Nodak Insurance Company for financial reporting purposes.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of such words as “estimate”, “project”, “believe”, “could”, “may”, “intend”, “anticipate”, “plan”, “seek”, “expect” and similar expressions. These forward-looking statements include:

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

Part I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Cash and cash equivalents	$106,302	$18,318
Fixed income securities, at fair value	170,432	161,470
Equity securities, at fair value	26,777	25,917
Other investments	1,972	1,972
Total cash and investments	305,483	207,677

Premiums and agents' balances receivable	23,456	21,986
Deferred policy acquisition costs	9,681	8,942
Reinsurance recoverable on losses	8,983	7,192
Accrued investment income	1,465	1,431
Property and equipment	5,270	4,819
Receivable from Federal Crop Insurance Corporation	13,009	16,761
Goodwill	2,628	2,628
Federal income tax recoverable	318	2,933
Other assets	4,178	4,334
Total assets	$374,471	$278,703

Liabilities:
Unpaid losses and loss adjustment expenses	$57,496	$59,632
Unearned premiums	59,734	57,445
Reinsurance payable	90	39
Deferred income taxes, net	3,319	2,915
Accrued expenses and other liabilities	4,855	5,254
Commitments and contingencies	—	—
Total liabilities	125,494	125,285

Equity:
Common stock, $0.01 par value, authorized 23,000,000 shares, issued 23,000,000 shares, and outstanding 22,760,000 shares	230	—
Unearned employee stock ownership plan shares	(2,400)	—
Additional paid-in capital	92,915	—
Retained earnings	144,280	139,591
Accumulated other comprehensive income, net of tax	10,387	10,305
Non-controlling interest	3,565	3,522
Total equity	248,977	153,418

Total liabilities and equity	$374,471	$278,703

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums earned	$32,809		$30,115
Fee income	394		310
Net investment income	1,143		1,133
Net realized capital gain on investments	616		89
Other income	(47)		(6)
Total revenues	34,915		31,641

Expenses:
Losses and loss adjustment expenses	17,721		11,489
Amortization of deferred policy acquisition costs	5,009		4,041
Other underwriting and general expenses	5,154		6,409
Total expenses	27,884		21,939

Income before income taxes	7,031		9,702
Income taxes	2,282		3,483
Net income	4,749		6,219
Net income attributable to non-controlling interest	(60)		(5)
Net income attributable to NI Holdings, Inc.	$4,689		$6,214
Earnings per common share:
Common stock - basic	$0.21	$	n/a

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Three Months Ended March 31, 2017
	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$60	$4,689	$4,749
Other comprehensive income, before tax:
Holding gains (losses) on investments	(26)	742	716
Reclassification adjustment for net realized losses (gains) included in net income	—	(616)	(616)
Other comprehensive income, before tax	(26)	126	100
Income tax expense related to items of other comprehensive income	9	(44)	(35)
Other comprehensive income, net of tax	(17)	82	65
Comprehensive income	$43	$4,771	$4,814

	Three Months Ended March 31, 2016
	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$5	$6,214	$6,219
Other comprehensive income, before tax:
Holding gains (losses) on investments	78	3,260	3,338
Reclassification adjustment for net realized losses (gains) included in net income	20	(109)	(89)
Other comprehensive income, before tax	98	3,151	3,249
Income tax expense related to items of other comprehensive income	(34)	(1,103)	(1,137)
Other comprehensive income, net of tax	64	2,048	2,112
Comprehensive income	$69	$8,262	$8,331

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollars in thousands)

	Three Months Ended March 31, 2017
	Common Stock	Unearned Employee Stock Ownership Plan Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
Balance at January 1, 2017	$—	$—	$—	$139,591	$10,305	$3,522	$153,418
Issuance of common stock	230	(2,400)	92,915	—	—	—	90,745
Net income	—	—	—	4,689	—	60	4,749
Other comprehensive income, net of tax	—	—	—	—	82	(17)	65
Balance at March 31, 2017	$230	$(2,400)	$92,915	$144,280	$10,387	$3,565	$248,977

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,749	$6,219
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains on investments	(616)	159
Deferred income taxes, net	(466)	(99)
Depreciation of property and equipment	(179)	126
Amortization of intangibles	8	18
Amortization of deferred policy acquisition costs	5,009	(4,254)
Deferral of policy acquisition costs	(5,748)	4,041
Net amortization of premiums and discounts on investments	244	194
Changes in assets and liabilities which provided (used) cash:
Premiums and agents balances receivable	(1,470)	(1,581)
Reinsurance recoverables on losses	(1,791)	763
Accrued investment income	(34)	(13)
Reinsurance receivables	4,485	(260)
Federal income tax recoverable	2,753	882
Other assets	(585)	62
Unpaid losses and loss adjustment expenses	(2,136)	(3,224)
Unearned premiums	2,289	1,659
Reinsurance payables	51	(339)
Accrued expenses and other liabilities	(399)	(1,042)
Income taxes payable	—	2,455
Net cash provided by operating activities	6,164	5,766

Cash flows from investing activities:
Proceeds from sales of fixed income securities	5,620	4,376
Proceeds from sales of equity securities	979	307
Purchases of fixed income securities	(14.429)	(7,515)
Purchases of equity securities	(825)	(1,377)
Other	2	74
Purchases of property and equipment, net	(272)	(198)
Net cash used in investing activities	(8,925)	(4,333)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,145	—
Loan to employee stock ownership plan	(2,400)	—
Net cash provided by financing activities	90,745	—

Net increase (decrease) in cash	87,984	1,433

Cash and cash equivalents at beginning of period	18,318	14,521

Cash and cash equivalents at end of period	$106,302	$15,954

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

1.	Organization

NI Holdings, Inc. (“NI Holdings”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries.

The consolidated financial statements of NI Holdings consist primarily of five entities: Nodak Insurance Company (“Nodak Insurance”), Nodak Agency, Inc. (“Nodak Agency”), American West Insurance Company (“American West”), Primero Insurance Company (“Primero”), and an affiliated company, Battle Creek Mutual Insurance Company (“Battle Creek”).

Nodak Insurance, an affiliated company of the North Dakota Farm Bureau, is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota. Nodak Insurance is a leading writer of property and casualty insurance in North Dakota, specializing in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal crop insurance coverages.

Nodak Agency, a wholly owned subsidiary of Nodak Insurance, is a non-active shell corporation.

American West, a wholly owned subsidiary of Nodak Insurance, is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. The company began writing policies in 2002 and currently writes in Minnesota, North Dakota and South Dakota.

Primero Insurance Company is a wholly owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is a non-active shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota and South Dakota.

Battle Creek is controlled by Nodak Insurance via a surplus note and 100% quota share agreement. The terms of the surplus note and quota share allow Nodak Insurance to appoint two-thirds of the board of directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

The same executive management and underwriting personnel administer products, classes of business, pricing practices, and underwriting standards of Nodak Insurance and its insurance subsidiaries. In addition, the insurance companies share a combined business plan to achieve market penetration and underwriting profitability objectives. Distinctions within the products of the insurance companies generally relate to the states in which the risk is located and specific risk profiles targeted within similar classes of business.

2.	Basis of Presentation

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly owned subsidiaries, as well as Battle Creek, an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we”, “us”, “our”, or the “Company” as used herein refer to the consolidated entity.

3.	Summary of Significant Accounting Policies

Use of Estimates:

In preparing our consolidated financial statements, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets,

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

and deferred policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Variable-Interest Entities:

Any company deemed to be a variable interest entity (“VIE”) is required to be consolidated by the primary beneficiary of the VIE.

We assess our investments in other entities at inception to determine if any meet the qualifications of a VIE. We consider an investment in another company to be a VIE if either (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or the rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events, we would reassess our initial determination of whether the investment is a VIE.

We evaluate whether we are the primary beneficiary of each VIE and we consolidate the VIE if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. We consider the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights, and board representation of the respective parties in determining whether we qualify as the primary beneficiary. Our assessment of whether we are the primary beneficiary of a VIE is performed at least annually.

We control Battle Creek via a 100% quota share reinsurance agreement between Nodak Insurance and Battle Creek, as well as the ability to control a majority of the Board of Directors of Battle Creek. Through the effects of the 100% quota share agreement with Battle Creek, we are considered the primary beneficiary of Battle Creek’s operating results excluding investment income, bad debt expense, and income taxes. Therefore, we consolidate Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in equity in our consolidated balance sheet.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value, with unrealized gains and losses, net of income tax, reported in accumulated other comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Realized gains and losses are determined using the specific identification method and included in the determination of income. Net investment income includes interest and dividend income together with amortization of market premiums and discounts, and is net of investment management and custody fees.

We review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other than temporary. Accordingly, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the consolidated statement of operations, but is recognized in other comprehensive income.

We classify each fair value measurement at the appropriate level in the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted market price in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). An asset’s or liability’s classification within the fair value hierarchy is

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

based on the lowest level of significant input to its valuation.

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

Fair Value of Financial Instruments:

Our other financial instruments aside from investments are cash and cash equivalents, premium and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premium and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,972 at March 31, 2017 and December 31, 2016.

Reclassifications:

Certain amounts in 2016 have been reclassified to conform to the 2017 presentation.

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

The Company uses the direct write-off method for recognizing bad debts. Accounts are deemed to be delinquent after 60 days except for those accounts associated with amounts due from insureds for premiums in which case policy cancellation procedures are commenced in accordance with state insurance regulations. Any earned but uncollected premiums are written off immediately upon the effective date of policy cancellation.

Policy Acquisition Costs:

We defer our policy acquisition costs, consisting primarily of commissions, premium taxes and certain other underwriting costs, reduced by ceding commissions, which vary with and relate directly to the production of business. We amortize these deferred policy acquisition costs over the period in which we earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs we expect to incur as we earn the premium.

Property and Equipment:

We report property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets.

Loss and Loss Adjustment Expenses:

Liabilities for losses and loss adjustment expenses are estimates at a given point in time of the amounts an insurer expects to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing its estimates, an insurer recognizes that its ultimate liability for losses and loss adjustment expenses will exceed or be less than such estimates. We base

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

our estimates of liabilities for losses and loss adjustment expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability, and other factors. During the loss adjustment period, we may learn additional facts regarding certain claims, and, consequently, it often becomes necessary for us to refine and adjust our estimates of liability. We reflect any adjustments to our liabilities for losses and loss adjustment expenses in our operating results in the period in which we determine the need for a change in the estimates.

We maintain liabilities for the payment of losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported claims and loss adjustment expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment which may impact liability exposure, the trends in judicial interpretations of insurance coverage and policy provisions, and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodologies, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business, and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded.

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we file a consolidated federal income tax return.

The Company reports any tax related interest and penalties as part of income tax expense in the year such amounts are determinable.

We account for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

Credit Risk:

Our objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed income securities and, to a lesser extent, short-term investments, is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff and advisors. We also limit the amount of our total investment portfolio that we invest in any one security.

Property and liability insurance coverages are marketed through captive agents in North Dakota and through independent insurance agencies located throughout all other operating areas. All business is billed directly to policyholders.

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

Reinsurance:

The Company limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

reinsuring (ceding) certain levels of risks to other insurers or reinsurers, either on an automatic basis under general reinsurance contracts knows as “treaties” or by negotiation on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the Company would be liable for such defaulted amounts.

Advertising Costs:

Advertising costs are expensed as they are incurred. Advertising expense was $183 and $207 for the three months ended March 31, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three months ended March 31, 2017 or the year ended December 31, 2016.

Goodwill representing the excess of the purchase price over the fair value of the net assets acquired is reported separately in the consolidated balance sheet. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill which arose from this transaction is included in the basis of the net assets acquired and this is not deductible for tax purposes.

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

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid losses and loss adjustment expenses to increase the transparency of significant estimates for annual reporting periods. The guidance requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid losses and loss adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a rollforward of the liability for unpaid losses and loss adjustment expenses for annual and interim reporting periods. The guidance was effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows but changes to our disclosures were required.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

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

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this new guidance will have on our financial position, results of operations, and our cash flows.

4.	Investments

The amortized cost and estimated fair value of investment securities as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$6,811	$255	$(39)	$7,027
Obligations of states and political subdivisions	66,109	1,073	(333)	66,849
Corporate securities	55,476	1,112	(387)	56,201
Residential mortgage-backed securities	29,018	105	(259)	28,864
Commercial mortgage-backed securities	7,519	103	(15)	7,607
Asset backed securities	3,879	19	(14)	3,884
Total fixed income securities	168,812	2,667	(1,047)	170,432

Equity securities:
Basic materials	91	15	(1)	105
Communications	1,571	1,642	(92)	3,121
Consumer, cyclical	2,158	3,560	(86)	5,632
Consumer, non-cyclical	1,852	2,623	(179)	4,296
Energy	1,056	139	(42)	1,153
Financial	218	90	—	308
Industrial	2,230	3,128	—	5,358
Technology	2,809	4,101	(106)	6,804
Total equity securities	11,985	15,298	(506)	26,777

Total investments	$180,797	$17,965	$(1,553)	$197,209

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$5,834	$260	$(44)	$6,050
Obligations of states and political subdivisions	68,915	882	(401)	69,396
Corporate securities	50,610	1,028	(468)	51,170
Residential mortgage-backed securities	22,750	102	(215)	22,637
Commercial mortgage-backed securities	8,033	104	(41)	8,096
Asset backed securities	4,118	17	(14)	4,121
Total fixed income securities	160,260	2,393	(1,183)	161,470

Equity securities:
Basic materials	90	13	(1)	102
Communications	1,307	1,601	(81)	2,827
Consumer, cyclical	1,665	3,646	(50)	5,261
Consumer, non-cyclical	2,015	2,411	(208)	4,218
Energy	1,053	234	—	1,287
Financial	314	277	—	591
Industrial	2,251	2,766	—	5,017
Technology	2,816	3,855	(57)	6,614
Total equity securities	11,511	14,803	(397)	25,917

Total investments	$171,771	$17,196	$(1,580)	$187,387

The amortized costs and estimated fair value of fixed income securities at March 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations which may or may not include call or prepayment penalties.

	March 31, 2017
	Amortized Cost	Fair Value

Due to mature:
One year or less	$9,831	$9,936
After one year through five years	48,685	49,606
After five years through ten years	58,451	59,193
After ten years	11,429	11,342
Mortgage / asset backed securities	40,416	40,355
Total fixed income securities	$168,812	$170,432

	December 31, 2016
	Amortized Cost	Fair Value

Due to mature:
One year or less	$10,935	$11,069
After one year through five years	45,904	46,891
After five years through ten years	55,430	55,619
After ten years	13,090	13,037
Mortgage / asset backed securities	34,901	34,854
Total fixed income securities	$160,260	$161,470

Fixed income securities with a market value of $3,525 at March 31, 2017 and $3,530 at December 31, 2016 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

The following tables summarize, for all securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Government and agencies	$2,755	$(39)	$—	$—	$2,755	$(39)
Obligations of states and political subdivisions	14,213	(329)	246	(4)	14,459	(333)
Corporate securities	11,901	(137)	1,440	(250)	13,341	(387)
Residential mortgage-backed securities	19,656	(259)	—	—	19,656	(259)
Commercial mortgage-backed securities	2,287	(15)	—	—	2,287	(15)
Asset backed securities	2,148	(14)	—	—	2,148	(14)
Total fixed maturities	52,960	(793)	1,686	(254)	54,646	(1,047)

Equity securities:
Basic materials	35	(1)	—	—	35	(1)
Communications	155	(93)	—	—	155	(93)
Consumer, cyclical	216	(85)	—	—	216	(85)
Consumer, non-cyclical	303	(179)	—	—	303	(179)
Energy	235	(42)	—	—	235	(42)
Financial	—	—	—	—	—	—
Industrial	35	(0)	—	—	35	(0)
Technology	495	(106)	—	—	495	(106)
Total equity securities	1,474	(506)	—	—	1,474	(506)

Total investments	$54,434	$(1,299)	$1,686	$(254)	$56,120	$(1,553)

	December 31, 2016
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed maturities	53,284	(885)	2,251	(298)	55,535	(1,183)

Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Energy	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)

Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss. The Company did not record any impairments in the three months ended March 31, 2017 or 2016. As of March 31, 2017, 114 fixed income securities had unrealized losses. As of December 31, 2016, 129 fixed income securities had unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost values for the preceding 12-month period.

Net investment income consisted of the following for the three months ended March 31, 2017 and 2016:

	2017	2016

Fixed income securities	$1,344	$1,176
Equity securities	70	108
Real estate	230	237
Cash and cash equivalents	(3)	—
Total gross investment income	1,641	1,521
Investment expenses	498	388
Net investment income	$1,143	$1,133

Net realized capital gains on investments consisted of the following for the three months ended March 31, 2017 and 2016:

	2017	2016

Gross realized gains	$628	$340
Gross realized losses, excluding other than temporary impairment losses	(12)	(251)
Net realized capital gains on investments	$616	$89

5.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at March 31, 2017 and December 31, 2016 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at March 31, 2017 or December 31, 2016.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
	Total	Level I	Level II	Level II

Fixed income securities:
U.S. Government and agencies	$7,027	$—	$7,027	$—
Obligations of states and political subdivisions	66,849	—	66,849	—
Corporate securities	56,201	—	56,201	—
Residential mortgage-backed securities	28,864	—	28,864	—
Commercial mortgage-backed securities	7,607	—	7,607	—
Asset backed securities	3,884	—	3,884	—
Total fixed income securities	170,432	—	170,432	—

Equity securities:
Basic materials	105	105	—	—
Communications	3,121	3,121	—	—
Consumer, cyclical	5,632	5,632	—	—
Consumer, non-cyclical	4,296	4,296	—	—
Energy	1,153	1,153	—	—
Financial	308	308	—	—
Industrial	5,358	5,358	—	—
Technology	6,804	6,804	—	—
Total equity securities	26,777	26,777	—	—

Cash and cash equivalents	106,302	106,302	—	—

Total assets at fair value	$303,511	$133,079	$170,432	$—

	Fair Value Measurements at December 31, 2016
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$6,050	$—	$6,050	$—
Obligations of states and political subdivisions	69,396	—	69,396	—
Corporate securities	51,170	—	51,170	—
Residential mortgage-backed securities	22,637	—	22,637	—
Commercial mortgage-backed securities	8,096	—	8,096	—
Asset backed securities	4,121	—	4,121	—
Total fixed income securities	161,470	—	161,470	—

Equity securities:
Basic materials	102	102	—	—
Communications	2,827	2,827	—	—
Consumer, cyclical	5,261	5,261	—	—
Consumer, non-cyclical	4,218	4,218	—	—
Energy	1,287	1,287	—	—
Financial	591	591	—	—
Industrial	5,017	5,017	—	—
Technology	6,614	6,614	—	—
Total equity securities	25,917	25,917	—	—

Cash and cash equivalents	18,318	18,318	—	—

Total assets at fair value	$205,705	$44,235	$161,470	$—

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

There were no liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

6.	Reinsurance

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

As a group at December 31, 2016, the Company retained $5,000 of losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $5,000 retained risk. Effective January 1, 2017, the catastrophic retention amount was increased to $10,000.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of A- or higher.

A reconciliation of direct to net premiums on both a written and an earned basis for the three months ended March 31, 2017 and 2016 is as follows:

	2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$36,380	$34,116	$33,816	$32,181
Assumed premium	1,195	1,171	1,504	1,480
Ceded premium	(2,478)	(2,478)	(3,546)	(3,546)
Net premiums	$35,097	$32,809	$31,774	$30,115

Percentage of assumed earned premium to net earned premium		3.6%		4.9%

A reconciliation of direct to net losses and loss adjustment expenses for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016

Direct losses and loss adjustment expenses	$19,642	$11,858
Assumed losses and loss adjustment expenses	589	842
Ceded losses and loss adjustment expenses	(2,510)	(1,211)
Net losses and loss adjustment expenses	$17,721	$11,489

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

If 100% of our ceded reinsurance was cancelled as of March 31, 2017 or December 31, 2016, no ceded commissions would need to be returned to the reinsurers.

7.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs during the three months ended March 31, 2017 and 2016 was as follows:

	2017	2016

Balance, beginning of period	$8,942	$8,444
Deferral of policy acquisition costs	5,748	4,254
Amortization of deferred policy acquisition costs	(5,009)	(4,041)
Balance, end of period	$9,681	$8,657

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2017 and the year ended December 31, 2016 is summarized as follows:

	2017	2016
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expense	$59,632	$45,342
Reinsurance ceded	7,192	5,109
Net balance at beginning of year	52,440	40,233

Incurred related to:
Current year	20,520	123,264
Prior years	(2,799)	(4,756)
Total incurred	17,721	118,508

Paid related to:
Current year	7,516	90,772
Prior years	14,132	15,529
Total paid	21,648	106,301

Balance at end of period:
Liability for unpaid losses and loss adjustment expense	57,496	59,632
Reinsurance ceded	8,983	7,192
Net balance at end of period	$48,513	$52,440

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $2,799 during the first three months of 2017, and decreased $4,756 during the twelve months ended December 31, 2016. The decrease is generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

9.	Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

	March 31, 2017	December 31, 2016	Estimated Useful Life
Cost:
Real estate	$9,808	$9,578	10 - 31 years
Electronic data processing equipment	1,606	1,637	5-7 years
Furniture and fixtures	3,762	3,762	5-7 years
Automobiles	1,561	1,488	2-3 years
Total cost	16,737	16,465

Accumulated depreciation	(11,467)	(11,646)

Total property and equipment, net	$5,270	$4,819

Depreciation expense was $124 and $126 for the three months ended March 31, 2017 and 2016, respectively.

10.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income for the period by the average number of common shares outstanding of 22,760,000 for the period. There were no dilutive potential common shares outstanding during this period. Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Earnings per share calculations were not applicable for periods prior to first quarter 2017.

11.	Related Party Transactions

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members and, accordingly, the two organizations operate for the mutual benefit of each other. We have a royalty agreement with the NDFB which calls for royalties based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $294 and $285 during the three months ended March 31, 2017 and 2016, respectively. Royalties of $118 and $96 were accrued as liabilities to the NDFB at March 31, 2017 and December 31, 2016, respectively.

The following table illustrates the impact of consolidating Battle Creek into our consolidated balance sheets prior to intercompany eliminations:

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$1,059	$124
Investments	4,504	4,290
Accrued investment income	34	31
Premiums receivable	2,938	2,841
Reinsurance recoverables	19,991	19,299
Deferred tax asset, net	912	915
Property and equipment	327	331
Other assets	34	55
Total assets	$29,799	$27,886

Unpaid loss and loss adjustment expenses	$9,177	$8,917
Unearned premiums	10,814	10,382
Notes payable	3,000	3,000
Reinsurance payable	2,422	992
Accrued expenses and other liabilities	822	1,073
Total liabilities	26,235	24,364

Non-controlling interest	3,564	3,522
Total equity	3,564	3,522

Total liabilities and equity	$29,799	$27,886

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

Total revenues and expenses of Battle Creek prior to intercompany eliminations were $58 and $0 during the three months ended March 31, 2017, and $28 and $0 during the three months ended March 31, 2016.

12.	Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they earned. The Company’s contribution accrual for the money purchase plan totaled $154 and $197 for the three months ended March 31, 2017 and 2016, respectively. The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contribution accrual to the 401(k) plan totaled $115 and $118 for the three months ended March 31, 2017 and 2016, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Company’s Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”). Funds deposited during the three months ended March 31, 2017 totaled $105.

13.	Line of Credit

Nodak Mutual has a $3,000 line of credit with Wells Fargo, N.A., of which there were no outstanding amounts as of March 31, 2017 or December 31, 2016. This line of credit is due to expire on October 31, 2017.

14.	Income Taxes

At March 31, 2017 and December 31, 2016, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three months ended March 31, 2017 or the twelve months ended December 31, 2016.

At March 31, 2017 and December 31, 2016, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $5,171 and $5,171 of net operating loss carryover at March 31, 2017 and December 31, 2016, respectively. The net operating loss carryforward expires beginning in 2021 through 2030. In 2016, a $247 capital loss carryover expired and none of the capital loss carryover was utilized against realized capital gains.

15.	Operating Leases

We lease facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these commitments were $80 and $86 for the three months ended March 31, 2017 and 2016, respectively.

Minimum future payments under these non-cancellable leases having remaining terms in excess of one year as of March 31, 2017 were less than $100 per year.

We also lease a portion of our home office building under a non-cancellable operating lease expiring in December 2017.

16.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of March 31, 2017 or December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

17.	Segment Information

We have three primary insurance product lines, which consist of multi-peril crop and hail, non-standard auto and other property and casualty coverages. We do not allocate assets, underwriting expenses or fee and other income to the individual product lines and generally review the products in the aggregate for purposes of managerial decision making. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The table below outlines revenue by insurance product line for the three months ended as of March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums earned
Multi-peril crop and hail	$1,100	$290
Non-standard auto	2,531	2,602
Other property and casualty coverage	29,178	27,223
Net premium earned	32,809	30,115

Net investment income	1,143	1,133
Net realized capital gains on investments	616	89
Fee and other income	347	304
Total revenues	$34,915	$31,641

18.	Subsequent Events

We have evaluated subsequent events through May 11, 2017, the date these consolidated financial statements were available for issuance.

Item 2. - Management’s s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Unaudited Financial Statements alone. The discussion should be read in conjunction with the Consolidated Unaudited Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Part II. Item 1A. Risk Factors” for more information. You should review “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota, Minnesota, and Nebraska. Primero offers nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Nodak Insurance and Battle Creek are rated an “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated “A-” as of March 16, 2017, and Primero is unrated.

American West is a wholly owned subsidiary of Nodak Insurance, and Primero is an indirect wholly owned subsidiary of Nodak Insurance. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements included herein are the consolidated financial results of NI Holdings, Nodak Insurance, American West, Battle Creek, and Primero.

For the three months ended March 31, 2017 and 2016, the Company had consolidated direct premiums written of $36,830 and $33,816, respectively, consolidated net premiums earned of $32,809 and $30,115, respectively, and consolidated net income of $4,749 and $6,219, respectively. At March 31, 2017, the Company had total assets of $374,471 and equity of $248,977, compared to total assets of $278,703 and equity of $153,418 at December 31, 2016.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. Management of NI Holdings believes that the market generally may be in a hard market, but that variations exist by line of business and geography.

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most commercial farmers obtain crop insurance on their plantings each year.

Principal Revenue and Expense Items

The Company derives its revenue primarily from premiums earned, net investment income, and net realized gains (losses) from investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. NI Holdings’ property and casualty policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2017, one-half of the premiums would be earned in 2017 and the other half would be earned in 2018.

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are generally recognized and earned during the same calendar year as the year in which the policy is written. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the Federal Crop Insurance Corporation (“FCIC”) by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims made in the spring (primarily for prevented planting and required replanting claims), claims are required to be made by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by NI Holdings covers crops planted in the spring.

Net investment income and net realized gains (losses) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, and debt securities. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. NI Holdings recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investment securities is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our board of directors.

NI Holdings’ expenses consist primarily of:

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”) represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and underwriting and administrative expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs and underwriting and administrative expenses. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and administrative expenses consist of salaries, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately, as well as payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data.

Income taxes

NI Holdings uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized.

At both March 31, 2017 and December 31, 2016, the Company had recorded valuation allowances with respect to its deferred income tax assets of $1,022. The effect of a change in tax rates is recognized in the period of the enactment date.

Key Financial Measures

NI Holdings evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing its financial performance based on results determined in accordance with GAAP, NI Holdings utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and which it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting income, return on average equity, and risk based capital.

NI Holdings measures growth by monitoring changes in gross premiums written and net premiums written. The Company measures underwriting profitability by examining its loss and LAE ratio, expense ratio, and combined ratio. It also measures profitability by examining underwriting income (loss), net income (loss), and return on average equity.

Loss and LAE ratio

The loss and LAE ratio is the ratio (expressed as a percentage) of losses and LAE incurred to premiums earned. NI Holdings measures the loss and LAE ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the company’s insurance business.

Combined ratio

The Company’s combined ratio is the sum of the loss and LAE ratio and the expense ratio and measures its overall underwriting profit. Generally, if the combined ratio is below 100%, NI Holdings is making an underwriting profit. If the combined ratio is above 100%, it is not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures the Company’s exposure to pricing errors in its current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in NI Holdings’ statements of operations.

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. NI Holdings is required to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related footnotes. NI Holdings evaluates these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that it believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to its estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The Company believes the following policies are the most sensitive to estimates and judgments.

Loss and Loss Adjustment Expense Reserves

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses or LAE). The Company’s loss reserves consist of case reserves, which are reserves for claims that have been reported to it, and reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves (“IBNR”).

When a claim is reported to NI Holdings, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially if legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in the Company’s case mostly involves the weather perils of wind and hail, NI Holdings utilizes mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows the company to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated loss payments from the storm. If the Company estimates the damages to be in excess of its retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the Company can quickly recover reinsurance payments once the retention is exceeded.

In addition to case reserves, NI Holdings maintains estimates of reserves for losses and LAE incurred but not reported. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid loss and LAE reserves includes significant estimates for IBNR.

As multi-peril crop insurance claims must be reported within a specified time period established by the FCIC, this line of business is not impacted by IBNR loss or LAE reserves. The Company estimates losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be a very good indicator of the Company’s anticipated losses for this line of business.

NI Holdings utilizes an independent actuary to assist with the estimation of its loss and LAE reserves. This actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the financial statements.

NI Holdings accrues liabilities for unpaid losses and LAE based upon estimates of the ultimate amount payable. The Company projects its estimate of ultimate losses and LAE by using the following actuarial methodologies:

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

Paid and Case Incurred Loss Methods — The Paid and Case Incurred Loss Development Methods utilize ratios of cumulative paid or case incurred loss or loss adjustment expense at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop estimated ultimate losses or LAE. Ultimate losses or LAE are then selected for each accident year from the various methods employed.

Ratio of Paid ALAE to Paid Loss Method — This method utilizes the ratio of paid adjusted loss adjustment expense (“ALAE”) to paid losses and is similar to the Paid and Case Incurred Methods described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

NI Holdings estimates IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total loss and LAE incurred as of the financial statement date. NI Holdings then reduces the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses will vary depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. Finally, the Company considers other factors that impact reserves that are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. NI Holdings continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. NI Holdings considers all significant facts and circumstances known at the time loss reserves are established.

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

Other factors that have or can have an impact on the Company’s case and IBNR reserves include but are not limited to those described below. The potential impact described under “Inflation”, “Case Reserves”, and “Unallocated Loss Adjustment Reserve (All other Loss Adjustment)” reflect reasonably likely changes in such factors.

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

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on a company’s case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, it is likely that a company may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to the company being deficient in its IBNR reserves.

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

Actual settlement experience different than historical data trends

When establishing IBNR reserves, the Company’s actuary takes into account many of the factors discussed above. One of the more important factors that is considered when setting reserves is the past or historical claim settlement experience. Our actuary considers factors such as the number of files entering litigation, payment patterns, length of time it takes company claims personnel to settle the claims, and average payment amounts when estimating reserve amounts. Should future settlement patterns change due to legal environment, company claims handling philosophy, or personnel, it may have an impact on the future claims payments, which could cause existing reserves to either be redundant (excessive) or deficient (below) compared to the actual loss amount.

Change in Reporting Lag

As discussed above, NI Holdings and its actuary utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience a change in reporting time (claims are slower to be reported than in the past), we or our actuary may underestimate the anticipated number of future claims, which could cause us and our actuary to underestimate the ultimate loss we may experience. A lag in reporting may be caused by changes in how claims are reported (online vs. through company personnel), the type of business or lines of business the company is writing, the company’s distribution system (direct writer, independent agent, or captive agent), and the geographic area where the company chooses to insure risk.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for losses and LAE may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. NI Holdings reflects adjustments to loss reserves in the results of operations during the period in which the estimates are changed.

NI Holdings’ reserves for unpaid losses and LAE are summarized below (dollars in thousands):

	March 31, 2017	December 31, 2016
Case reserves	$45,261	$42,081
IBNR reserves	3,252	10,359
Net unpaid loss and LAE	48,513	52,440
Reinsurance recoverable on unpaid loss and LAE	8,983	7,192
Reserves for unpaid loss and LAE	$57,496	$59,632

The Company’s actuary is required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of NI Holdings’ loss and LAE reserves and the related range of anticipated losses. The method of determining the loss reserves has not changed and the reserve generated by the actuary is consistent with the observed development of NI Holdings’ loss reserves over the last few years.

The variability in establishing loss reserves arises primarily because specific losses may not be known and reported for some period and the ultimate losses paid and LAE incurred with respect to known losses may be larger than currently estimated. In addition, we continue to process claims from losses incurred from policy years more than ten years ago. The ultimate frequency or severity of these claims can be very different than the assumptions NI Holdings used in its estimation of ultimate reserves for these exposures.

Specifically, the following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of losses and LAE paid:

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

Actuarial Loss Reserves

The selection of the ultimate loss is based on information unique to each accident year and the judgment and expertise of NI Holdings’ actuary and management.

The following table provides case and IBNR reserves for losses and LAE as of March 31, 2017 and December 31, 2016.

As of March 31, 2017
(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Property and casualty	$43,819	$3,252	$47,071
Crop	1,442	—	1,442
Total net reserves	45,261	3,252	48,513
Reinsurance recoverables	7,916	1,067	8,983
Gross reserves	$53,177	$4,319	$57,496

As of December 31, 2016
(dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves
Property and casualty	$37,815	$10,359	$48,174
Crop	4,266	—	4,266
Total net reserves	42,081	10,359	52,440
Reinsurance recoverables	6,286	906	7,192
Gross reserves	$48,367	$11,265	$59,632

As discussed earlier, the estimation of NI Holdings’ reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Liabilities for Property and Casualty Claims and Claim Expenses

Loss reserves represent management’s best estimate of ultimate unpaid losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. In evaluating whether the reserves make a reasonable provision for the unpaid losses and LAE, it is necessary to project future loss and LAE payments. It is certain that the actual future losses and LAE will not develop exactly as projected and may vary significantly from the projections.

The projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable. Also, there may be a change in the Company’s reporting pattern or case reserve adequacy that is not identifiable. Due to the inherent uncertainty in estimating reserves for losses and LAE, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations. For this reason, the carried reserves reflect prudently conservative assumptions. As the carried reserves run off, the overall expectation is that, more often than not, favorable development will occur. However, there is also the possibility that the ultimate settlement of liabilities associated with these reserves will be greater, perhaps significantly, than the carried reserves.

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

Total Reserves

As of March 31, 2017, the impact of a 1% change in our estimate for loss and LAE reserves, net of reinsurance recoverables, on our net income after tax would be approximately $315.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after tax resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2016, which is deemed consistent with March 31, 2017. A change in inflation may or may not fully impact loss payments in the future because some of the underling expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After Tax Earnings
-1%	$(389)
1%	$389
3%	$1,181
5%	$1,993

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes from the historical inflation factor that is implicitly embedded in the estimated payment pattern to develop the reserves as of December 31, 2016, which is deemed consistent with March 31, 2017. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

The following table displays the impact on net income after tax that various changes in this factor would have on the ULAE reserves as of December 31, 2016, which is deemed consistent with March 31, 2017. This variance in future reserve emergence could occur in one year or over multiple years, depending when the change is recognized.

Percentage Point Change in ULAE Factor	Impact on After Tax Earnings
-2%	$(321)
-1%	$(161)
1%	$161
2%	$321

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on these investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or determined to be other-than-temporarily impaired.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB guidance regarding “Investments — Debt & Equity Securities”. Under this guidance, OTTI is considered to have occurred with respect to debt securities if (1) an entity intends to sell the security, (2) it is more likely than not an e ntity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.

The fair value and unrealized losses for NI Holdings’ securities that were temporarily impaired as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,755	$(39)	$—	$—	$2,755	$(39)
Obligations of states and political subdivisions	14,213	(329)	246	(4)	14,459	(333)
Corporate securities	11,901	(137)	1,440	(250)	13,341	(387)
Residential mortgage-backed securities	19,656	(259)	—	—	19,656	(259)
Commercial mortgage-backed securities	2,287	(15)	—	—	2,287	(15)
Asset backed securities	2,148	(14)	—	—	2,148	(14)
Total fixed income securities	52,960	(793)	1,686	(254)	54,646	(1,047)
Equity securities:
Basic materials	35	(1)	—	—	35	(1)
Communications	155	(93)	—	—	155	(93)
Consumer, cyclical	216	(85)	—	—	216	(85)
Consumer, non-cyclical	303	(179)	—	—	303	(179)
Energy	235	(42)	—	—	235	(42)
Financial	—	—	—	—	—	—
Industrial	35	(0)	—	—	35	(0)
Technology	495	(106)	—	—	495	(106)
Total equity securities	1,474	(506)	—	—	1,474	(506)
Total investments	$54,434	$(1,299)	$1,686	$(254)	$56,120	$(1,553)

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed income securities	53,284	(885)	2,251	(298)	55,535	(1,183)
Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Energy	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed income investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

For the three months ended March 31, 2017, NI Holdings’ investment portfolio experienced a change in net unrealized gains of $795. The overall portfolio experienced slight increases in both unrealized gains and losses, with more of the gains coming in fixed income securities.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company assets.

NI Holdings monitors its investment portfolio and reviews securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, the Company compares the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If NI Holdings identifies that an other-than-temporary impairment loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

For the three months ended March 31, 2017 and the year ended December 31, 2016, NI Holdings recognized no other-than-temporary impairments of its investment securities.

Fair Value Measurements

NI Holdings uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, NI Holdings may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Accounting guidance on fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy in this guidance are as follows:

Level I:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level II:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level II includes debt securities with quoted prices that are traded less frequently then exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level III:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

Under the accounting guidance, NI Holdings bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of NI Holdings or other third-parties, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which NI Holdings could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

NI Holdings uses quoted values and other data provided by independent pricing services in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments.

Should the independent pricing service be unable to provide a fair value estimate, NI Holdings attempts to obtain a non-binding fair value estimate from a number of broker-dealers and reviews this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, NI Holdings uses that estimate. In instances where NI Holdings is able to obtain fair value estimates from more than one broker-dealer, the Company reviews the range of estimates and selects the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, NI Holdings develops a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, NI Holdings classifies such a security as a Level III investment.

The fair value estimates of NI Holdings’ investments provided by the independent pricing service at March 31, 2017 were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the three months ended March 31, 2017 or the year ended December 31, 2016, and no adjustments were made to the estimates provided by the pricing service for the three months ended March 31, 2017 or the year ended December 31, 2016. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2017 and December 31, 2016, deferred policy acquisition costs and the related unearned premium reserves were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Deferred policy acquisition costs	$9,681	$8,942
Unearned premium reserves	59,734	57,445

The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and LAE, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and LAE, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred policy acquisition costs are not recoverable, they would be written off or a premium deficiency reserve would be established.

Employee Stock Ownership Plan.

The Company has established the NI Holdings, Inc. Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and will invest primarily in common stock of the Company.

In connection with our initial public offering, Nodak Mutual loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan will be for a period of ten years and bears interest at the long-term Applicable Federal Rate effective on the closing date of the offering. The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which results in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

The shares purchased by the ESOP Trust in the offering are held in a suspense account as collateral for the ESOP loan. The shares held in the ESOP’s suspense account are not considered outstanding for earnings per share purposes. Nodak Insurance will make semi-annual cash contributions to the ESOP in amounts no smaller than the amounts required for the ESOP Trust to make its loan payments to Nodak Insurance. While the ESOP makes two loan payments per year, a pre-determined portion of the shares will be released from the suspense account and allocated to participant accounts at the end of the calendar year. This release and allocation will occur on an annual basis over the ten-year term of the ESOP loan. Nodak Insurance will have a lien on the shares of common stock of the Company held by the ESOP to secure repayment of the loan from the ESOP to Nodak Insurance. If the ESOP is terminated as a result of a change in control of the Company, the ESOP may be required to pay the costs of terminating the plan.

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts.

In connection with the initial public offering, the Company created a contra-equity account on the Company’s balance sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the initial public offering. As shares are released from the ESOP suspense account, the contra-equity account will be credited, which shall reduce the impact of the contra-equity account on the Company’s balance sheet. The Company shall record a compensation expense related to the shares released, which compensation expense is equal to the number of shares released from the suspense account multiplied by the market value of the Company’s stock at time of release.

The initial ESOP participants are employees of Nodak Insurance. The employees of Primero will not participate in the ESOP.

Each employee of Nodak Insurance will automatically become a participant in the ESOP if such employee is at least 21 years old and has completed a year of service with Nodak Insurance. Employees are not permitted to make any contributions to the ESOP.

Participants in the ESOP will receive annual reports from the Company showing the number of shares of common stock of the Company allocated to the participant’s account and the market value of those shares.

Income Taxes

NI Holdings uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

NI Holdings had gross deferred income tax assets of $6,809 at March 31, 2017 and $6,648 at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $1,022 was maintained at March 31, 2017 and December 31, 2016.

NI Holdings had gross deferred income tax liabilities of $9,105 at March 31, 2017 and $8,541 at December 31, 2016, arising primarily from deferred policy acquisition costs and net unrealized gains.

NI Holdings exercises significant judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments require NI Holdings to make projections of future taxable income. The judgments and estimates the Company makes in determining its deferred income tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require the Company to record a valuation allowance against its deferred income tax assets.

As of March 31, 2017, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

Results of Operations

For the Three Months ended March 31, 2017 and 2016

NI Holdings’ results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, changes in regulation, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

NI Holdings premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced commercial business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets which NI Holdings serves are diversified enough such that management must regularly monitor the Company’s performance and competitive position to schedule appropriate rate actions by line of business and geographic market.

Premiums in the crop insurance business are mainly influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers.

The major components of NI Holdings’ operating revenues and net income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums earned	$32,809	$30,115
Investment income, net of investment expense	1,143	1,133
Realized investment gains, net	616	89
Fee and other income	347	304
Total revenues	$34,915	$31,641
Components of net income:
Underwriting (loss) income	$4,925	$8,176
Investment income, net of investment expense	1,143	1,133
Realized investment gains (losses), net	616	89
Other income (expense), net	347	304
Income, before income taxes	7,031	9,702
Income tax expense	2,282	3,483
Net income before noncontrolling interest	$4,749	$6,219

Premiums Written and Premiums Earned

NI Holdings’ net premiums earned increased 8.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to growth in our personal lines business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Average cash and invested assets	$256,580	$202,196
Net investment income	$1,143	$1,133
Return on average cash and invested assets	1.8%	2.2%

Investment income, net of investment expense, increased $10 for the three months ended March 31, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and invested assets increased from $206,599 at March 31, 2016 to $305,483 at March 31, 2017. The weighted average yield on invested assets decreased from 2.2% for the three months ended March 31, 2016 to 1.8% for the three months ended March 31, 2017. The 2017 average cash and invested assets increased due to net proceeds received from issuance of common stock of NI Holdings on March 13, 2017, which were not fully invested as of March 31, 2017, thus reducing the yield on these average assets.

Realized Investment Gains (Losses), Net

NI Holdings had net realized investment gains of $616 for the three months ended March 31, 2017, compared to net realized investment gains of $89 for the three months ended March 31, 2016.

NI Holdings’ fixed income investments and equity investments are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The Company had net unrealized gains on fixed income investments of $1,620 at March 31, 2017 and net unrealized gains of $1,210 at December 31, 2016. NI Holdings has evaluated each security and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that it will not recover the entire amortized cost basis.

Underwriting Income (Loss)

As discussed above, NI Holdings evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, NI Holdings also utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and that it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are underwriting income (loss), expense ratio, loss and LAE ratio, combined ratio, written premiums, net written premiums to statutory surplus ratio, and return on average equity.

Underwriting income (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting loss and loss adjustment expenses, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from net earned premiums. Each of these captions is presented in our statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of loss and loss adjustment expenses and amortization of deferred policy acquisition costs and underwriting and administrative expense, which impact underwriting profitability.

Loss and LAE

NI Holdings’ loss and LAE ratio increased to 54.0% in the three months ended March 31, 2017, compared to 38.2% in the same period of 2016, due primarily to increased weather related losses on its insurance products. While the first three months of 2016 experienced unusually mild weather, the same period in 2017 returned to more normal weather conditions and, as a result, more normal loss experience in its property and casualty business.

NI Holdings realized favorable development on prior accident years of $2,799 in the three months ended March 31, 2017 with respect to its traditional property and casualty products, compared to $4,756 of favorable development on prior accident years realized in the twelve months ended December 31, 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Underwriting and Administrative Expenses

Total underwriting and administrative expenses, including amortization of deferred policy acquisition costs, decreased $287 in the three months ended March 31, 2017, or 2.7%, compared to the three months ended March 31, 2016. A higher level of expenses related to creation of the holding company were incurred in first quarter 2016, which did not repeat in first quarter 2017.

Income Before Income Taxes

For the three months ended March 31, 2017, NI Holdings had pre-tax income of $7,031 compared to pre-tax income of $9,702 for the three months ended March 31, 2016. The decrease in pre-tax income was largely attributable to the increase in loss and LAE on the property insurance lines of business due to more normal weather related losses in the three months ended March 31, 2017 as compared to 2016.

Income Tax Expense

NI Holdings recorded income tax expense of $2,282 for the three months ended March 31, 2017, compared to $3,483 of income tax expense for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 32.5%, compared to an effective tax rate of 35.9% for the three months ended March 31, 2016. The decrease in the effective tax rate was the result of a greater impact of comparable permanent tax adjustments realized on a lower income before income taxes amount for the three months ended March 31, 2017.

Net Income

For the three months ended March 31, 2017, NI Holdings had net income after noncontrolling interest of $4,689 compared to net income after noncontrolling interest of $6,214 for the three months ended March 31, 2016. This decrease in net income is primarily attributable to increased loss and LAE in the company’s property insurance lines of business, due to higher weather related losses in the three months ended March 31, 2017 compared to the mild winter season of 2016.

Return on Average Equity

For the three months ended March 31, 2017, NI Holdings had annualized return on average equity, after noncontrolling interest, of 9.3% compared to annualized return on average equity, after noncontrolling interest, of 16.1% for the three months ended March 31, 2016. Average equity was calculated as the average between beginning and ending equity for the three month periods.

Mandatory Assumed Reinsurance

NI Holdings is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota domiciled property and casualty insurers. Each North Dakota domiciled property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. NI Holdings paid no assessments in the three month periods ended March 31, 2017 and 2016.

Financial Position

At March 31, 2017, NI Holdings had total assets of $374,471, compared to total assets of $278,703 at December 31, 2016, an increase of $95,768, or 34.4%. The increase was primarily attributable to net proceeds of $93,145 from issuance of NI Holdings common stock on March 13, 2017.

At March 31, 2017, total liabilities were $125,494, compared to $125,285 at December 31, 2016, an increase of $209, or 0.2%. The increase was primarily due to higher unearned premiums collected, as unearned premiums increased to $59,734 at March 31, 2017 from $57,445 at December 31, 2016. The reserve for unpaid losses and LAE decreased to $57,496 at March 31, 2017, compared to $59,632 at December 31, 2016.

Total equity increased to $248,977 at March 31, 2017, from $153,418 as of December 31, 2016, an increase of $95,559, or 62.3%. The increase in equity primarily reflects net proceeds of $93,145 from the issuance of NI Holdings common stock and net income of $4,689 for the three months ended March 31, 2017.

Effect of Stock Offering on Nodak Insurance Company and NI Holdings

NI Holdings was formed on March 13, 2017 and became the holding company for Nodak Insurance and its existing subsidiaries. The increased capitalization from our initial public offering should (i) enhance investment income by increasing our investment portfolio, and (ii) provide capital to permit the Company to seek acquisitions and other diversification opportunities.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In addition, we raised $93,145 in net proceeds from our initial public offering, which we are able to use to meet the demands of claim settlements and operating expenses.

NI Holdings maintains investment and reinsurance programs that are intended to provide sufficient funds to meet its obligations without forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities	$6,164	$5,766
Cash flows used in investing activities	(8,925)	(4,333)
Cash flows provided by financing activities	90,745	0
Net increase in cash and cash equivalents	$87,984	$1,433

For the three months ended March 31, 2017, cash flows from operating activities totaled $6,164 compared to $5,766 for the three months ended March 31, 2016. The Company realized higher collections of receivables during 2017 to offset a decrease in net income from 2016. Cash flows used in investing activities totaled $8,925 for the three months ended March 31, 2017, compared to $4,333 in the three months ended March 31, 2016, primarily reflecting the opportunity to invest additional surplus in longer term investments. Cash flows provided by financing activities of $90,745 for the three months ended March 31, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan.

Outside of the net proceeds from the recent initial public offering, NI Holdings’ principal source of long-term liquidity will be dividend payments from Nodak Insurance. Nodak Insurance will be restricted by the insurance laws of North Dakota as to the amount of dividends or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance Company during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $13,900 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2016. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in first quarter 2017.

As a public company, NI Holdings is subject to the proxy solicitation, periodic reporting, insider trading, and other requirements of the Exchange Act and to most of the provisions of the Sarbanes-Oxley Act of 2002. As a result, NI Holdings anticipates incurring significant increases in expenses related to accounting and legal services that will be necessary to comply with such requirements. We estimate that the cost of initial compliance with the requirements of the Sarbanes-Oxley Act will be approximately $350 and that compliance with the ongoing requirements of the Exchange Act and the Sarbanes-Oxley Act will result in an increase of approximately $300 in annual operating expenses.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

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

In May 2015, the FASB issued guidance that requires entities to provide additional disclosures about their liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates for annual reporting periods. The guidance requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the changes and the effects on the entities’ financial statements, and the timing, frequency and severity of claims. The guidance also requires entities to disclose a roll forward of the liability for unpaid claims and claim adjustment expenses for annual and interim reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of this new guidance did not have a significant impact on our financial position, results of operations or cash flows, but changes to our disclosures were required.

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

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this new guidance with have on our financial position, results of operations, and our cash flows.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. -
OTHER INFORMATION

Item 1. - Legal Proceedings

We are party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2017, the SEC declared effective our registration statement on Form S-1 (file number 333-214057) registering our common stock. On March 13, 2017, the Company completed the initial public offering of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting underwriting discounts and offering expenses. Griffin Financial Group, LLC acted as our placement agent in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 17, 2017.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2017.

NI HOLDINGS, INC.
/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)