Form 10-Q
period 2017-06-30
NI Holdings, Inc.
filed 2017-08-11
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding on August 11, 2017 was 22,313,329. No preferred shares are issued or outstanding.

i

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance and its subsidiaries and Battle Creek Mutual Insurance Company, for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Mutual Holding Company” and “Nodak Mutual Group” refer to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the processor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance; and
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes.

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

Part I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2017	December 31, 2016

Assets:
Cash and cash equivalents	$18,148	$18,318
Fixed income securities, at fair value	238,838	161,470
Equity securities, at fair value	44,587	25,917
Other investments	1,972	1,972
Total cash and investments	303,545	207,677

Premiums and agents' balances receivable	70,882	21,986
Deferred policy acquisition costs	14,126	8,942
Reinsurance premiums receivable	2,448	—
Reinsurance recoverables on losses	10,392	7,192
Accrued investment income	1,979	1,431
Property and equipment	5,263	4,819
Receivable from Federal Crop Insurance Corporation	12,496	16,761
Goodwill	2,628	2,628
Federal income tax recoverable	2,657	2,933
Other assets	3,250	4,334
Total assets	$429,666	$278,703

Liabilities:
Unpaid losses and loss adjustment expenses	$72,619	$59,632
Unearned premiums	92,194	57,445
Reinsurance payable	6,018	39
Deferred income taxes, net	4,024	2,915
Accrued expenses and other liabilities	12,027	5,254
Commitments and contingencies	—	—
Total liabilities	186,882	125,285

Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 2017 - 23,000,000 shares, 2016 – none; and outstanding: 2017 – 22,313,329 shares, 2016 - none	230	—
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	92,915	—
Unearned employee stock ownership plan shares	(2,400)	—
Retained earnings	144,409	139,591
Accumulated other comprehensive income, net of tax	12,070	10,305
Treasury stock, at cost, 2017 – 446,671 shares, 2016 - none	(8,037)	—
Non-controlling interest	3,597	3,522
Total equity	242,784	153,418

Total liabilities and equity	$429,666	$278,703

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$45,653	$37,136	$78,462	$67,251
Fee and other income	321	508	668	812
Net investment income	1,447	1,182	2,590	2,315
Net realized capital gain on investments	339	130	955	219
Total revenues	47,760	38,956	82,675	70,597

Expenses:
Losses and loss adjustment expenses	36,230	31,096	53,951	42,585
Amortization of deferred policy acquisition costs	6,301	6,193	11,310	10,234
Other underwriting and general expenses	5,268	4,333	10,422	10,742
Total expenses	47,799	41,622	75,683	63,561

Income (loss) before income taxes	(39)	(2,666)	6,992	7,036
Income taxes	(156)	(847)	2,126	2,636
Net income (loss)	117	(1,819)	4,866	4,400
Net income (loss) attributable to non-controlling interest	(12)	(57)	48	(52)
Net income (loss) attributable to NI Holdings, Inc.	$129	$(1,762)	$4,818	$4,452

Earnings per common share:
Weighted average shares outstanding	22,663,280		22,711,373
Basic and diluted net income per share	$0.01		$0.21

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(dollar amounts in thousands)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$(12)	$129	$117	$48	$4,818	$4,866
Other comprehensive income, before income taxes:
Holding gains on investments	40	2,955	2,995	14	3,697	3,711
Reclassification adjustment for net realized capital loss (gain) included in net income	27	(366)	(339)	27	(982)	(955)
Other comprehensive income, before income taxes	67	2,589	2,656	41	2,715	2,756
Income tax expense related to items of other comprehensive income	(23)	(906)	(929)	(14)	(950)	(964)
Other comprehensive income, net of income taxes	44	1,683	1,727	27	1,765	1,792
Comprehensive income	$32	$1,812	$1,844	$75	$6,583	$6,658

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$(57)	$(1,762)	$(1,819)	$(52)	$4,452	$4,400
Other comprehensive income, before income taxes:
Holding gains on investments	61	2,222	2,283	139	5,482	5,621
Reclassification adjustment for net realized capital loss (gain) included in net income	(10)	(120)	(130)	10	(229)	(219)
Other comprehensive income, before income taxes	51	2,102	2,153	149	5,253	5,402
Income tax expense related to items of other comprehensive income	(18)	(736)	(754)	(52)	(1,839)	(1,891)
Other comprehensive income, net of income taxes	33	1,366	1,399	97	3,414	3,511
Comprehensive income (loss)	$(24)	$(396)	$(420)	$45	$7,866	$7,911

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statement of Changes in Equity

(dollar amounts in thousands)

	Six Months Ended June 30, 2017
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, January 1, 2017	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418
Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income	—	—	—	4,818	—	—	48	4,866
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Other comprehensive income, net of income taxes	—	—	—	—	1,765	—	27	1,792
Balance, June 30, 2017	$230	$92,915	$(2,400)	$144,409	$12,070	$(8,037)	$3,597	$242,784

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,866	$4,400
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains on investments	(955)	(219)
Deferred income taxes, net	—	292
Depreciation of property and equipment	249	220
Amortization of intangibles	21	31
Amortization of deferred policy acquisition costs	11,310	10,234
Deferral of policy acquisition costs	(16,494)	(12,367)
Net amortization of premiums and discounts on investments	593	405
Changes in assets and liabilities which provided (used) cash:
Premiums and agents balances receivable	(48,894)	(10,407)
Reinsurance premiums receivable	(2,448)	—
Reinsurance recoverables on losses	(3,200)	(16,077)
Accrued investment income	(547)	(57)
Receivable from Federal Crop Insurance Corporation	4,264	(18,174)
Federal income tax recoverable	276	(1,528)
Other assets	912	(1,949)
Unpaid losses and loss adjustment expenses	12,987	21,779
Unearned premiums	34,749	20,871
Reinsurance payables	5,979	8,530
Accrued expenses and other liabilities	6,781	2,139
Net cash provided by operating activities	10,449	8,123

Cash flows from investing activities:
Proceeds from sales of fixed income securities	11,712	10,968
Proceeds from sales of equity securities	2,904	368
Purchases of fixed income securities	(88,151)	(19,305)
Purchases of equity securities	(19,252)	(1,813)
Purchases of property and equipment, net	(542)	(261)
Other	2	74
Net cash used in investing activities	(93,327)	(9,969)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,145	—
Purchases of treasury stock	(8,037)	—
Loan to employee stock ownership plan	(2,400)	—
Net cash provided by financing activities	82,708	—

Net decrease in cash and cash equivalents	(170)	(1,846)

Cash and cash equivalents at beginning of period	18,318	14,521

Cash and cash equivalents at end of period	$18,148	$12,675

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

Notes to Unaudited Consolidated Financial Statements

1.	Organization

NI Holdings, Inc. (“NI Holdings”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

The consolidated financial statements of NI Holdings consist primarily of five entities: Nodak Insurance Company (“Nodak Insurance”, formerly Nodak Mutual Insurance Company prior to the conversion), Nodak Agency, Inc. (“Nodak Agency”), American West Insurance Company (“American West”), Primero Insurance Company (“Primero”), and an affiliated company, Battle Creek Mutual Insurance Company (“Battle Creek”).

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and has benefitted from a strong marketing affiliation with the North Dakota Farm Bureau. Nodak Insurance is a leading writer of property and casualty insurance in North Dakota, specializing in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal crop insurance coverages.

Nodak Agency, a wholly-owned subsidiary of Nodak Insurance, is a non-active shell corporation.

American West, a wholly-owned subsidiary of Nodak Insurance, is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002 and currently writes in Minnesota, North Dakota and South Dakota.

Primero Insurance Company is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota and South Dakota.

Battle Creek is controlled by Nodak Insurance via a surplus note and 100% quota share agreement. The terms of the surplus note and quota share agreement allow Nodak Insurance to appoint two-thirds of the Board of Directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets, and deferred policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

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

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value, with unrealized gains and losses, net of income tax, reported in accumulated other comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Realized gains and losses are determined using the specific identification method and included in the determination of income. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees.

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

Fair Value of Other Financial Instruments:

Our other financial instruments aside from investments are cash and cash equivalents, premium and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premium and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,972 at June 30, 2017 and December 31, 2016.

Reclassifications:

Certain amounts in 2016 have been reclassified to conform to the 2017 presentation.

Revenue Recognition:

We record premiums written at policy inception and recognize them as revenue on a pro rata basis over the policy term or, in the case of crop insurance, over the period of risk. The portion of premiums that could be earned in the future is deferred and reported as unearned premiums. When policies lapse, the Company reverses the unearned portion of the written premium and removes the applicable unearned premium. Policy-related fee income is recognized when collected.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

Loss and Loss Adjustment Expenses:

Liabilities for losses and loss adjustment expenses are estimates at a given point in time of the amounts we expect to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing our estimates, we recognize that our ultimate liability for losses and loss adjustment expenses will exceed or be less than such estimates. We base our estimates of liabilities for losses and loss adjustment expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability, and other factors. During the loss adjustment period, we may learn additional facts regarding certain claims, and, consequently, it often becomes necessary for us to refine and adjust our estimates of liability. We reflect any adjustments to our liabilities for losses and loss adjustment expenses in our operating results in the period in which we determine the need for a change in the estimates.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the six months ended June 30, 2017, or the year ended December 31, 2016.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that establishes the manner in which an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. The guidance also simplifies the impairment assessment of equity investments, without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

4.	Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, and fair value of the Company’s fixed income and equity securities:

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$7,796	$244	$(37)	$8,003
Obligations of states and political subdivisions	85,042	1,541	(135)	86,448
Corporate securities	90,086	1,415	(230)	91,271
Residential mortgage-backed securities	30,616	163	(191)	30,588
Commercial mortgage-backed securities	7,498	116	(9)	7,605
Asset-backed securities	14,900	36	(13)	14,923
Total fixed income securities	235,938	3,515	(615)	238,838

Equity securities:
Basic materials	1,117	39	(6)	1,150
Communications	3,285	1,121	(176)	4,230
Consumer, cyclical	4,095	3,914	(137)	7,872
Consumer, non-cyclical	6,646	3,401	(145)	9,902
Energy	2,008	231	(319)	1,920
Financial	1,701	831	—	2,532
Industrial	5,232	3,052	(33)	8,251
Technology	4,768	4,116	(154)	8,730
Total equity securities	28,852	16,705	(970)	44,587
Total investments	$264,790	$20,220	$(1,585)	$283,425

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

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	June 30, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$15,866	$15,970
After one year through five years	83,912	85,418
After five years through ten years	71,623	72,738
After ten years	11,523	11,596
Mortgage / asset backed securities	53,014	53,116
Total fixed income securities	$235,938	$238,838

	December 31, 2016
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,935	$11,069
After one year through five years	45,904	46,891
After five years through ten years	55,430	55,619
After ten years	13,090	13,037
Mortgage / asset backed securities	34,901	34,854
Total fixed income securities	$160,260	$161,470

Fixed income securities with a market value of $3,539 at June 30, 2017 and $3,530 at December 31, 2016 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

	June 30, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,489	$(37)	$—	$—	$3,489	$(37)
Obligations of states and political subdivisions	13,148	(132)	248	(3)	13,396	(135)
Corporate securities	24,068	(77)	1,179	(153)	25,247	(230)
Residential mortgage- backed securities	16,373	(191)	—	—	16,373	(191)
Commercial mortgage- backed securities	1,528	(9)	—	—	1,528	(9)
Asset-backed securities	6,423	(13)	—	—	6,423	(13)
Total fixed income securities	65,029	(459)	1,427	(156)	66,456	(615)

Equity securities:
Basic materials	381	(6)	—	—	381	(6)
Communications	1,527	(176)	—	—	1,527	(176)
Consumer, cyclical	514	(137)	—	—	514	(137)
Consumer, non-cyclical	1,446	(36)	266	(109)	1,712	(145)
Energy	1,764	(319)	—	—	1,764	(319)
Industrial	374	(33)	—	—	374	(33)
Technology	1,294	(109)	196	(45)	1,490	(154)
Total equity securities	7,300	(816)	462	(154)	7,762	(970)
Total investments	$72,329	$(1,275)	$1,889	$(310)	$74,218	$(1,585)

	December 31, 2016
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset-backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed income securities	53,284	(885)	2,251	(298)	55,535	(1,183)

Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

We frequently review our investment portfolio for declines in fair value which are other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized loss. The Company recorded an impairment of $206 in the three months and six months ended June 30, 2017, and did not record any impairment in the three months or six months ended June 30, 2016. As of June 30, 2017, we held 152 fixed income securities with unrealized losses. As of December 31, 2016, we held 129 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost values for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed income securities	$1,617	$1,227	$2,961	$2,403
Equity securities	93	99	163	207
Real estate	231	105	461	342
Cash and cash equivalents	(3)	—	(6)	—
Total gross investment income	1,938	1,431	3,579	2,952
Investment expenses	491	249	989	637
Net investment income	$1,447	$1,182	$2,590	$2,315

Net realized capital gain on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains	$552	$174	$1,180	$514
Gross realized losses, excluding other than temporary impairment losses	(213)	(44)	(225)	(295)
Net realized capital gain on investments	$339	$130	$955	$219

5.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at June 30, 2017 and December 31, 2016 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at June 30, 2017 or December 31, 2016.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

	June 30, 2017
	Total	Level I	Level II	Level II
Fixed income securities:
U.S. Government and agencies	$8,003	$—	$8,003	$—
Obligations of states and political subdivisions	86,448	—	86,448	—
Corporate securities	91,271	—	91,271	—
Residential mortgage-backed securities	30,588	—	30,588	—
Commercial mortgage-backed securities	7,605	—	7,605	—
Asset-backed securities	14,923	—	14,923	—
Total fixed income securities	238,838	—	238,838	—

Equity securities:
Basic materials	1,150	1,150	—	—
Communications	4,230	4,230	—	—
Consumer, cyclical	7,872	7,872	—	—
Consumer, non-cyclical	9,902	9,902	—	—
Energy	1,920	1,920	—	—
Financial	2,532	2,532	—	—
Industrial	8,251	8,251	—	—
Technology	8,730	8,730	—	—
Total equity securities	44,587	44,587	—	—

Cash and cash equivalents	18,148	18,148	—	—
Total assets at fair value	$301,573	$62,735	$238,838	$—

	December 31, 2016
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$6,050	$—	$6,050	$—
Obligations of states and political subdivisions	69,396	—	69,396	—
Corporate securities	51,170	—	51,170	—
Residential mortgage-backed securities	22,637	—	22,637	—
Commercial mortgage-backed securities	8,096	—	8,096	—
Asset-backed securities	4,121	—	4,121	—
Total fixed income securities	161,470	—	161,470	—

Equity securities:
Basic materials	102	102	—	—
Communications	2,827	2,827	—	—
Consumer, cyclical	5,261	5,261	—	—
Consumer, non-cyclical	4,218	4,218	—	—
Energy	1,287	1,287	—	—
Financial	591	591	—	—
Industrial	5,017	5,017	—	—
Technology	6,614	6,614	—	—
Total equity securities	25,917	25,917	—	—

Cash and cash equivalents	18,318	18,318	—	—
Total assets at fair value	$205,705	$44,235	$161,470	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

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

As a group at December 31, 2016, the Company retained $5,000 of losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $5,000 retained risk. Effective January 1, 2017, the catastrophic retention amount was increased to $10,000, and the Company maintained the coverage up to $74,600.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of A or higher.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$83,671	$48,564	$120,051	$82,680
Assumed premium	3,396	3,368	4,591	4,539
Ceded premium	(8,953)	(6,279)	(11,431)	(8,757)
Net premiums	$78,114	$45,653	$113,211	$78,462

Percentage of assumed earned premium to net earned premium		7.4%		5.8%

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$77,753	$38,789	$111,569	$70,970
Assumed premium	5,926	5,933	7,430	7,413
Ceded premium	(27,331)	(7,586)	(30,877)	(11,132)
Net premiums	$56,348	$37,136	$88,122	$67,251

Percentage of assumed earned premium to net earned premium		16.0%		11.0%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct losses and LAE	$36,093	$39,490	$55,735	$51,348
Assumed losses and LAE	2,024	2,979	2,613	3,821
Ceded losses and LAE	(1,887)	(11,373)	(4,397)	(12,584)
Net losses and LAE	$36,230	$31,096	$53,951	$42,585

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

If 100% of our ceded reinsurance was cancelled as of June 30, 2017 or December 31, 2016, no ceded commissions would need to be returned to the reinsurers.

7.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$9,681	$8,657	$8,942	$8,444
Deferral of policy acquisition costs	10,746	8,113	16,494	12,367
Amortization of deferred policy acquisition costs	(6,301)	(6,193)	(11,310)	(10,234)
Balance, end of period	$14,126	$10,577	$14,126	$10,577

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expense	$59,632	$45,342
Reinsurance ceded	7,192	5,109
Net balance at beginning of year	52,440	40,233

Incurred related to:
Current year	58,917	123,264
Prior years	(4,966)	(4,756)
Total incurred	53,951	118,508

Paid related to:
Current year	23,782	90,772
Prior years	20,382	15,529
Total paid	44,164	106,301

Balance at end of period:
Liability for unpaid losses and loss adjustment expense	72,619	59,632
Reinsurance ceded	10,392	7,192
Net balance at end of period	$62,227	$52,440

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $4,966 during the six months ended June 30, 2017, and decreased $4,756 during the year ended December 31, 2016. The decrease is generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

9.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016	Estimated Useful Life
Cost:
Real estate	$10,090	$9,578	10 - 31 years
Electronic data processing equipment	1,606	1,637	5-7 years
Furniture and fixtures	3,762	3,762	5-7 years
Automobiles	1,548	1,488	2-3 years
Total cost	17,006	16,465

Accumulated depreciation	(11,743)	(11,646)
Total property and equipment, net	$5,263	$4,819

Depreciation expense was $125 and $94 for the three months ended June 30, 2017 and 2016, and $249 and $220 for the six months ended June 30, 2017 and 2016.

10.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,663,280 for the three months ended June 30, 2017, and 22,711,373 for the six months ended June 30, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017. There were no potentially dilutive common shares or other instruments outstanding during this period. Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants.

Our Board of Directors has approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We purchased 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017, and reflected the cost of this treasury stock as a reduction of equity within our consolidated balance sheet as of June 30, 2017.

11.	Related Party Transactions

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB which recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $357 and $342 during the three months ended June 30, 2017 and 2016, and $651 and $627 during the six months ended June 30, 2017 and 2016. Royalties of $156 and $96 were accrued as liabilities to the NDFB at June 30, 2017 and December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

The following table illustrates the impact of including Battle Creek in our consolidated balance sheets prior to intercompany eliminations:

	June 30, 2017	December 31, 2016

Cash and cash equivalents (overdraft)	$(92)	$124
Investments	4,436	4,290
Premiums and agents’ balances receivable	3,658	2,841
Reinsurance recoverables on losses (eliminated in consolidation)	24,082	19,299
Accrued investment income	31	31
Deferred income tax asset, net	850	915
Property and equipment	376	331
Other assets	120	55
Total assets	$33,461	$27,886

Unpaid losses and loss adjustment expenses	$11,347	$8,917
Unearned premiums	12,735	10,382
Notes payable (eliminated in consolidation)	3,000	3,000
Reinsurance payable	89	992
Accrued expenses and other liabilities	2,693	1,073
Total liabilities	29,864	24,364

Non-controlling interest	3,597	3,522
Total equity	3,597	3,522

Total liabilities and equity	$33,461	$27,886

Total revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $11 and $0 during the three months ended June 30, 2017, and $41 and $0 during the three months ended June 30, 2016.

Total revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $69 and $0 during the six months ended June 30, 2017, and $69 and $0 during the six months ended June 30, 2016.

12.	Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution accrual for the money purchase plan totaled $315 and $393 for the three months ended June 30, 2017 and 2016, and $469 and $590 for the six months ended June 30, 2017 and 2016. The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contribution accrual to the 401(k) plan totaled $230 and $236 for the three months ended June 30, 2017 and 2016, and $345 and $354 for the six months ended June 30, 2017 and 2016. All fees associated with both plans are deducted from the eligible employee accounts.

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Company’s Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $15 during the three months ended June 30, 2017 and $120 during the six months ended June 30, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

13.	Line of Credit

Nodak Mutual has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of June 30, 2017 or December 31, 2016. This line of credit is due to expire on October 31, 2017.

14.	Income Taxes

At June 30, 2017 and December 31, 2016, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or six months ended June 30, 2017 or 2016.

At June 30, 2017 and December 31, 2016, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $5,171 of net operating loss carryover at December 31, 2016. The net operating loss carry-forward expires beginning in 2021 through 2030. In 2016, a $247 capital loss carryover expired and none of the capital loss carryover was utilized against realized capital gains.

15.	Operating Leases

We lease facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these leases were $10 and $23 for the three months ended June 30, 2017 and 2016, and $20 and $45 for the six months ended June 30, 2017 and 2016.

Minimum future commitments under these non-cancellable leases having remaining terms in excess of one year as of June 30, 2017 were less than $100 per year.

We also sub-lease portions of our home office building under non-cancellable operating leases.

16.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of June 30, 2017 or December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands)

17.	Segment Information

We have three primary insurance product lines, which consist of multi-peril crop and hail, non-standard auto and other property and casualty coverages. We do not allocate assets, underwriting expenses or fee and other income to the individual product lines and generally review the products in the aggregate for purposes of managerial decision making. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The table below outlines revenue by insurance product line.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned
Multi-peril crop and hail	$12,814	$6,930	$13,914	$7,220
Non-standard auto	2,590	2,707	5,121	5,309
Other property and casualty coverage	30,249	27,499	59,427	54,722
Net premiums earned	45,653	37,136	78,462	67,251

Fee and other income	321	508	668	812
Net investment income	1,447	1,182	2,590	2,315
Net realized capital gain on investments	339	130	955	219
Total revenues	$47,760	$38,956	$82,675	$70,597

18.	Subsequent Events

We have evaluated subsequent events through August 10, 2017, the date these consolidated financial statements were available for issuance.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Part II. Item 1A. Risk Factors” for more information. You should review “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota, Minnesota, and Nebraska. Primero offers nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Nodak Insurance and Battle Creek are rated an “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated “A”, and Primero is unrated.

American West is a wholly-owned subsidiary of Nodak Insurance, and Primero is an indirect wholly-owned subsidiary of Nodak Insurance. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements set forth herein include the consolidated financial results of NI Holdings, Nodak Insurance, American West, Battle Creek, and Primero.

For the three months ended June 30, 2017 and 2016, the Company had consolidated gross premiums written of $83,671 and $77,753, consolidated net premiums earned of $45,653 and $37,136, and consolidated net income (loss) before non-controlling interest of $117 and ($1,819). For the six months ended June 30, 2017 and 2016, the Company had consolidated gross premiums written of $120,051 and $111,569, consolidated net premiums earned of $78,462 and $67,251, and consolidated net income before non-controlling interest of $4,866 and $4,400. At June 30, 2017, the Company had total assets of $429,666 and equity of $242,784, compared to total assets of $278,703 and equity of $153,418 at December 31, 2016.

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

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted does not vary significantly from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most commercial farmers obtain crop insurance on their plantings each year.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net realized capital gain (loss) on investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Gross premiums written are recognized upon sale of new insurance contracts or renewal of existing contracts. Net premiums written is gross premiums written less premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. NI Holdings’ property and casualty policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2017, one-half of the premiums would be earned in 2017 and the other half would be earned in 2018.

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are generally recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual interest rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the Federal Crop Insurance Corporation (“FCIC”) by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims made in the spring (primarily for prevented planting and required replanting claims), claims are required to be made by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by NI Holdings covers crops planted in the spring.

Net investment income and net realized gains (losses) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, and debt securities. Investment income includes interest and dividends earned on invested assets. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investments is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

NI Holdings’ expenses consist primarily of:

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”) represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs and underwriting and general expenses. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Underwriting and general expenses consist of salaries, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately, as well as payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data.

Income taxes

NI Holdings uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At both June 30, 2017 and December 31, 2016, the Company had recorded valuation allowances with respect to its deferred income tax assets of $1,022. The effect of a change in tax rates is recognized in the period of the enactment date.

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

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and general expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the company’s insurance business.

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

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures the Company’s exposure to pricing deficiencies in its current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these items is presented as a caption in NI Holdings’ statements of operations.

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

Unpaid Loss and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (LAE). The Company’s liability for unpaid losses and LAE consist of case reserves, which are reserves for claims that have been reported to it, and reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves (“IBNR”).

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

In addition to case reserves, NI Holdings maintains estimates of reserves for losses and LAE incurred but not reported. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid losses and LAE includes significant estimates for IBNR.

The Company estimates multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be a very good indicator of the Company’s anticipated losses for this line of business.

NI Holdings utilizes an independent actuary to assist with the estimation of its liability for unpaid losses and LAE. This actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

NI Holdings accrues liabilities for unpaid losses and LAE based upon estimates of the ultimate amount payable. The Company projects its estimate of ultimate losses and LAE by using the following actuarial methodologies:

Bornhuetter-Ferguson Method — The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses selected loss development patterns to calculate the expected percentage of loss unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce the estimated ultimate loss.

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

Ratio of Paid ALAE to Paid Loss Method — This method utilizes the ratio of paid allocated loss adjustment expense (“ALAE”) to paid losses and is similar to the Paid and Case Incurred Methods described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. NI Holdings continually refines its estimates of unpaid losses and LAE in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. NI Holdings considers all significant facts and circumstances known at the time the liabilities for unpaid losses and LAE are established.

There is an inherent amount of uncertainty in the establishment of liabilities for unpaid losses and LAE. This uncertainty is greatest in the current and most recent accident years due to the relative newness of the claims being reported and the relatively small percentage of these claims that have been reported, investigated, and adjusted by the Company’s claims staff. Therefore, the reserves carried in these more recent accident years are generally more conservative than those carried for older accident years. As the Company has the opportunity to investigate and adjust the reported claims, both the case and IBNR reserves are adjusted to more closely reflect the ultimate expected loss.

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

Change in claims handling and/or setting case reserves

Changes in Company personnel and/or the approach to how claims are reported, adjusted, and reserved may affect the reserves established by the Company. As discussed above, the setting of IBNR reserves is not an exact science and involves the expert judgment of an actuary. One actuary’s reserve opinion may differ slightly from another actuary’s opinion. This is the primary reason why the IBNR reserve estimate is customarily reported as a range by a company’s actuary, which provides a company with an acceptable “range” to use in establishing its estimate for IBNR reserves.

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on the Company’s case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, it is likely that the Company may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to the Company being deficient in its IBNR reserves.

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge (as in the case of Hurricane Katrina) caused by a very large catastrophe has an impact on not only the availability and cost of building materials such as roofing and other such materials but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect.

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

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for unpaid losses and LAE may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. NI Holdings reflects adjustments to the liability for unpaid losses and LAE in the results of operations during the period in which the estimates are changed.

NI Holdings’ liabilities for unpaid losses and LAE are summarized below (dollars in thousands):

	June 30, 2017	December 31, 2016
Case reserves	$61,913	$42,081
IBNR reserves	314	10,359
Net unpaid losses and LAE	62,227	52,440
Reinsurance recoverables on losses	10,392	7,192
Liability for unpaid losses and LAE	$72,619	$59,632

The Company’s actuary is required to exercise a considerable degree of judgment in the evaluation of all of these and other factors in the analysis of NI Holdings’ liability for unpaid losses and LAE and the related range of anticipated losses. The method of determining the loss reserves has not changed and the reserve generated by the actuary is consistent with the observed development of NI Holdings’ loss reserves over the last few years.

The variability in establishing loss reserves arises primarily because specific losses may not be known and reported for some period and the ultimate losses paid and LAE incurred with respect to known losses may be larger or smaller than currently estimated. In addition, we continue to process claims from losses incurred from policy years more than ten years ago. The ultimate frequency or severity of these claims can be very different than the assumptions NI Holdings used in its estimation of ultimate reserves for these exposures.

Specifically, the following factors could also impact the frequency and severity of claims, and therefore, the ultimate amount of losses and LAE paid:

•	The rate of increase in labor costs and healthcare costs that underlie insured risks;
•	Changes in costs of building materials;
•	Changes in commodity prices for insured crops; and
•	Impact of changes in laws, regulations or judicial decisions.

The estimation process for determining the liability for unpaid losses and LAE inherently results in adjustments each quarter for claims incurred (but not paid) in preceding periods. Negative amounts reported for claims incurred related to prior periods are a result of claims being settled or resolved for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior periods are a result of claims being settled or resolved for amounts greater than originally estimated (adverse development).

Actuarial Loss Reserves

The selection of the ultimate loss is based on information unique to each accident year and the judgment and expertise of NI Holdings’ actuary and management.

The following table provides case and IBNR reserves for losses and LAE.

June 30, 2017
(dollars in thousands)	Case Reserves	IBNR Reserves	Total
Property and casualty	$49,891	$314	$50,205
Crop	12,022	—	12,022
Net unpaid losses and LAE	61,913	314	62,227
Reinsurance recoverables on losses	9,861	531	10,392
Liability for unpaid losses and LAE	$71,774	$845	$72,619

December 31, 2016
(dollars in thousands)	Case Reserves	IBNR Reserves	Total
Property and casualty	$37,815	$10,359	$48,174
Crop	4,266	—	4,266
Net unpaid losses and LAE	42,081	10,359	52,440
Reinsurance recoverables on losses	6,286	906	7,192
Liability for unpaid losses and LAE	$48,367	$11,265	$59,632

As discussed earlier, the estimation of NI Holdings’ reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Liabilities for Unpaid Losses and Loss Adjustment Expenses

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

The projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable. Also, there may be a change in the Company’s reporting pattern or case reserve adequacy that is not identifiable. Due to the inherent uncertainty in estimating reserves for losses and LAE, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations. For this reason, the carried liability for unpaid losses and LAE reflects prudently conservative assumptions. As the carried reserves run off, the overall expectation is that, more often than not, favorable development will occur. However, there is also the possibility that the ultimate settlement of liabilities associated with these reserves will be greater, perhaps significantly, than the carried reserves.

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

Total Reserves

As of June 30, 2017, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after tax would be approximately $404.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after tax resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2016, which is deemed consistent with June 30, 2017. A change in inflation may or may not fully impact loss payments in the future because some of the underling expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After Tax Earnings
-1%	$(389)
1%	$389
3%	$1,181
5%	$1,993

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes from the historical inflation factor that is implicitly embedded in the estimated payment pattern to develop the reserves as of December 31, 2016, which is deemed consistent with June 30, 2017. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After Tax Earnings
-10%	$(3,210)
-5%	$(1,605)
-2%	$(642)
+2%	$642
+5%	$1,605
+10%	$3,210

Unallocated Loss Adjustment Expenses (All Other Loss Adjustment Expenses)

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

The following table displays the impact on net income after tax that various changes in this factor would have on the ULAE reserves as of December 31, 2016, which is deemed consistent with June 30, 2017. This variance in future reserve emergence could occur in one year or over multiple years, depending when the change is recognized.

Percentage Point Change in ULAE Factor	Impact on After Tax Earnings
-2%	$(321)
-1%	$(161)
1%	$161
2%	$321

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on these investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and realized capital gains and losses are recognized when investments are sold, or determined to be other-than-temporarily impaired.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to debt securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,489	$(37)	$—	$—	$3,489	$(37)
Obligations of states and political subdivisions	13,148	(132)	248	(3)	13,396	(135)
Corporate securities	24,068	(77)	1,179	(153)	25,247	(230)
Residential mortgage-backed securities	16,373	(191)	—	—	16,373	(191)
Commercial mortgage-backed securities	1,528	(9)	—	—	1,528	(9)
Asset-backed securities	6,423	(13)	—	—	6,423	(13)
Total fixed income securities	65,029	(459)	1,427	(156)	66,456	(615)
Equity securities:
Basic materials	381	(6)	—	—	381	(6)
Communications	1,527	(176)	—	—	1,527	(176)
Consumer, cyclical	514	(137)	—	—	514	(137)
Consumer, non-cyclical	1,446	(36)	266	(109)	1,712	(145)
Energy	1,764	(319)	—	—	1,764	(319)
Industrial	374	(33)	—	—	374	(33)
Technology	1,294	(109)	196	(45)	1,490	(154)
Total equity securities	7,300	(816)	462	(154)	7,762	(970)
Total investments	$72,329	$(1,275)	$1,889	$(310)	$74,218	$(1,585)

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset-backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed income securities	53,284	(885)	2,251	(298)	55,535	(1,183)
Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

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

For the six months ended June 30, 2017, NI Holdings’ investment portfolio experienced a change in net unrealized gains of $3,019. The overall portfolio experienced increases in unrealized gains, with the majority of the gains coming in equity securities.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments.

NI Holdings monitors its investment portfolio and reviews securities that have experienced a decline in fair value below cost or amortized cost to evaluate whether the decline is other than temporary. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost or amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other than temporary. If NI Holdings identifies that an other-than-temporary impairment loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

For the six months ended June 30, 2017, NI Holdings recognized $206 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2016, NI Holdings recognized no other-than-temporary impairments of its investment securities.

Fair Value Measurements

NI Holdings uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, NI Holdings may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Accounting guidance on fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments.

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

The fair value estimates of NI Holdings’ investments provided by the independent pricing service at June 30, 2017 were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the six months ended June 30, 2017 or the year ended December 31, 2016, and no adjustments were made to the estimates provided by the pricing service for the six months ended June 30, 2017 or the year ended December 31, 2016. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2017 and December 31, 2016, deferred policy acquisition costs and the related liability for unearned premiums were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Deferred policy acquisition costs	$14,126	$8,942
Liability for unearned premiums	92,194	57,445

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

In connection with our initial public offering, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan will be for a period of ten years and bears interest at the long-term Applicable Federal Rate effective on the closing date of the offering. The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which results in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

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

In connection with the initial public offering, the Company created a contra-equity account on the Company’s consolidated balance sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the initial public offering. As shares are released from the ESOP suspense account, the contra-equity account will be credited, which shall reduce the impact of the contra-equity account on the Company’s consolidated balance sheet. The Company shall record a compensation expense related to the shares released, which compensation expense is equal to the number of shares released from the suspense account multiplied by the market value of the Company’s stock at time of release.

The initial ESOP participants are employees of Nodak Insurance. The employees of Primero will not participate in the ESOP.

Each employee of Nodak Insurance will automatically become a participant in the ESOP if such employee is at least 21 years old, has completed a minimum of one thousand hours of service with Nodak Insurance, and has completed an Eligibility Computation Period. Employees are not permitted to make any contributions to the ESOP. Participants in the ESOP will receive annual reports from the

Company showing the number of shares of common stock of the Company allocated to the participant’s account and the market value of those shares.

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

NI Holdings had gross deferred income tax assets of $7,392 at June 30, 2017 and $6,648 at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $1,022 was maintained at June 30, 2017 and December 31, 2016.

NI Holdings had gross deferred income tax liabilities of $10,394 at June 30, 2017 and $8,541 at December 31, 2016, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of June 30, 2017, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

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

NI Holdings premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets which NI Holdings serves are diversified enough such that management must regularly monitor the Company’s performance and competitive position to schedule appropriate rate actions by line of business and geographic market.

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly impact the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in second quarter, and earned ratably over the period of risk, which extends into fourth quarter.

Premiums in the crop hail insurance business are also generally written in second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Three Months ended June 30, 2017 and 2016

The major components of NI Holdings’ operating revenues and net income are as follows (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Revenues:
Net premiums earned	$45,653	$37,136
Fee and other income	321	508
Net investment income	1,447	1,182
Net realized capital gain on investments	339	130
Total revenues	$47,760	$38,956
Components of net income:
Underwriting (loss)	$(2,146)	$(4,486)
Fee and other income	321	508
Net investment income	1,447	1,182
Net realized capital gain on investments	339	130
Income (loss) before income taxes	(39)	(2,666)
Income taxes	(156)	(847)
Net income (loss)	$117	$(1,819)

Premiums Earned

NI Holdings’ net premiums earned increased 22.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to continued growth in our personal lines of business and higher retention of premiums in our multi-peril crop insurance business.

Fee and Other Income

NI Holdings had fee and other income of $321 for the three months ended June 30, 2017, compared to $508 for the three months ended June 30, 2016. Fee income is primarily related to the non-standard auto insurance business, which has declined modestly in volume since last year.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Average cash and invested assets	$304,514	$208,850
Net investment income	$1,447	$1,182
Return on average cash and invested assets	1.9%	2.3%

Investment income, net of investment expense, increased $265 for the three months ended June 30, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and invested assets increased to $303,545 at June 30, 2017 from $211,101 at June 30, 2016. The weighted average yield on invested assets decreased to 1.9% for the three months ended June 30, 2017 from 2.3% for the three months ended June 30, 2016. The 2017 average cash and invested assets increased primarily due to the net proceeds received from issuance of common stock of NI Holdings on March 13, 2017, which were not fully invested immediately, thus reducing the yield on these average assets.

Net Realized Capital Gain on Investments

NI Holdings had net realized capital gain on investments of $339 for the three months ended June 30, 2017, compared to $130 for the three months ended June 30, 2016.

NI Holdings’ fixed income investments and equity investments are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The Company had net unrealized gains on fixed income investments of $2,900 at June 30, 2017 and net unrealized gains of $1,210 at December 31, 2016.

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

Underwriting income (loss) measures the pretax profitability of the Company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these captions is presented in our consolidated statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and LAE and amortization of deferred policy acquisition costs and other underwriting and general expenses, which impact underwriting profitability.

Losses and LAE

NI Holdings’ loss and LAE ratio decreased to 79.4% in the three months ended June 30, 2017, compared to 83.7% in the same period of 2016, due primarily to decreased weather related losses on its personal insurance line of products and partially offset by higher expected experience on multi-peril crop insurance in 2017. A very dry start to the 2017 growing season has pushed our losses and LAE expectation for the multi-peril crop business to be much higher than a year ago. This dynamic results in a higher level of premium retention under the risk-sharing arrangement with the federal government, but it also equates to a higher anticipated loss ratio on those premiums for the current year.

NI Holdings realized favorable development on prior accident years of $2,167 in the three months ended June 30, 2017 with respect to its traditional property and casualty products, compared to $4,756 of favorable development on prior accident years realized during the twelve months ended December 31, 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $1,043 in the three months ended June 30, 2017, or 9.9%, compared to the three months ended June 30, 2016. As a new public company, expenses were generally higher in 2017 due to increased salaries, legal and accounting costs, taxes and fees, and holding company costs. The expense ratio of 25.3% for the three months ended June 30, 2017 was 3.0% less than the same period of 2016, primarily due to a higher retention of multi-peril crop insurance premiums in 2017.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2017, NI Holdings had pre-tax loss of $39 compared to pre-tax loss of $2,666 for the three months ended June 30, 2016. The improvement in the pre-tax results was largely attributable to an improved loss and LAE ratio in its personal insurance lines of business in 2017 caused primarily by a higher number of weather-related losses in 2016.

Income Taxes

NI Holdings recorded income tax benefit of $156 for the three months ended June 30, 2017, compared to $847 of income tax benefit for the three months ended June 30, 2016. The effective tax rate during the three months ended June 30, 2017 was impacted by changes to the annual effective tax rate during the quarter and the small amount of pre-tax income for the quarter.

Net Income (Loss)

For the three months ended June 30, 2017, NI Holdings had net income after non-controlling interest of $129 compared to a net loss after non-controlling interest of $1,762 for the three months ended June 30, 2016. This increase in net income is primarily attributable to an improved loss and LAE ratio in the Company’s personal insurance lines of business.

Return on Average Equity

For the three months ended June 30, 2017, NI Holdings had annualized return on average equity, after non-controlling interest, of 0.2% compared to annualized return on average equity, after non-controlling interest, of -4.6% for the three months ended June 30, 2016. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the three month periods.

Mandatory Assumed Reinsurance

NI Holdings is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota licensed property and casualty insurers. Each North Dakota licensed property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. NI Holdings paid no assessments in the three month periods ended June 30, 2017 and 2016.

Six Months ended June 30, 2017 and 2016

The major components of NI Holdings’ operating revenues and net income are as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Revenues:
Net premiums earned	$78,462	$67,251
Fee and other income	668	812
Net investment income	2,590	2,315
Net realized capital gain on investments	955	219
Total revenues	$82,675	$70,597
Components of net income:
Underwriting income	$2,779	$3,690
Fee and other income	668	812
Net investment income	2,590	2,315
Net realized capital gain on investments	955	219
Income, before income taxes	6,992	7,036
Income taxes	2,126	2,636
Net income	$4,866	$4,400

Premiums Earned

NI Holdings’ net premiums earned increased 16.7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to continued growth in our personal insurance lines of business and higher retention of premiums in our multi-peril crop insurance business.

Fee and Other Income

NI Holdings had fee and other income of $668 for the six months ended June 30, 2017, compared to $812 for the six months ended June 30, 2016. Fee income is primarily related to the non-standard auto insurance business, which has declined modestly in volume since last year.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Average cash and invested assets	$255,611	$204,447
Net investment income	$2,590	$2,315
Return on average cash and invested assets	2.0%	2.3%

Investment income, net of investment expense, increased $275 for the six months ended June 30, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and invested assets increased to $303,545 at June 30, 2017 from $211,101 at June 30, 2016. The weighted average yield on invested assets decreased to 2.0% for the six months ended June 30, 2017 from 2.3% for the six months ended June 30, 2016. The 2017 average cash and invested assets increased primarily due to the net proceeds received from issuance of common stock of NI Holdings on March 13, 2017, which were not fully invested immediately, thus reducing the yield on these average assets.

Net Realized Capital Gain on Investments

NI Holdings had net realized capital gain on investments of $955 for the six months ended June 30, 2017, compared to $219 for the six months ended June 30, 2016.

Underwriting Income (Loss)

As previously discussed, NI Holdings evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to using GAAP based performance measurements, NI Holdings also utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and that it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are underwriting income (loss), expense ratio, loss and LAE ratio, combined ratio, written premiums, net written premiums to statutory surplus ratio, and return on average equity.

Underwriting income (loss) measures the pretax profitability of the Company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these captions is presented in our consolidated statements of operations but not subtotaled. The sections below provide more insight into the variances in the categories of losses and LAE and amortization of deferred policy acquisition costs and other underwriting and general expenses, which impact underwriting profitability.

Losses and LAE

NI Holdings’ loss and LAE ratio increased to 68.8% in the six months ended June 30, 2017, compared to 63.3% in the same period of 2016, due primarily to increased catastrophe loss retention on its insurance products. While the six months ended June 30, 2016 experienced more volatile weather, the higher level of losses triggered an increase in reinsurance recoverables at lower retention levels. The results for the six months ended June 30, 2017 reflect more normal weather conditions and, as a result, more normal loss experience in its property and casualty business, albeit at higher reinsurance retention levels. In addition, a very dry start to the 2017 growing season has pushed our losses and LAE expectation for the multi-peril crop business to be much higher than a year ago. This dynamic results in a higher level of premium retention under the risk-sharing arrangement with the federal government, but it also equates to a higher anticipated loss ratio on those premiums for the current year.

NI Holdings realized favorable development on prior accident years of $4,966 in the six months ended June 30, 2017 with respect to its traditional property and casualty products, compared to $4,756 of favorable development on prior accident years realized during the twelve months ended December 31, 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $756 in the six months ended June 30, 2017, or 3.6%, compared to the six months ended June 30, 2016. Expenses were higher in 2017 due to increased commissions and, as a new public company, due to increased salaries, legal and accounting costs, taxes and fees, and holding company costs. The expense ratio of 27.7% for the six months ended June 30, 2017 was 3.5% less than the expense ratio in 2016, primarily due to a higher retention of multi-peril crop insurance premiums in 2017.

Income Before Income Taxes

For the six months ended June 30, 2017, NI Holdings had pre-tax income of $6,992 compared to pre-tax income of $7,036 for the six months ended June 30, 2016. The slight decrease in pre-tax income was primarily due to a higher loss and LAE ratio.

Income Taxes

NI Holdings recorded income tax expense of $2,126 for the six months ended June 30, 2017, compared to $2,636 of income tax expense for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 30.4%, compared to an effective tax rate of 37.5% for the six months ended June 30, 2016. The decrease in the effective tax rate reflects the anticipated annual effective tax rate that will be realized for the current year.

Net Income

For the six months ended June 30, 2017, NI Holdings had net income after noncontrolling interest of $4,818 compared to net income after noncontrolling interest of $4,452 for the six months ended June 30, 2016. This increase in net income is primarily due to a lower expected effective tax rate compared to a year ago.

Return on Average Equity

For the six months ended June 30, 2017, NI Holdings had annualized return on average equity, after non-controlling interest, of 5.0% compared to annualized return on average equity, after non-controlling interest, of 5.9% for the six months ended June 30, 2016. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the six month periods.

Mandatory Assumed Reinsurance

NI Holdings is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota licensed property and casualty insurers. Each North Dakota licensed property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. NI Holdings paid no assessments in the six month periods ended June 30, 2017 and 2016.

Financial Position

At June 30, 2017, NI Holdings had total assets of $429,666, compared to total assets of $278,703 at December 31, 2016, an increase of $150,963, or 54.2%. The increase was primarily attributable to net proceeds of $93,145 from issuance of NI Holdings common stock on March 13, 2017 and receivables from policyholders under the federal crop insurance program.

At June 30, 2017, total liabilities were $186,882, compared to $125,285 at December 31, 2016, an increase of $61,597, or 49.2%. The increase was primarily due to higher unpaid losses and loss adjustment expenses and higher levels of unearned premiums. Unpaid losses and loss adjustment expenses increased to $72,619 from $59,632 due to the expected influx of second quarter property losses. Unearned premiums increased to $92,194 from $57,445, due primarily to the start of the crop insurance season for 2017.

Total equity increased to $242,784 at June 30, 2017, from $153,418 as of December 31, 2016, an increase of $89,366, or 58.3%. The increase in equity primarily reflects net proceeds of $93,145 from the issuance of NI Holdings common stock and net income of $4,818 for the six months ended June 30, 2017, partially offset by the repurchase of treasury stock for $8,037.

Effect of Stock Offering on Nodak Insurance Company and NI Holdings

NI Holdings was formed on March 13, 2017 and became the holding company for Nodak Insurance and its existing subsidiaries. The increased capitalization from our initial public offering should (i) enhance investment income by increasing our investment portfolio, and (ii) provide capital to permit the Company to seek acquisitions and other diversification opportunities. The newly issued stock was available for public trading on March 16, 2017.

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

The change in cash and cash equivalents for the six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$10,449	$8,123
Net cash used in investing activities	(93,327)	(9,969)
Net cash provided by financing activities	82,708	—
Net decrease in cash and cash equivalents	$(170)	$(1,846)

For the six months ended June 30, 2017, net cash provided by from operating activities totaled $10,449 compared to $8,123 for the six months ended June 30, 2016. The Company realized higher levels of unearned premium and lower levels of reinsurance receivables at June 30, 2017 compared to June 30, 2016, while net income increased modestly from 2016. Net cash used in investing activities totaled $93,327 for the six months ended June 30, 2017, compared to $9,969 in the six months ended June 30, 2016, primarily reflecting the opportunity to invest additional surplus in longer term investments. Net cash provided by financing activities of $82,708 for the six months ended June 30, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the repurchase of treasury stock for $8,037.

As a standalone entity, and outside of the net proceeds from the recent initial public offering, NI Holdings’ principal source of long-term liquidity will be dividend payments from Nodak Insurance. Nodak Insurance will be restricted by the insurance laws of North Dakota as to the amount of dividends or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $13,900 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2016. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the six months ended June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that establishes the manner in which an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The new standard is effective on January 1, 2018. The standard permits the use of either the retrospective or the cumulative effect transition method. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued guidance that generally requires entities to measure equity investments at fair value and recognize changes in fair value in their results of operations. The guidance also simplifies the impairment assessment of equity investments, without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The guidance also requires entities to make new judgments to identify leases. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 and permits early adoption. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first six months of 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our Board of Directors has approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We purchased 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017. The following table summarizes the purchases of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1, 2017 to April 30, 2017	—	$—	—	$8,000

May 1, 2017 to May 31, 2017	128,678	17.08	128,678	5,802

June 1, 2017 to June 30, 2017	317,993	18.36	446,671	—

Total Shares of Common Stock	446,671	$17.99	446,671	—

(1)	Shares purchased pursuant to the May 25, 2017 publicly announced share repurchase authorization of up to $8.0 million of the Company’s outstanding common stock. Under the terms of this common stock repurchase plan, we have purchased 446,671 shares of our common stock for $8,037 through June 30, 2017.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2017.

NI HOLDINGS, INC.
/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)