Form 10-Q
period 2017-09-30
NI Holdings, Inc.
filed 2017-11-13
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s common stock outstanding on November 10, 2017 was 22,313,329. No preferred shares are issued or outstanding.

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2017	December 31, 2016

Assets:
Cash and cash equivalents	$2,984	$18,318
Fixed income securities, at fair value	237,389	161,470
Equity securities, at fair value	43,837	25,917
Other investments	1,972	1,972
Total cash and investments	286,182	207,677

Premiums and agents' balances receivable	72,573	21,986
Deferred policy acquisition costs	11,753	8,942
Reinsurance premiums receivable	2,527	—
Reinsurance recoverables on losses	8,680	7,192
Accrued investment income	1,904	1,431
Property and equipment	5,497	4,819
Receivable from Federal Crop Insurance Corporation	20,683	16,761
Goodwill	2,628	2,628
Federal income tax recoverable	3,089	2,933
Other assets	3,191	4,334
Total assets	$418,707	$278,703

Liabilities:
Unpaid losses and loss adjustment expenses	$85,427	$59,632
Unearned premiums	75,816	57,445
Reinsurance payable	3,799	39
Deferred income taxes, net	3,870	2,915
Accrued expenses and other liabilities	9,883	5,254
Commitments and contingencies	—	—
Total liabilities	178,795	125,285

Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 2017 - 23,000,000 shares, 2016 – none; and outstanding: 2017 – 22,313,329 shares, 2016 - none	230	—
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	92,915	—
Unearned employee stock ownership plan shares	(2,400)	—
Retained earnings	141,676	139,591
Accumulated other comprehensive income, net of income taxes	11,870	10,305
Treasury stock, at cost, 2017 – 446,671 shares, 2016 - none	(8,037)	—
Non-controlling interest	3,658	3,522
Total equity	239,912	153,418

Total liabilities and equity	$418,707	$278,703

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned	$52,525	$52,639	$130,987	$119,890
Fee and other income	752	680	1,420	1,492
Net investment income	1,549	971	4,139	3,286
Net realized capital gain on investments	1,885	4,996	2,840	5,215
Total revenues	56,711	59,286	139,386	129,883

Expenses:
Losses and loss adjustment expenses	49,599	50,675	103,550	93,260
Amortization of deferred policy acquisition costs	9,792	6,644	21,102	16,878
Other underwriting and general expenses	445	4,528	10,867	15,270
Total expenses	59,836	61,847	135,519	125,408

Income (loss) before income taxes	(3,125)	(2,561)	3,867	4,475
Income taxes	(432)	(1,562)	1,694	1,074
Net income (loss)	(2,693)	(999)	2,173	3,401
Net income (loss) attributable to non-controlling interest	40	(2)	88	(54)
Net income (loss) attributable to NI Holdings, Inc.	$(2,733)	$(997)	$2,085	$3,455

Earnings per common share:
Weighted average shares outstanding	22,313,329		22,577,233
Basic and diluted net income (loss) per share	$(0.12)		$0.09

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$40	$(2,733)	$(2,693)	$88	$2,085	$2,173
Other comprehensive income (loss), before income taxes:
Holding gains on investments	9	1,602	1,611	23	5,299	5,322
Reclassification adjustment for net realized capital loss (gain) included in net income	24	(1,909)	(1,885)	51	(2,891)	(2,840)
Other comprehensive income (loss), before income taxes	33	(307)	(274)	74	2,408	2,482
Income tax benefit (expense) related to items of other comprehensive income	(12)	107	95	(26)	(843)	(869)
Other comprehensive income (loss), net of income taxes	21	(200)	(179)	48	1,565	1,613
Comprehensive income (loss)	$61	$(2,933)	$(2,872)	$136	$3,650	$3,786

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$(2)	$(997)	$(999)	$(54)	$3,455	$3,401
Other comprehensive income (loss), before income taxes:
Holding gains on investments	11	2,281	2,292	150	7,763	7,913
Reclassification adjustment for net realized capital loss (gain) included in net income	—	(4,996)	(4,996)	10	(5,225)	(5,215)
Other comprehensive income (loss), before income taxes	11	(2,715)	(2,704)	160	2,538	2,698
Income tax benefit (expense) related to items of other comprehensive income	(4)	951	947	(56)	(888)	(944)
Other comprehensive income (loss), net of income taxes	7	(1,764)	(1,757)	104	1,650	1,754
Comprehensive income (loss)	$5	$(2,761)	$(2,756)	$50	$5,105	$5,155

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statement of Changes in Equity

(dollar amounts in thousands)

Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2017	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418
Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income	—	—	—	2,085	—	—	88	2,173
Other comprehensive income, net of income taxes	—	—	—	—	1,565	—	48	1,613
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Balance, September 30, 2017	$230	$92,915	$(2,400)	$141,676	$11,870	$(8,037)	$3,658	$239,912

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,173	$3,401
Adjustments to reconcile net income to net cash used in operating activities:
Net realized capital gain on investments	(2,840)	(5,215)
Deferred income tax expense	—	808
Depreciation of property and equipment	376	373
Amortization of intangibles	34	44
Amortization of deferred policy acquisition costs	21,102	16,878
Deferral of policy acquisition costs	(23,913)	(18,152)
Net amortization of premiums and discounts on investments	973	646
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(50,587)	(39,169)
Reinsurance premiums receivable	(2,527)	—
Reinsurance recoverables on losses	(1,488)	(12,789)
Accrued investment income	(473)	(14)
Receivable from Federal Crop Insurance Corporation	(3,922)	(15,312)
Federal income tax recoverable	(156)	(3,474)
Other assets	885	60
Unpaid losses and loss adjustment expenses	25,795	30,666
Unearned premiums	18,371	10,804
Reinsurance payables	3,760	8,284
Accrued expenses and other liabilities	4,642	3,156
Net cash used in operating activities	(7,795)	(19,005)

Cash flows from investing activities:
Proceeds from sales of fixed income securities	19,800	15,108
Proceeds from sales of equity securities	6,679	8,489
Purchases of fixed income securities	(95,008)	(19,969)
Purchases of equity securities	(20,891)	(2,179)
Purchases of property and equipment, net	(829)	(710)
Other	2	74
Net cash (used in) provided by investing activities	(90,247)	813

Cash flows from financing activities:
Proceeds from issuance of common stock	93,145	—
Purchases of treasury stock	(8,037)	—
Loan to employee stock ownership plan	(2,400)	—
Proceeds from bank overdraft	—	8,311
Net cash provided by financing activities	82,708	8,311

Net decrease in cash and cash equivalents	(15,334)	(9,881)

Cash and cash equivalents at beginning of period	18,318	14,521

Cash and cash equivalents at end of period	$2,984	$4,640

The accompanying notes are an integral part of these consolidated financial statements

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

Notes to Unaudited Consolidated Financial Statements

1.	Organization

NI Holdings, Inc. (“NI Holdings”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, Inc., which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

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

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and benefits from a strong marketing affiliation with the North Dakota Farm Bureau. Nodak Insurance is a leading writer of property and casualty insurance in North Dakota, specializing in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal multi-peril crop insurance coverages.

Nodak Agency, a wholly-owned subsidiary of Nodak Insurance, is an inactive shell corporation.

American West, a wholly-owned subsidiary of Nodak Insurance, is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002 and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero Insurance Company is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota and South Dakota.

Battle Creek is controlled by Nodak Insurance via a surplus note and 100% quota share agreement. The terms of the surplus note and quota share agreement allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

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

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we”, “us”, “our”, or the “Company” as used herein refer to the consolidated entity.

3.	Summary of Significant Accounting Policies

Use of Estimates:

In preparing our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and revenues and expenses for the periods then ended. Actual results

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

could differ significantly from those estimates.

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

We assess our investments in other entities at inception to determine if any meet the qualifications of a VIE. We consider an investment in another company to be a VIE if (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or the rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events, we would reassess our initial determination of whether the investment is a VIE.

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

We control Battle Creek via a 100% quota share reinsurance agreement between Nodak Insurance and Battle Creek, as well as the ability to control a majority of the Board of Directors of Battle Creek. Through the effects of the 100% quota share agreement with Battle Creek, we are considered the primary beneficiary of Battle Creek’s operating results excluding investment income, bad debt expense, and income taxes. Therefore, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in equity in our consolidated balance sheet.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value, with unrealized gains and losses, net of income taxes, reported in accumulated other comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Realized gains and losses are determined using the specific identification method and included in the determination of net income. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees.

We review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other than temporary. Accordingly, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis. For fixed income securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

recognized as losses in the consolidated statement of operations, but is recognized in other comprehensive income.

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

Level II – Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level II inputs include quoted prices for similar assets or liabilities other than quoted in prices in Level I, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,972 at September 30, 2017 and December 31, 2016.

Reclassifications:

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

Losses and Loss Adjustment Expenses:

Liabilities for unpaid losses and loss adjustment expenses are estimates at a given point in time of the amounts we expect to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing our estimates, we recognize that our ultimate liability for losses and loss adjustment expenses will exceed or be less than such estimates. We base our estimates of liabilities for unpaid losses and loss adjustment expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability, and other factors. During the loss adjustment period, we may learn additional facts regarding certain claims, and, consequently, it often becomes necessary for us to refine and adjust our estimates of the liability. We reflect any adjustments to our liabilities for unpaid losses and loss adjustment expenses in our operating results in the period in which we determine the need for a change in the estimates.

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported claims and loss adjustment expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we file a consolidated federal income tax return. For the year ended December 31, 2016, the consolidated federal income tax return included Nodak Mutual Insurance Company and its owned subsidiaries. For the year ended December 31, 2017, the consolidated federal income tax return will include NI Holdings, Inc. and its owned subsidiaries.

The Company reports any tax related interest and penalties as part of income tax expense in the year such amounts are determinable.

We account for deferred income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

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

Property and liability insurance coverages are marketed through captive agents in North Dakota and through independent insurance agencies located throughout all operating areas. All business is billed directly to policyholders.

We maintain cash balances primarily at one bank, which are insured by the Federal Deposit Insurance Corporation (“FDIC”)

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the Company would be liable for such defaulted amounts.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the nine months ended September 30, 2017, or the year ended December 31, 2016.

Goodwill representing the excess of the purchase price over the fair value of the net assets acquired is reported separately in the consolidated balance sheet. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill which arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

4.	Recent Accounting Pronouncements

As an emerging growth company, we have elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. The following discussion includes effective dates for both public business entities and emerging growth companies, as well as whether specific guidance may be adopted early.

Adopted

On July 1, 2017, the Company early adopted amended guidance from the Financial Accounting Standards Board (the “FASB”) on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 0 to determine if an impairment might exist and Step 1 to determine the amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is also effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities beginning in 2017. The Company has early adopted this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there is no impact to the Company’s financial position or results of operations.

Not Yet Adopted

In May 2014, the FASB issued guidance that establishes the manner in which

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The Company has reviewed its sources of revenues, and has determined that no material revenues are derived from non-insurance contracts and thus subject to the new revenue recognition guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities. We currently believe this guidance will have no impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued amended guidance that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The amended guidance also simplifies the impairment assessment of equity securities without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The amended guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are evaluating the requirements of this amended measurement and classification of financial instruments guidance and the potential impact on our financial position, results of operations, and cash flows.

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s balance sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public business entities which are SEC filers. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

In August and November 2016, the FASB issued amended guidance on the presentation and classification of various items in the statement of cash flows. The amendments address specific cash flow issues, including debt prepayments and contingent consideration payments made after a business combination. The amended guidance also requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Currently, the statement of cash flows only explains the change in cash and cash equivalents. The amended guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are to be applied using a retrospective transition method to each period presented. The adoption of this amended guidance will not have an impact on our financial position or results of operations. We are evaluating the impact this amended guidance will have on our statement of cash flows.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

In March 2017, the FASB issued amended guidance to shorten the amortization period of premiums on certain purchased callable fixed income securities to the earliest call date. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For private companies and emerging growth companies, this amended guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the requirements of this guidance and the potential impact to our financial position, results of operations, and cash flows.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

5.	Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses, and fair value of the Company’s fixed income and equity securities:

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$6,796	$223	$(35)	$6,984
Obligations of states and political subdivisions	82,429	1,901	(109)	84,221
Corporate securities	90,089	1,051	(57)	91,083
Residential mortgage-backed securities	31,707	209	(143)	31,773
Commercial mortgage-backed securities	7,483	100	(12)	7,571
Asset-backed securities	15,748	30	(21)	15,757
Total fixed income securities	234,252	3,514	(377)	237,389

Equity securities:
Basic materials	1,085	93	(18)	1,160
Communications	3,151	1,089	(131)	4,109
Consumer, cyclical	4,643	3,321	(94)	7,870
Consumer, non-cyclical	6,350	3,546	(130)	9,766
Energy	1,809	91	(190)	1,710
Financial	1,592	184	—	1,776
Industrial	5,311	3,471	(74)	8,708
Technology	4,868	4,105	(235)	8,738
Total equity securities	28,809	15,900	(872)	43,837
Total investments	$263,061	$19,414	$(1,249)	$281,226

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$5,834	$260	$(44)	$6,050
Obligations of states and political subdivisions	68,915	882	(401)	69,396
Corporate securities	50,610	1,028	(468)	51,170
Residential mortgage-backed securities	22,750	102	(215)	22,637
Commercial mortgage-backed securities	8,033	104	(41)	8,096
Asset-backed securities	4,118	17	(14)	4,121
Total fixed income securities	160,260	2,393	(1,183)	161,470

Equity securities:
Basic materials	90	13	(1)	102
Communications	1,307	1,601	(81)	2,827
Consumer, cyclical	1,665	3,646	(50)	5,261
Consumer, non-cyclical	2,015	2,411	(208)	4,218
Energy	1,053	234	—	1,287
Financial	314	277	—	591
Industrial	2,251	2,766	—	5,017
Technology	2,816	3,855	(57)	6,614
Total equity securities	11,511	14,803	(397)	25,917
Total investments	$171,771	$17,196	$(1,580)	$187,387

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	September 30, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$15,884	$15,957
After one year through five years	84,260	85,799
After five years through ten years	68,934	70,189
After ten years	10,236	10,343
Mortgage / asset-backed securities	54,938	55,101
Total fixed income securities	$234,252	$237,389

	December 31, 2016
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,935	$11,069
After one year through five years	45,904	46,891
After five years through ten years	55,430	55,619
After ten years	13,090	13,037
Mortgage / asset-backed securities	34,901	34,854
Total fixed income securities	$160,260	$161,470

Fixed income securities with a market value of $3,535 at September 30, 2017 and $3,530 at December 31, 2016 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	September 30, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,491	$(35)	$—	$—	$2,491	$(35)
Obligations of states and political subdivisions	9,907	(35)	4,188	(74)	14,095	(109)
Corporate securities	17,757	(42)	1,048	(15)	18,805	(57)
Residential mortgage-backed securities	12,193	(107)	1,194	(36)	13,387	(143)
Commercial mortgage-backed securities	1,422	(12)	—	—	1,422	(12)
Asset-backed securities	8,729	(13)	657	(8)	9,386	(21)
Total fixed income securities	52,499	(244)	7,087	(133)	59,586	(377)

Equity securities:
Basic materials	376	(18)	—	—	376	(18)
Communications	728	(43)	126	(88)	854	(131)
Consumer, cyclical	293	(21)	146	(73)	439	(94)
Consumer, non-cyclical	2,021	(124)	318	(6)	2,339	(130)
Energy	892	(190)	—	—	892	(190)
Industrial	708	(74)	—	—	708	(74)
Technology	1,212	(143)	149	(92)	1,361	(235)
Total equity securities	6,230	(613)	739	(259)	6,969	(872)
Total investments	$58,729	$(857)	$7,826	$(392)	$66,555	$(1,249)

	December 31, 2016
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset-backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed income securities	53,284	(885)	2,251	(298)	55,535	(1,183)

Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

We frequently review our investment portfolio for declines in fair value which are other than temporary. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized capital loss on investment.

The Company recorded impairments of $124 in the three months ended September 30, 2017 and impairments of $330 in the nine months ended September 30, 2017. The Company did not record any impairments in the three months or nine months ended September 30, 2016.

As of September 30, 2017, we held 135 fixed income securities with unrealized losses. As of December 31, 2016, we held 129 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Fixed income securities	$1,703	$1,274	$4,664	$3,677
Equity securities	79	90	242	297
Real estate	234	319	695	661
Cash and cash equivalents	6	—	—	—
Total gross investment income	2,022	1,683	5,601	4,635
Investment expenses	473	712	1,462	1,349
Net investment income	$1,549	$971	$4,139	$3,286

Net realized capital gain on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross realized gains	$2,104	$5,073	$3,284	$5,587
Gross realized losses, excluding other than temporary impairment losses	(95)	(77)	(114)	(372)
Other than temporary impairment losses	(124)	—	(330)	—
Net realized capital gain on investments	$1,885	$4,996	$2,840	$5,215
6.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at September 30, 2017 and December 31, 2016 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at September 30, 2017 or December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$6,984	$—	$6,984	$—
Obligations of states and political subdivisions	84,221	—	84,221	—
Corporate securities	91,083	—	91,083	—
Residential mortgage-backed securities	31,773	—	31,773	—
Commercial mortgage-backed securities	7,571	—	7,571	—
Asset-backed securities	15,757	—	15,757	—
Total fixed income securities	237,389	—	237,389	—

Equity securities:
Basic materials	1,160	1,160	—	—
Communications	4,109	4,109	—	—
Consumer, cyclical	7,870	7,870	—	—
Consumer, non-cyclical	9,766	9,766	—	—
Energy	1,710	1,710	—	—
Financial	1,776	1,776	—	—
Industrial	8,708	8,708	—	—
Technology	8,738	8,738	—	—
Total equity securities	43,837	43,837	—	—

Cash and cash equivalents	2,984	2,984	—	—
Total assets at fair value	$284,210	$46,821	$237,389	$—

	December 31, 2016
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$6,050	$—	$6,050	$—
Obligations of states and political subdivisions	69,396	—	69,396	—
Corporate securities	51,170	—	51,170	—
Residential mortgage-backed securities	22,637	—	22,637	—
Commercial mortgage-backed securities	8,096	—	8,096	—
Asset-backed securities	4,121	—	4,121	—
Total fixed income securities	161,470	—	161,470	—

Equity securities:
Basic materials	102	102	—	—
Communications	2,827	2,827	—	—
Consumer, cyclical	5,261	5,261	—	—
Consumer, non-cyclical	4,218	4,218	—	—
Energy	1,287	1,287	—	—
Financial	591	591	—	—
Industrial	5,017	5,017	—	—
Technology	6,614	6,614	—	—
Total equity securities	25,917	25,917	—	—

Cash and cash equivalents	18,318	18,318	—	—
Total assets at fair value	$205,705	$44,235	$161,470	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

7.	Reinsurance

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

As a group at December 31, 2016, the Company retained $5,000 of losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $5,000 retained risk. Effective January 1, 2017, the catastrophic retention amount was increased to $10,000, and the Company maintained the coverage up to $74,600 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$39,005	$57,979	$159,056	$140,659
Assumed premium	1,112	1,190	5,703	5,729
Ceded premium	(3,970)	(6,644)	(15,401)	(15,401)
Net premiums	$36,147	$52,525	$149,358	$130,987

Percentage of assumed earned premium to net earned premium		2.3%		4.4%

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$39,238	$59,216	$150,807	$130,186
Assumed premium	1,236	1,280	8,666	8,693
Ceded premium	2,098	(7,857)	(28,779)	(18,989)
Net premiums	$42,572	$52,639	$130,694	$119,890

Percentage of assumed earned premium to net earned premium		2.4%		7.3%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct losses and loss adjustment expenses	$48,295	$72,636	$104,030	$123,984
Assumed losses and loss adjustment expenses	2,699	1,651	5,312	5,472
Ceded losses and loss adjustment expenses	(1,395)	(23,612)	(5,792)	(36,196)
Net losses and loss adjustment expenses	$49,599	$50,675	$103,550	$93,260

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

If 100% of our ceded reinsurance was cancelled as of September 30, 2017 or December 31, 2016, no ceded commissions would need to be returned to the reinsurers.

8.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$14,126	$10,577	$8,942	$8,444
Deferral of policy acquisition costs	7,419	5,785	23,913	18,152
Amortization of deferred policy acquisition costs	(9,792)	(6,644)	(21,102)	(16,878)
Balance, end of period	$11,753	$9,718	$11,753	$9,718
9.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expense	$59,632	$45,342
Reinsurance ceded	7,192	5,109
Net balance at beginning of year	52,440	40,233

Incurred related to:
Current year	110,199	123,264
Prior years	(6,649)	(4,756)
Total incurred	103,550	118,508

Paid related to:
Current year	53,241	90,772
Prior years	26,002	15,529
Total paid	79,243	106,301

Balance at end of period:
Liability for unpaid losses and loss adjustment expense	85,427	59,632
Reinsurance ceded	8,680	7,192
Net balance at end of period	$76,747	$52,440

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $6,649 during the nine months ended September 30, 2017, and decreased by $4,756 during the year ended December 31, 2016. The decrease is generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

10.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016	Estimated Useful Life
Cost:
Real estate	$10,335	$9,578	10 - 31 years
Electronic data processing equipment	1,606	1,637	5-7 years
Furniture and fixtures	3,762	3,762	5-7 years
Automobiles	1,588	1,488	2-3 years
Total cost	17,291	16,465

Accumulated depreciation	(11,794)	(11,646)
Total property and equipment, net	$5,497	$4,819

Depreciation expense was $127 and $153 for the three months ended September 30, 2017 and 2016, respectively, and $376 and $373 for the nine months ended September 30, 2017 and 2016, respectively.

11.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,313,329 for the three months ended September 30, 2017, and 22,577,233 for the nine months ended September 30, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017. There were no potentially dilutive common shares or other instruments outstanding during this period. Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants.

On May 23, 2017, our Board of Directors approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We completed the repurchase of 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017, and reflected the cost of this treasury stock as a reduction of equity within our consolidated balance sheet as of September 30, 2017.

12.	Related Party Transactions

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB which recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $351 and $346 during the three months ended September 30, 2017 and 2016, respectively, and $1,002 and $973 during the nine months ended September 30, 2017 and 2016, respectively. Royalties of $88 and $96 were accrued as liabilities to the NDFB at September 30, 2017 and December 31, 2016, respectively.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

The following table illustrates the impact of including Battle Creek in our consolidated balance sheets prior to intercompany eliminations:

	September 30, 2017	December 31, 2016

Cash and cash equivalents (overdraft)	$(2,183)	$124
Investments	4,414	4,290
Premiums and agents’ balances receivable	3,949	2,841
Reinsurance premiums receivable (eliminated in consolidation)	2,385	—
Reinsurance recoverables on losses (eliminated in consolidation)	24,004	19,299
Accrued investment income	31	31
Deferred income tax asset, net	888	915
Property and equipment	371	331
Other assets	95	55
Total assets	$33,954	$27,886

Unpaid losses and loss adjustment expenses	$10,889	$8,917
Unearned premiums	13,115	10,382
Notes payable (eliminated in consolidation)	3,000	3,000
Reinsurance payable	2,131	992
Accrued expenses and other liabilities	1,161	1,073
Total liabilities	30,296	24,364

Non-controlling interest	3,658	3,522
Total equity	3,658	3,522

Total liabilities and equity	$33,954	$27,886

Total revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $19 and $0 during the three months ended September 30, 2017, and $34 and $0 during the three months ended September 30, 2016.

Total revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $88 and $0 during the nine months ended September 30, 2017, and $103 and $0 during the nine months ended September 30, 2016.

13.       Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution accrual for the money purchase plan was $366 and $1,179 as of September 30, 2017 and 2016, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contribution accrual to the 401(k) plan was $461 and $708 as of September 30, 2017 and 2016, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Company’s Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $8 during the three months ended September 30, 2017 and $128 during the nine months ended September 30, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

14.	Line of Credit

Nodak Insurance has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of September 30, 2017 or December 31, 2016. This line of credit was set to expire on October 31, 2017, but was renewed and will now expire on October 31, 2018.

15.	Income Taxes

At September 30, 2017 and December 31, 2016, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or nine months ended September 30, 2017 or 2016.

At September 30, 2017 and December 31, 2016, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $5,171 of net operating loss carryover at December 31, 2016. The net operating loss carry-forward expires beginning in 2021 through 2030. In 2016, a $247 capital loss carryover expired and none of the capital loss carryover was utilized against realized capital gains.

16.	Operating Leases

We lease facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these leases were $0 and $23 for the three months ended September 30, 2017 and 2016, respectively, and $20 and $68 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, we have no minimum future commitments under non-cancellable leases.

We also sub-lease portions of our home office building under non-cancellable operating leases.

17.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of September 30, 2017 or December 31, 2016.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands)

18.	Segment Information

We have three primary insurance product lines, which consist of multi-peril crop and hail, non-standard auto, and other property and casualty coverages. We do not allocate assets, underwriting expenses or fee and other income to the individual product lines and generally review the products in the aggregate for purposes of managerial decision making. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The table below outlines revenue by insurance product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums earned
Multi-peril crop and hail	$17,756	$21,321	$31,670	$28,541
Non-standard auto	2,663	2,719	7,784	8,028
Other property and casualty coverage	32,106	28,599	91,533	83,321
Net premiums earned	52,525	52,639	130,987	119,890

Fee and other income	752	680	1,420	1,492
Net investment income	1,549	971	4,139	3,286
Net realized capital gain on investments	1,885	4,996	2,840	5,215
Total revenues	$56,711	$59,286	$139,386	$129,883
19.	Subsequent Events

We have evaluated subsequent events through November 10, 2017, the date these consolidated financial statements were available for issuance.

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

All dollar amounts are in thousands.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota, Minnesota, and Nebraska. Primero offers nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Nodak Insurance and Battle Creek are rated an “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated an “A-”, and Primero is unrated.

American West is a wholly-owned subsidiary of Nodak Insurance, and Primero is an indirect wholly-owned subsidiary of Nodak Insurance. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements set forth herein include the consolidated financial results of NI Holdings and Nodak Insurance, including Nodak Insurance’s subsidiaries American West, Battle Creek, and Primero.

A chart of the corporate structure follows:

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

	≥ 55%
	ownership
	NI Holdings, Inc.

	100%
	ownership
	Nodak Insurance Company

100%	100%		100%
ownership	ownership	Affiliation	ownership
Nodak Agency, Inc.	American West Insurance Company	Battle Creek Mutual Insurance Company	Tri-State, Ltd

			100%
			ownership
			Primero Insurance Company

The following tables provide selected amounts from the Company’s unaudited consolidated statements of operations and balance sheets. Additional information can be found later in this section.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct premiums written	$39,005	$39,238	$159,056	$150,807
Net premiums earned	52,525	52,639	130,987	119,890
Net income (loss) before non-controlling interest	(2,693)	(999)	2,173	3,401

	September 30, 2017	December 31, 2016
Total assets	$418,707	$278,703
Equity	239,912	153,418

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

Unlike property and casualty insurance, the total crop insurance premiums written can vary each year due to the prevailing commodity prices for the type of crops planted. The aggregate number of acres planted does not vary significantly from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, most commercial farmers obtain crop insurance on their plantings each year because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program.

Principal Revenue Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net realized capital gain (loss) on investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Gross premiums written are recognized upon sale of new insurance contracts or renewal of existing contracts. Net premiums written is equal to gross premiums written less premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies typically have a term of twelve months. For example, for a policy that is written on July 1, 2017, one-half of the premiums would be earned in 2017 and the other half would be earned in 2018.

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

Net investment income and net realized capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, and debt securities. Investment income includes interest and dividends earned on invested assets. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investments is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

NI Holdings’ expenses consist primarily of loss and loss adjustment expenses (“LAE”), amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

Loss and Loss Adjustment Expenses

Loss and LAE represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and other underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs and other underwriting and general expenses. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Other underwriting and general expenses consist of salaries, professional fees, office supplies, depreciation, and all other operating expenses not otherwise classified separately, as well as payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data.

Income taxes

NI Holdings uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At both September 30, 2017 and December 31, 2016, the Company had recorded valuation allowances with respect to its deferred income tax assets of $1,022. The effect of a change in tax rates is recognized in the period of the enactment date.

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

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other underwriting and general expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering the Company’s insurance business.

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

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written to statutory surplus. This ratio measures the Company’s exposure to pricing deficiencies in its current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate. Statutory surplus is determined using accounting principles prescribed or permitted by the insurance subsidiaries’ state of domicile and differs from GAAP equity.

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

Unpaid Loss and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (LAE). The Company’s liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to it, and (2) reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves (“IBNR”).

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

NI Holdings utilizes an independent actuary to assist with the estimation of its liability for unpaid losses and LAE. This actuary prepares estimates of the ultimate liability for unpaid losses and LAE based on established actuarial methods described below. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

NI Holdings accrues its ultimate liability for unpaid losses and LAE by using the following actuarial methodologies:

Bornhuetter-Ferguson Method — The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses selected loss development patterns to calculate the expected percentage of losses unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) losses described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce the estimated ultimate loss.

Paid and Case Incurred Loss Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred losses or LAE at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop estimated ultimate losses or LAE. Ultimate losses or LAE are then selected for each accident year from the various methods employed.

Ratio of Paid ALAE to Paid Loss Method — This method utilizes the ratio of paid allocated loss adjustment expense (“ALAE”) to paid losses and is similar to the Paid and Case Incurred Method described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

NI Holdings estimates IBNR reserves by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date. NI Holdings then reduces the estimated ultimate losses and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the above actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses will vary depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. Finally, the Company considers other factors that impact reserves which are not fully incorporated in the actuarially based estimate, such as changes in the external business environment and changes in internal company processes and strategy.

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

Changes in laws regarding insureds’ liability and public attitudes regarding damage awards can significantly impact prior claims

Laws governing liability claims and judicial interpretations thereof can change over time, which can expand the scope of coverage anticipated by insurers when initially establishing reserves for claims. In addition, public attitudes regarding damage awards can result in judges and juries granting higher recoveries for damages than expected by claims personnel when claims are presented. In addition, these changes can result in both increased claim frequency and severity as both plaintiffs and their legal counsel perceive the opportunity for higher damage awards. Reserves established for claims that occurred in prior years would not have anticipated these legal changes and, therefore, could prove to be inadequate for the ultimate losses paid by the Company, causing the Company to experience adverse development and higher loss payments in future years.

Change in claims handling and/or setting case reserves

Changes in Company personnel and/or the approach to how claims are reported, adjusted, and reserved may affect the reserves established by the Company. As discussed above, the setting of IBNR reserves is not an exact science and involves the expert judgment of an actuary. One actuary’s reserve opinion may differ slightly from another actuary’s opinion. This is the primary reason why the IBNR reserve estimate is customarily reported as a range by a company’s actuary, which provides a company with an acceptable “range” to use in establishing its best estimate for IBNR reserves.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge (as in the case of Hurricane Katrina) caused by a very large catastrophe has an impact on not only the availability and cost of building materials such as roofing and other such materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect.

Actual settlement experience different than historical data trends

When establishing IBNR reserves, the Company’s actuary takes into account many of the factors discussed above. One of the more important factors that is considered when setting reserves is the past or historical claim settlement experience. Our actuary considers factors such as the number of files entering litigation, payment patterns, length of time it takes Company claims personnel to settle the claims, and average payment amounts when estimating reserve amounts. Should future settlement patterns change due to the legal environment, Company claims handling philosophy, or personnel, it may have an impact on the future claims payments, which could cause existing reserves to either be redundant (excessive) or deficient (below) compared to the actual loss amount.

Change in Reporting Lag

As discussed above, NI Holdings and its actuary utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience an unexpected delay in reporting time (claims are slower to be reported than in the past), we or our actuary may underestimate the anticipated number of future claims, which could cause us and our actuary to underestimate the ultimate loss we may experience. A lag in reporting may be caused by changes in how claims are reported (online vs. through company personnel), the type of business or lines of business the Company is writing, the Company’s distribution system (direct writer, independent agent, or captive agent), and the geographic area where the Company chooses to insure risk.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for unpaid losses and LAE may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. The Company reflects adjustments to the liability for unpaid losses and LAE in the results of operations during the period in which the estimates are changed.

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	September 30, 2017	December 31, 2016
Case reserves	$76,518	$42,081
IBNR reserves	229	10,359
Net unpaid losses and LAE	76,747	52,440
Reinsurance recoverables on losses	8,680	7,192
Liability for unpaid losses and LAE	$85,427	$59,632

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

The following table provides case and IBNR reserves for losses and LAE.

September 30, 2017	Case Reserves	IBNR Reserves	Total
Property and casualty	$47,563	$229	$47,792
Crop	28,955	—	28,955
Net unpaid losses and LAE	76,518	229	76,747
Reinsurance recoverables on losses	8,149	531	8,680
Liability for unpaid losses and LAE	$84,667	$760	$85,427

December 31, 2016	Case Reserves	IBNR Reserves	Total
Property and casualty	$37,815	$10,359	$48,174
Crop	4,266	—	4,266
Net unpaid losses and LAE	42,081	10,359	52,440
Reinsurance recoverables on losses	6,286	906	7,192
Liability for unpaid losses and LAE	$48,367	$11,265	$59,632

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

Total Reserves

As of September 30, 2017, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after income taxes would be approximately $499.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2016, which is deemed consistent with September 30, 2017. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After Tax Earnings
-1%	$(389)
1%	$389
3%	$1,181
5%	$1,993

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes from the historical inflation factor that is implicitly embedded in the estimated payment pattern to develop the reserves as of December 31, 2016, which is deemed consistent with September 30, 2017. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

The following table displays the impact on net income after tax that various changes in this factor would have on the ULAE reserves as of December 31, 2016, which is deemed consistent with September 30, 2017. This variance in future reserve emergence could occur in one year or over multiple years, depending when the change is recognized.

Percentage Change in ULAE Factor	Impact on After Tax Earnings
-2%	$(321)
-1%	$(161)
1%	$161
2%	$321

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on these investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or determined to be other-than-temporarily impaired.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to debt securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit related loss and the non-credit related loss. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings.

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed income securities. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

For the nine months ended September 30, 2017, NI Holdings’ investment portfolio experienced a change in net unrealized gains of $2,549. The overall portfolio experienced increases in unrealized gains, with gains increasing in both fixed income and equity securities.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

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

For the three months and nine months ended September 30, 2017, NI Holdings recognized $124 and $330, respectively, of other-than-temporary impairments of its investment securities. For the year ended December 31, 2016, NI Holdings recognized no other-than-temporary impairments of its investment securities.

For more information on the Company’s investments, please see Note 5 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

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

Level I:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level II:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level II includes debt securities with quoted prices that are traded less frequently than exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level III:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

The fair value estimates of NI Holdings’ investments provided by the independent pricing service at September 30, 2017 were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poors. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the nine months ended September 30, 2017 or the year ended December 31, 2016, and no adjustments were made to the estimates provided by the pricing service for the nine months ended September 30, 2017 or the year ended December 31, 2016. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, please see Note 6 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2017 and December 31, 2016, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	September 30, 2017	December 31, 2016
Deferred policy acquisition costs	$11,753	$8,942
Liability for unearned premiums	75,816	57,445

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

Employee Stock Ownership Plan

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

In connection with the initial public offering, the Company created a contra-equity account on the Company’s consolidated balance sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the initial public offering. As shares are released from the ESOP suspense account, the contra-equity account will be credited, which shall reduce the impact of the contra-equity account on the Company’s consolidated balance sheet. The Company shall record a compensation expense related to the shares released, which compensation expense is equal to the number of shares released from the suspense account multiplied by the average market value of the Company’s stock during the period.

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

Income Taxes

NI Holdings uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

NI Holdings had gross deferred income tax assets of $8,260 at September 30, 2017 and $6,648 at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $1,022 was maintained at September 30, 2017 and December 31, 2016.

NI Holdings had gross deferred income tax liabilities of $11,108 at September 30, 2017 and $8,541 at December 31, 2016, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of September 30, 2017, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly impact the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in second quarter, and earned ratably over the period of risk, which extends into fourth quarter. Losses on this business is more heavily concentrated in the second and third quarters.

Premiums in the crop hail insurance business are also generally written in second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Three Months ended September 30, 2017 and 2016

The major components of NI Holdings’ operating revenues and net loss are as follows:

	Three Months Ended September 30,
	2017	2016
Revenues:
Net premiums earned	$52,525	$52,639
Fee and other income	752	680
Net investment income	1,549	971
Net realized capital gain on investments	1,885	4,996
Total revenues	$56,711	$59,286

Components of net loss:
Net premiums earned	$52,525	$52,639
Losses and loss adjustment expenses	49,599	50,675
Amortization of deferred policy acquisition costs and other underwriting and general expenses	10,237	11,172
Underwriting loss	(7,311)	(9,208)
Fee and other income	752	680
Net investment income	1,549	971
Net realized capital gain on investments	1,885	4,996
Loss before income taxes	(3,125)	(2,561)
Income taxes	(432)	(1,562)
Net loss	$(2,693)	$(999)

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended September 30, 2017 were slightly less than net premiums earned for the three months ended September 30, 2016. Continued growth in our personal lines of business was offset by slightly lower premiums in our multi-peril crop and crop hail insurance business.

Fee and Other Income

NI Holdings had fee and other income of $752 for the three months ended September 30, 2017, compared to $680 for the three months ended September 30, 2016. Fee income is primarily related to the non-standard auto insurance business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,
	2017	2016
Average cash and invested assets	$294,864	$202,496
Net investment income	$1,549	$971
Return on average cash and invested assets	2.1%	1.9%

Investment income, net of investment expense, increased $578 for the three months ended September 30, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and investments increased to $286,182 at September 30, 2017 from $193,891 at September 30, 2016. The weighted average yield on invested assets increased to 2.1% for the three months ended September 30, 2017 from 1.9% for the three months ended September 30, 2016. The 2017 average cash and invested assets increased primarily due to the net proceeds received from issuance of common stock of NI Holdings on March 13, 2017.

Net Realized Capital Gain on Investments

NI Holdings had net realized capital gain on investments of $1,885 for the three months ended September 30, 2017, compared to $4,996 for the three months ended September 30, 2016.

NI Holdings’ fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2017, the Company had net unrealized gains on fixed income securities of $3,137 and net unrealized gains on equity securities of $15,028. At December 30, 2016, the Company had net unrealized gains on fixed income securities of $1,210 and net unrealized gains on equity securities of $14,406.

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

Losses and LAE

NI Holdings’ loss and LAE ratio decreased to 94.4% in the three months ended September 30, 2017, compared to 96.3% in the same period of 2016, due primarily to decreased weather related losses on its personal insurance line of products and partially offset by higher expected experience on multi-peril crop insurance in 2017. A very dry start to the 2017 growing season has pushed our losses and LAE expectations for the multi-peril crop business to be much higher than a year ago. This dynamic results in a higher level of premium retention under the risk-sharing arrangement with the federal government, but it also equates to a higher anticipated loss ratio on those premiums for the current year. In addition, the assumed book of business was adversely impacted by hurricanes Harvey, Irma, and Maria which occurred during third quarter 2017.

NI Holdings realized favorable development on prior accident years of $1,683 in the three months ended September 30, 2017, compared to $4,756 of favorable development on prior accident years realized during the twelve months ended December 31, 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, decreased $935 in the three months ended September 30, 2017, or 8.4%, compared to the three months ended September 30, 2016. This decrease was primarily due to lower consulting and service fees. The expense ratio of 19.5% for the three months ended September 30, 2017 was 1.7% less than the same period of 2016.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2017, NI Holdings had pre-tax loss of $3,125 compared to pre-tax loss of $2,561 for the three months ended September 30, 2016. The deterioration in the pre-tax results was attributable to $3,111 less in net realized capital gain on investments during the three months ended September 30, 2017, partially offset by an improved loss and LAE ratio in its personal insurance lines of business in 2017 caused primarily by a lower number of weather-related losses in 2017.

Income Taxes

NI Holdings recorded income tax benefit of $432 for the three months ended September 30, 2017, compared to $1,562 of income tax benefit for the three months ended September 30, 2016. The current income tax benefit was impacted by $568 of additional tax expense related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering.

Net Income (Loss)

For the three months ended September 30, 2017, NI Holdings had net loss after non-controlling interest of $2,733 compared to a net loss after non-controlling interest of $997 for the three months ended September 30, 2016. This increase in net loss was primarily attributable to less net realized capital gain on investment and the additional income tax expense, partially offset by an improved loss and LAE ratio in the personal insurance lines of business.

Return on Average Equity

For the three months ended September 30, 2017, NI Holdings had annualized return on average equity, after non-controlling interest, of -4.6% compared to annualized return on average equity, after non-controlling interest, of -2.6% for the three months ended September 30, 2016. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the three month periods.

Mandatory Assumed Reinsurance

NI Holdings is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota licensed property and casualty insurers. Each North Dakota licensed property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. NI Holdings paid no assessments in the three month periods ended September 30, 2017 and 2016.

Nine Months ended September 30, 2017 and 2016

The major components of NI Holdings’ operating revenues and net income are as follows:

	Nine Months Ended September 30,
	2017	2016
Revenues:
Net premiums earned	$130,987	$119,890
Fee and other income	1,420	1,492
Net investment income	4,139	3,286
Net realized capital gain on investments	2,840	5,215
Total revenues	$139,386	$129,883

Components of net income:
Net premiums earned	$130,987	$119,890
Losses and loss adjustment expenses	103,550	93,260
Amortization of deferred policy acquisition costs and other underwriting and general expenses	31,969	32,148
Underwriting loss	(4,532)	(5,518)
Fee and other income	1,420	1,492
Net investment income	4,139	3,286
Net realized capital gain on investments	2,840	5,215
Income before income taxes	3,867	4,475
Income taxes	1,694	1,074
Net income	$2,173	$3,401

Net Premiums Earned

NI Holdings’ net premiums earned increased 9.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to continued growth in our personal insurance lines of business and higher retention of premiums in our multi-peril crop insurance business.

Fee and Other Income

NI Holdings had fee and other income of $1,420 for the nine months ended September 30, 2017, compared to $1,492 for the nine months ended September 30, 2016. Fee income is primarily related to the non-standard auto insurance business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Nine Months Ended September 30,
	2017	2016
Average cash and invested assets	$246,930	$195,842
Net investment income	$4,139	$3,286
Return on average cash and invested assets	2.2%	2.2%

Investment income, net of investment expense, increased $853 for the nine months ended September 30, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and investments increased to $286,182 at September 30, 2017 from $193,891 at September 30, 2016. The weighted average yield on invested assets was 2.2% for both the nine months ended September 30, 2017 and 2016. The 2017 average cash and invested assets increased primarily due to the net proceeds received from issuance of common stock of NI Holdings on March 13, 2017.

Net Realized Capital Gain on Investments

NI Holdings had net realized capital gain on investments of $2,840 for the nine months ended September 30, 2017, compared to $5,215 for the nine months ended September 30, 2016.

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

Losses and LAE

NI Holdings’ loss and LAE ratio increased to 79.1% in the nine months ended September 30, 2017, compared to 77.8% in the same period of 2016, due primarily to increased catastrophe loss retention on its insurance products. While the nine months ended September 30, 2016 experienced more volatile weather, the higher level of losses triggered an increase in reinsurance recoverables at lower retention levels. The results for the nine months ended September 30, 2017 reflect more normal weather conditions and, as a result, more normal loss experience in our property and casualty business, albeit at higher reinsurance retention levels. A very dry start to the 2017 growing season has pushed our loss and LAE expectation for the multi-peril crop insurance business much higher than a year ago. This dynamic results in a higher level of premium retention under the risk-sharing arrangement with the federal government, but it also equates to a higher anticipated loss ratio on those premiums for the current year. In addition, the assumed book of business was adversely impacted by hurricanes Harvey, Irma, and Maria which occurred during third quarter 2017.

NI Holdings realized favorable development on prior accident years of $6,649 in the nine months ended September 30, 2017, compared to $4,756 of favorable development on prior accident years realized during the twelve months ended December 31, 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, decreased $179 in the nine months ended September 30, 2017, or 0.6%, compared to the nine months ended September 30, 2016. Expenses were slightly higher in 2017 due to increased commissions and, as a new public company, due to increased salaries, legal and accounting costs, taxes and fees, and holding company costs. However, higher amounts of policy acquisition costs were incurred and deferred due to the increase in written premium. The expense ratio of 24.4% for the nine months ended September 30, 2017 was 2.4% less than the expense ratio in 2016, primarily due to higher net earned premiums in 2017.

Income Before Income Taxes

For the nine months ended September 30, 2017, NI Holdings had pre-tax income of $3,867 compared to pre-tax income of $4,475 for the nine months ended September 30, 2016. The decrease in pre-tax income was primarily due to less net realized capital gain on investment.

Income Taxes

NI Holdings recorded income tax expense of $1,694 for the nine months ended September 30, 2017, compared to $1,074 of income tax expense for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 43.8%, compared to an effective tax rate of 24.0% for the nine months ended September 30, 2016. The increase in income tax expense includes tax expense of $568 related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering, and the remaining effective tax rate reflects the anticipated annual effective tax rate that will be realized for the current year.

Net Income

For the nine months ended September 30, 2017, NI Holdings had net income after noncontrolling interest of $2,085 compared to net income after noncontrolling interest of $3,455 for the nine months ended September 30, 2016. This decrease in net income is primarily due to lower net realized capital gain on investment compared to a year ago.

Return on Average Equity

For the nine months ended September 30, 2017, NI Holdings had annualized return on average equity, after non-controlling interest, of 1.4% compared to annualized return on average equity, after non-controlling interest, of 3.1% for the nine months ended

September 30, 2016. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the nine month periods.

Mandatory Assumed Reinsurance

NI Holdings is required to participate in the North Dakota Insurance Guaranty Association (NDIGA), which was formed to pay claims on policies issued by insolvent North Dakota licensed property and casualty insurers. Each North Dakota licensed property and casualty insurer pays NDIGA an annual assessment based on its direct premiums written in North Dakota. NI Holdings paid no assessments in the nine month periods ended September 30, 2017 and 2016.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	September 30, 2017	December 31, 2016
Assets
Cash and investments	$286,182	$207,677
Premiums and agents’ balances receivable	72,573	21,986
Deferred policy acquisition costs	11,753	8,942
Other assets	48,199	40,098
Total assets	$418,707	278,703

Liabilities
Unpaid losses and loss adjustment expenses	$85,427	$59,632
Unearned premiums	75,816	57,445
Other liabilities	17,552	8,208
Total liabilities	178,795	125,285

Equity	239,912	153,418
Total liabilities and equity	$418,707	$278,703

At September 30, 2017, NI Holdings had total assets of $418,707, an increase of $140,004, or 50.2%. The increase was primarily attributable to net proceeds of $93,145 from issuance of NI Holdings common stock on March 13, 2017 and receivables from policyholders under the federal crop insurance program.

At September 30, 2017, total liabilities were $178,795, an increase of $53,510, or 42.7%. The increase was primarily due to higher unpaid losses and loss adjustment expenses and higher levels of unearned premiums. Unpaid losses and loss adjustment expenses increased due to the expected influx of property losses and crop insurance claims for second and third quarters. Unearned premiums increased as well, reflecting amounts due from farmers for the 2017 crop insurance season.

Total equity increased by $86,494, or 56.4%. The increase in equity primarily reflects net proceeds of $93,145 from the issuance of NI Holdings common stock and net income of $2,173 for the nine months ended September 30, 2017, partially offset by the purchase of treasury stock of $8,037.

Effect of Stock Offering on Nodak Insurance Company and NI Holdings

NI Holdings was formed on March 13, 2017 and became the holding company for Nodak Insurance and its existing subsidiaries. The increased capitalization from our initial public offering should (i) enhance investment income by increasing our investment portfolio, and (ii) provide capital to permit the Company to seek acquisitions and other diversification opportunities. The newly issued stock of NI Holdings was available for public trading on March 16, 2017.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In addition, we raised $93,145 in net proceeds from our initial public offering, which are available if necessary to meet the demands of claim settlements and operating expenses.

NI Holdings maintains investment and reinsurance programs that are intended to provide sufficient funds to meet its obligations without forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(7,795)	$(19,005)
Net cash (used in) provided by investing activities	(90,247)	813
Net cash provided by financing activities	82,708	8,311
Net decrease in cash and cash equivalents	$(15,334)	$(9,881)

For the nine months ended September 30, 2017, net cash used in operating activities totaled $7,795 compared to $19,005 for the nine months ended September 30, 2016. The Company reduced its levels of reinsurance receivables for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, while net income decreased modestly from 2016. Net cash used in investing activities totaled $90,247 for the nine months ended September 30, 2017, compared to net cash provided of $813 in the nine months ended September 30, 2016, primarily reflecting the opportunity to invest the proceeds from the common stock offering in longer term investments. Net cash provided by financing activities of $82,708 for the nine months ended September 30, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the repurchase of treasury stock for $8,037.

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

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $13,900 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2016. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the nine months ended September 30, 2017.

As a public company, NI Holdings is subject to the proxy solicitation, periodic reporting, insider trading, and other requirements of the Exchange Act and to most of the provisions of the Sarbanes-Oxley Act of 2002. As a result, NI Holdings anticipates incurring higher expenses related to accounting and legal services that will be necessary to comply with such requirements.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2017 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2017.

NI HOLDINGS, INC.
/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)