Form 10-K
period 2017-12-31
NI Holdings, Inc.
filed 2018-03-07
CIK 1681206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission file number 001-37973

NI HOLDINGS, INC. (Exact name of registrant as specified in its charter)

NORTH DAKOTA (State or other jurisdiction of incorporation or organization)	81-2683619 (IRS Employer Identification No.)
1101 First Avenue North Fargo, North Dakota (Address of principal executive offices)	58102 (Zip Code)

(701) 298-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share (Title of each class)	NASDAQ Capital Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the Securities Act) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s common shares outstanding on March 7, 2018 was 22,352,844. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 22, 2018 are incorporated by reference into Part III of this report.

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this annual report on Form 10-K:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance and its subsidiaries and Battle Creek Mutual Insurance Company, for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance; and
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

PART I

Item 1.	Business

All dollar amounts, except per share amounts, are in thousands.

Overview

NI Holdings, Inc. is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from the mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Stock were issued to Nodak Mutual Group, Inc., which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Stock then became a wholly owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Stock and its existing subsidiaries.

Nodak Insurance was formed in 1946 to offer property and casualty insurance to members of the North Dakota Farm Bureau. Nodak Insurance’s bylaws provide that a person must be a member and remain a member of the North Dakota Farm Bureau in order to become and remain a policyholder of Nodak Insurance. Such bylaws also require that four members of the Board of Directors of Nodak Insurance must be members of the Board of Directors of the North Dakota Farm Bureau Federation (“North Dakota Farm Bureau”). Similarly, one-third of the members of the Board of Directors of Nodak Mutual Group must be persons designated by the North Dakota Farm Bureau.

The North Dakota Farm Bureau has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products, including insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the North Dakota Farm Bureau and Nodak Insurance renewed on October 1, 2017, with an expiration date of September 30, 2018. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the license agreement, Nodak Insurance is required to pay to the North Dakota Farm Bureau an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,303. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

Nodak Insurance’s subsidiaries include American West Insurance Company (“American West”) and Primero Insurance Company (“Primero”). Battle Creek Mutual Insurance Company is an affiliate of Nodak Insurance. A chart of the corporate structure and a more complete description of each of the Nodak Insurance subsidiaries is included below. Nodak Insurance and Battle Creek have been assigned “A” ratings by A.M. Best Company, Inc. (“A.M. Best”), which is the third highest out of 15 possible ratings. American West is rated A- and Primero is unrated. The consolidated financial statements presented herein reflect the financial position and results of operations of NI Holdings, Nodak Insurance, American West, Battle Creek, and Primero. Each of the four insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

	≥ 55%
	ownership
	NI Holdings, Inc.

	100%
	ownership
	Nodak Insurance Company

100%	100%		100%
ownership	ownership	Affiliation	ownership
Nodak Agency, Inc.	American West Insurance Company	Battle Creek Mutual Insurance Company	Tri-State, Ltd

			100%
			ownership
			Primero Insurance Company

Nodak Insurance writes multi-peril crop, crop hail, private passenger automobile, farmowners, homeowners, and commercial property and liability policies in North Dakota. Only members of the North Dakota Farm Bureau can purchase insurance coverage from Nodak Insurance. As of December 31, 2017, Nodak Insurance distributed its insurance products through 72 exclusive agents appointed by Nodak Insurance.

The following tables provide selected amounts from the Company’s consolidated statements of operations and balance sheets. Additional information is presented throughout this annual report.

	Year Ended December 31,
	2017	2016	2015
Direct premiums written	$195,238	$180,870	$172,775
Net premiums earned	179,464	152,756	139,473
Net income after non-controlling interest	15,991	4,551	17,456

	December 31,
	2017	2016	2015
Total assets	$376,988	$278,703	$258,624
Equity	255,573	153,418	149,918

The executive offices of NI Holdings and Nodak Insurance are located at 1101 1st Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. Information contained on such website is not incorporated by reference into this Annual Report on Form 10-K, and such information should not be considered to be part of this Annual Report on Form 10-K.

American West Insurance Company (“American West”)

American West is licensed to write insurance in eight states in the Midwest and Western regions of the United States, but currently issues policies in South Dakota, Minnesota, and North Dakota. American West currently issues multi-peril crop, crop hail, farmowners, private passenger auto, and homeowners insurance primarily in South Dakota. American West distributes its products through independent agents located in approximately 100 offices.

Battle Creek Mutual Insurance Company (“Battle Creek”)

Battle Creek issues private passenger automobile, homeowners, and farmowners policies in Nebraska. Battle Creek distributes its policies through independent agents located in approximately 290 offices. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Under a 100% quota-share reinsurance agreement, Battle Creek cedes 100% of its net premiums to Nodak Insurance and Nodak Insurance fully reinsures all of Battle Creek’s risk under its insurance policies. In connection with entering into the affiliation agreement, Nodak Insurance purchased a $3.0 million surplus note issued by Battle Creek. The surplus note bears interest at an annual rate of 1.0% and matures on December 30, 2040. Battle Creek must obtain the prior approval of the Nebraska Director of Insurance before making any payment of interest or principal on the surplus note.

Pursuant to the affiliation agreement, so long as the surplus note remains outstanding or the 100% quota-share reinsurance is in effect, Nodak Insurance is entitled to appoint two-thirds of the Board of Directors of Battle Creek. The affiliation agreement can be terminated by mutual written agreement of Battle Creek and Nodak Insurance, or by either party if there is a material breach of the agreement by the other party and such breach is not cured within 15 days after written notice of such breach is given by the terminating party to the other party. If Battle Creek terminated the quota-share reinsurance agreement, it would not have sufficient capital to continue to operate.

Primero Insurance Company (“Primero”)

Primero writes non-standard automobile insurance in Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. Primero distributes its policies through independent agents located in approximately 325 offices in those four states.

Market Overview

We market our property and casualty products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We also offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, and South Dakota. The following chart depicts our direct premiums written for the last two years and our relative market share within each of our key states during 2016.

	2017	2016
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$138,950	$135,133	$2,400,000	4th
Nebraska	33,358	26,302	4,500,000	36th
South Dakota	8,227	5,814	2,400,000	54th
Minnesota	5,945	5,076	11,200,000	108th
Nevada	6,390	7,086		(1)
Arizona	2,368	1,459		(1)
Total direct premiums written	$195,238	$180,870

(1) Our market share is not material in Nevada or Arizona, so market size and rank are not presented.

Organic Growth Strategy

Given our market presence in each of our key states, we believe we have many opportunities to increase business in our primary markets organically. Strategies we employ to grow organically include:

•	Continued emphasis on our relationship with the North Dakota Farm Bureau, a key advocacy group for agricultural and rural interests which enjoys a high and favorable profile throughout the state;
•	Using the cost advantage created by our low expense ratio compared to peers (24.8% expense ratio in 2017 compared to an average expense ratio of our peers of 34.8% in 2016) to selectively expand market share in our primary markets;

•	Expansion and enhancement of agency relationships in Nebraska and South Dakota, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for independent agents and insureds to do business with us;
•	Selective expansion of Primero in its core markets of Nevada and Arizona as well as expansion of the non-standard auto product in our core upper Midwest market area;
•	Excellent claims service for all insureds; and
•	Selective expansion of our participation in the federal multi-peril crop insurance program, where we have many years of experience and have developed expertise in managing this type of insurance product.

External Growth Strategy

We successfully acquired Primero in 2014 and acquired control of Battle Creek in 2011. American West was acquired in 2001. With the additional capital we raised through our initial public offering, we desire to make selective acquisitions that complement our strategy. Areas of current interest include acquisition of a commercial writer and geographic expansion of existing product lines. The acquisition of a commercial writer would help us to better balance our book of business among personal lines insurance, multi-peril crop insurance, and commercial lines insurance where we currently write only a limited amount of business. Selective geographic expansion would help to diversify our weather-related risks and assist us in maintaining competitive expense levels.

The completion of our initial public offering supplied the additional capital needed to support substantial increases in premium volume, which we expect to result from the implementation of both our organic and external growth strategies.

Segment Information

See Note 20 to the Consolidated Financial Statements for the Company’s segment disclosures.

Products and Services

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $60,747 or 31.1% of direct premiums written by the Company on a consolidated basis during 2017.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $66,615 or 34.1% of direct premiums written by the Company on a consolidated basis during 2017.

Non-standard Auto

Primero writes non-standard auto insurance with a focus on minimum-limit auto liability coverage. Primero’s direct premiums written on non-standard auto insurance during 2017 were $10,835, which accounted for 5.6% of the direct premiums written by the Company on a consolidated basis in 2017.

Crop Insurance

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $49,012 or 25.1% of the direct premiums written by the Company on a consolidated basis during 2017.

All Other

In addition to the products described above, Nodak Insurance and American West write commercial multi-peril policies and excess liability coverages. Collectively, these other coverages accounted for $8,029, or 4.1%, of the direct premiums written by the Company on a consolidated basis during 2017. Also in this segment is an assumed reinsurance block of business, with $3,959 of assumed premiums written during 2017.

Crop Insurance

Crop insurance is purchased by agricultural producers, including farmers, ranchers, and others to protect themselves against either the loss of their crops (yield) due to natural disasters, such as hail, drought, and floods, or the loss of revenue due to declines in the prices of agricultural products. The two general categories of crop insurance are generally referred to as “crop-yield insurance” and “crop-revenue insurance”. Crop-yield insurance protects against a reduction in the yield per acre from the historical average yield in a specified area, such as a county or National Oceanic and Atmospheric Administration weather grid, while crop-revenue insurance provides protection against declines in the price of the particular crop. Most of the multi-peril crop insurance policies written today combine both yield and revenue protection, with the revenue component providing the policyholder with the option to calculate price-based losses on the higher of the prevailing price when the crop is planted or the price at harvest.

Beginning in 1980, the U.S. Congress expanded the federal crop insurance program to cover more crops and regions of the country. More importantly, Congress permitted private sector insurers to market and administer federal insurance policies in exchange for an opportunity to earn a profit while bearing a portion of the insurance risk. Congress also authorized a premium subsidy for the farmers and ranchers. As a result, there was a rapid increase in the acres insured from approximately 26 million acres in 1980 to 100 million acres in 1990. The Federal Crop Insurance Reform Act of 1994 made participation in the crop insurance program mandatory for farmers to be eligible to participate in other government support programs and provided a minimum level of free catastrophic risk coverage for insured and noninsured crops.

In 2017, the federal crop insurance program covered approximately 23.2 million acres in North Dakota, 17.4 million acres in South Dakota, 17.6 million acres in Minnesota, and 311.6 million acres nationwide. In 2017, Nodak Insurance multi-peril crop insurance policies covered approximately 1.9 million acres in North Dakota. During the same period, American West crop insurance policies covered approximately 13,000 acres in South Dakota and approximately 145,000 acres in Minnesota. Nodak Insurance, through its Battle Creek affiliate, writes a very small amount of multi-peril crop insurance in Nebraska.

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the multi-peril crop and crop hail insurance policies written by Nodak Insurance, American West, and Battle Creek, as well as several other farm bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we received with respect to such policies. Nodak Insurance is a shareholder of AFBIS, along with each of the other insurers for whom AFBIS provides such services. AFBIS targets a three percent return on capital and pays all remaining profits to Nodak Insurance and the other shareholders of AFBIS. Nodak Insurance did not receive any material distributions from AFBIS during the years ended December 31, 2014 through 2017.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, and Primero rely on independent producers. We view these independent producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers with respect to both premium volume and profitability. Our producers are monitored primarily by our three-person marketing staff, who also have principal responsibility for recruiting and training exclusive agents in North Dakota and independent producers in other states. We hold annual seminars for producers and conduct training programs that provide both technical training about our products and sales training to help them effectively market our products.

For the year ended December 31, 2017, no individual producer was responsible for more than 5% of the direct premiums written by our insurance companies.

Producers are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums (generally 5% to 15%) as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to producers with respect to crop insurance policies. Battle Creek and American West pay profit sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Insurance pays a profit sharing commission to its agents only with respect to farmowners business originated by such agents.

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

Underwriting, Risk Assessment and Pricing

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection and pricing discipline. Through our management and underwriting staff, we regularly establish rates and rating classifications for our insureds based on loss and loss adjustment expense (“LAE”) experience we have developed over the years. We have various rating classifications based on location, type of business, and other risk factors.

The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as our background, we normally set our prices based on our estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed risk. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may determine not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

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

Our underwriting staff located in Fargo, North Dakota, which underwrites coverage issued by Nodak Insurance, American West and Battle Creek, includes 22 employees with over 360 combined years of experience in property and casualty underwriting. Primero employs an additional 3 underwriters in connection with its non-standard auto insurance business. All of the underwriting for our crop insurance is underwritten by AFBIS, as described in an earlier section.

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

Claims and Litigation Management

Our claims management philosophy involves:

•	aggressive closure of claims through prompt and thorough investigation of the facts related to the claim;
•	equitable settlement of meritorious claims; and
•	vigorous defense of unfounded claims as to coverage, liability or the amount claimed.

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

Our claims staff located in Fargo, North Dakota is comprised of 44 employees with over 760 years of combined experience in processing property and casualty insurance claims. Primero also employs 12 claims personnel in connection with its non-standard auto insurance business. All claims made under our multi-peril crop and crop hail insurance policies are processed and administered by AFBIS.

Technology

Our insurance operations rely on commercially available software to provide the information management systems platform that runs our accounting, policy underwriting and issuance, and claims processing functions. These systems permit us to integrate the accounting and reporting functions of all of our insurance operations. We utilize offsite servers for our information systems with daily backup of data. We have adopted a disaster recovery plan, and other risk mitigation practices, tailored to meet our needs and geographic location. We seek to invest continuously in new technology to maximize our business opportunities while protecting our interests and those of our clients.

Reinsurance

Reinsurance Ceded

We reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;
•	stabilize underwriting results; and
•	increase our underwriting capacity.

Reinsurance does not legally discharge the insurance company issuing the policy from primary liability for the full amount due under the reinsured policies, even though the assuming reinsurer is obligated to reimburse the company issuing the policy to the extent of the coverage ceded.

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. For the year ended December 31, 2017, NI Holdings ceded to reinsurers $16,665 of written premiums, compared to $30,748 of written premiums for the year ended December 31, 2016 and $33,439 of written premiums for the year ended December 31, 2015. The decrease in premiums ceded in 2017 was primarily due to less sharing of multi-peril crop insurance premiums with the federal government and an increase to our catastrophe retention amount in the reinsurance program.

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual casualty risks:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $600	100.0%	0.0%
$11,400 in excess of $600	0.0%	100.0%

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual property risks:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $500	100.0%	0.0%
$19,500 in excess of $500	0.0%	100.0%

As a group, during the year ended December 31, 2017, Nodak Insurance, American West, and Battle Creek retained $10,000 of losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of their $10,000 retained risk. For 2018, the catastrophe retention amount remained at $10,000. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather related loss.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. NI Holdings’ reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance brokers. We monitor the solvency of reinsurers through regular review of their financial statements and their A.M. Best ratings. All of our current reinsurance partners have at least an “A” rating from A.M. Best. According to A.M. Best, companies with a rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have experienced no significant difficulties collecting amounts due from reinsurers.

Reinsurance for multi-peril crop insurance is provided by the Federal Crop Insurance Corporation (“FCIC”). Insurers can assign each policy issued to either its “assigned risk” or “commercial” fund. The FCIC retains an increasing percentage of underwriting losses at successively higher loss ratios while ceding an increasing percentage of the premium at lower loss ratios. The commercial fund permits insurers to retain more of the underwriting gains and losses, while the assigned risk fund cedes up to 80% of the risk to the FCIC. The exact treatment of the commercial fund varies by state groups. In Group 1, which includes Illinois, Indiana, Iowa, Minnesota and Nebraska, the FCIC retains a larger share of the underwriting gains and a smaller portion of the underwriting losses when compared to all other states. Aggregate stop loss reinsurance is purchased for crop hail and multi-peril insurance. We purchase fifty percentage points of coverage above a 100% direct loss ratio for crop hail. We purchase forty-five percentage points of coverage for multi-peril crop above a 105% loss ratio after the FCIC reinsurance protection. This represents the worst loss exposure given the FCIC formula, thereby capping the multi-peril crop loss ratio at 105%.

The following table sets forth the largest amounts of loss and LAE recoverable by the Company from reinsurers as of December 31, 2017 and the current A.M. Best rating of each as of January 24, 2018.

Reinsurance Company	Loss & LAE Recoverable On Unpaid Claims	Percentage of Total Recoverable	A.M. Best Rating
American Agricultural Insurance Company	$407	9.9%	A
Aspen Insurance UK Limited	404	9.8%	A
Federal Crop Insurance Corporation	133	3.2%	NR
Hannover Rueck SE	704	17.1%	A+
Maiden Reinsurance North America	1,005	24.3%	A
Partner Reinsurance Company Ltd	539	13.1%	A
QBE Reinsurance Corporation	823	19.9%	A
Scor Reinsurance Company	113	2.7%	A+
Total reinsurance recoverables	$4,128	100.0%

Reinsurance Assumed

Nodak Insurance assumes 100% of the risk under policies written by Battle Creek. In addition, Nodak Insurance is required by statute to participate in certain residual market pools. This participation requires Nodak Insurance to assume business for property exposures that are not insured in the voluntary marketplace. Nodak Insurance participates in these residual markets pro rata on a market share basis.

Additionally, through American Agriculture Insurance Company (affiliated with the American Farm Bureau Federation), Nodak Insurance participates in both domestic and international property insurance pools. Annually, Nodak Insurance reviews the available pools and selects the pools in which it will participate. No multi-peril crop or crop hail insurance policies are included in such pools. Participation in such pools provides Nodak Insurance with the opportunity to diversify its risk while increasing its annual net premiums earned. In 2017, 2016 and 2015, Nodak Insurance assumed $3,959, $3,634, and $3,478, respectively, of premiums from such pools.

Beginning on January 1, 2016, Nodak Insurance assumed 100% of the crop hail premiums and losses from American West and Rural Mutual Insurance Company (a company affiliated with the Wisconsin Farm Bureau Federation). The business was then pooled with Nodak Insurance’s crop hail business and proportionately retroceded back to each participant. This crop hail pool allows Nodak Insurance and American West to diversify their crop insurance risk across an additional geographic region.

Unpaid Loss and Loss Adjustment Expense

NI Holdings is required by applicable insurance laws and regulations to maintain reserves for unpaid losses and LAE. Our liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2)

reserves for claims that have been incurred but not yet been reported and for the future development of case reserves (“IBNR”). The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The liability for unpaid losses and LAE is set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Estimating the ultimate liability for unpaid losses and LAE is an inherently uncertain process. Therefore, the liability for unpaid losses and LAE does not represent an exact calculation of that liability. Our reserving policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process.

When a claim is reported to us, our claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss, to the extent determinable at the time. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and development on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims, and then subtracting the case reserves and paid losses and LAE for reported claims.

Each quarter, NI Holdings computes its estimated ultimate liability using its methodologies and procedures. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of NI Holdings for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$59,632	$45,342	$50,518
Reinsurance recoverables on losses	7,192	5,109	5,676
Net balance at beginning of year	52,440	40,233	44,842

Incurred related to:
Current year	132,812	123,264	92,764
Prior years	(10,101)	(4,756)	(8,888)
Total incurred	122,711	118,508	83,876

Paid related to:
Current year	104,769	90,772	70,290
Prior years	28,620	15,529	18,195
Total paid	133,389	106,301	88,485

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	45,890	59,632	45,342
Reinsurance recoverables on losses	4,128	7,192	5,109
Net balance at end of year	$41,762	$52,440	$40,233

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

The following table shows the development of NI Holding’s liability for unpaid loss and LAE from 2007 through 2017. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

	As of December 31, 2017
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Liability for unpaid loss and LAE, net of reinsurance recoverables	$30,360	$29,698	$30,908	$28,266	$23,302	$25,466	$42,058	$44,842	$40,233	$52,440	$41,762
Cumulative amount of liability paid through
One year later	10,740	13,550	12,247	11,691	11,911	5,056	16,249	18,166	14,932	28,426	—
Two years later	13,553	17,278	16,323	12,362	9,053	8,654	20,899	20,802	20,612	—	—
Three years later	14,813	17,489	16,408	15,104	11,245	11,636	21,224	23,511	—	—	—
Four years later	15,399	17,619	17,552	15,536	13,195	11,631	22,993	—	—	—	—
Five years later	15,348	17,774	17,838	16,662	13,092	12,295	—	—	—	—	—
Six years later	15,492	17,955	18,682	16,627	13,311	—	—	—	—	—	—
Seven years later	15,537	18,617	18,405	16,629	—	—	—	—	—	—	—
Eight years later	16,171	18,139	18,324	—	—	—	—	—	—	—	—
Nine years later	15,667	18,013	—	—	—	—	—	—	—	—	—
Ten years later	15,523	—	—	—	—	—	—	—	—	—	—
Liability estimated after
One year later	24,082	22,989	26,363	24,049	18,691	22,337	34,074	35,926	34,880	42,145	—
Two years later	19,831	23,100	23,492	19,815	20,144	18,788	30,380	33,058	28,431	—	—
Three years later	17,835	21,931	20,763	20,518	17,678	16,620	28,871	28,526	—	—	—
Four years later	17,586	20,082	21,516	19,356	16,294	15,459	25,852	—	—	—	—
Five years later	16,989	20,031	20,724	18,403	15,184	13,864	—	—	—	—	—
Six years later	16,927	19,531	19,836	17,841	14,443	—	—	—	—	—	—
Seven years later	16,860	19,251	19,306	17,429	—	—	—	—	—	—	—
Eight years later	16,720	18,696	19,011	—	—	—	—	—	—	—	—
Nine years later	16,082	18,485	—	—	—	—	—	—	—	—	—
Ten years later	15,904	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability – end of year	38,913	53,770	51,413	39,332	38,852	38,007	46,900	50,518	45,342	59,632	45,890
Reinsurance recoverable	8,553	24,072	20,505	11,066	15,550	12,541	4,842	5,676	5,109	7,192	4,128
Net liability – end of year	30,360	29,698	30,908	28,266	23,302	25,466	42,058	44,842	40,233	52,440	41,762

Gross re-estimated liability – latest	24,763	34,600	31,481	26,424	29,405	23,431	29,299	33,615	32,761	49,686	—
Re-estimated reinsurance recoverables – latest	8,859	16,115	12,470	8,995	14,962	9,567	3,447	5,089	4,330	7,542	—
Net re-estimated liability - latest	15,904	18,485	19,011	17,429	14,443	13,864	25,852	28,526	28,431	42,144	—

Gross cumulative redundancy (deficiency)	14,150	19,170	19,932	12,908	9,447	14,576	17,601	16,903	12,581	9,946	—

Investments

NI Holdings’ investments in fixed income and equity securities are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a component of equity, net of income taxes. The goal of the Company’s investment activities is to complement and support its overall mission. As such, the investment portfolio is structured to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

The Company’s overall investment objectives are (i) growth and preservation of capital, (ii) achieving favorable returns on invested assets through investment in high quality income producing assets, and (iii) assuring proper levels of liquidity to fund expected operating needs. See “Item 7A. Quantitative and Qualitative Information about Market Risk” for discussion about specific risks concerning investments.

In addition to any investments prohibited by the insurance laws and regulations of North Dakota and any other applicable states, NI Holdings’ investment policies prohibit the following investments and investing activities:

•	Commodities and futures contracts;
•	Options (except covered call options);
•	Non-investment grade debt obligations (determined at time of purchase);
•	Interest only, principal only, and residual tranche collateralized mortgage obligations;
•	Private placements;
•	Foreign currency trading;
•	Limited partnerships, other than publicly traded master limited partnerships;
•	Convertible securities;
•	Venture capital investments;
•	Real estate properties;
•	Securities lending;
•	Portfolio leveraging, i.e., margin transactions; and
•	Short selling.

The Executive Committee of NI Holdings’ Board of Directors approved the Company’s investment policy and reviews it periodically. The investment portfolio is managed by Conning, Inc. and Disciplined Growth Investors.

The following table sets forth information concerning NI Holdings’ investments.

	December 31,
	2017		2016
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$9,649	$5,834	$6,050
Obligations of states and political subdivisions	81,741	82,595	68,915	69,396
Corporate securities	88,474	89,451	50,610	51,170
Residential mortgage-backed securities	28,557	28,524	22,750	22,637
Commercial mortgage-backed securities	11,228	11,170	8,033	8,096
Asset-backed securities	15,447	15,369	4,118	4,121
Total fixed income securities	234,978	236,758	160,260	161,470
Equity securities	29,028	47,561	11,511	25,917
Total	$264,006	$284,319	$171,771	$187,387

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below as of December 31, 2017. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2017
	Amortized Cost	Fair Value
Less than one year	$12,761	$12,766
One through five years	86,830	87,642
Five through ten years	69,586	70,680
Greater than ten years	10,569	10,607
Mortgage/asset-backed securities	55,232	55,063
Total debt securities	$234,978	$236,758

At December 31, 2017, the average maturity of NI Holdings’ fixed income investment portfolio was 4.85 years and the average duration was 3.99 years. As a result, the fair value of investments may fluctuate significantly in response to changes in interest rates. In addition, NI Holdings may experience investment losses to the extent our liquidity needs require the disposition of fixed income securities in unfavorable interest rate environments.

NI Holdings uses quoted values and other data provided by independent pricing services as inputs in its process for determining fair values of its investments. The pricing services cover substantially all of the securities in the portfolio for which publicly quoted values are not available. The pricing services’ evaluations represent an exit price, which is a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable.

NI Holdings’ investment managers provide pricing information that they utilize, together with information obtained from independent pricing services, to determine the fair value of its fixed income securities. After performing a detailed review of the information obtained from the pricing services, no adjustment was made to the values provided.

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2017	2016	2015
Average cash and invested assets	$260,781	$202,735	$191,987
Net investment income	5,031	3,644	3,571
Return on average cash and invested assets	1.9%	1.8%	1.9%

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

Nodak Insurance and Battle Creek are rated “A” by A.M. Best, which is the third highest out of 15 possible ratings. A.M. Best has affirmed a stable financial strength outlook to both Nodak Insurance and Battle Creek. American West is rated “A-” with a stable financial strength outlook, and Primero is unrated because the nature of its business is not ratings sensitive. In its evaluation of a company’s financial and operating performance, A.M. Best reviews:

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

Competition

The property casualty and crop insurance markets are highly competitive. NI Holdings competes with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners are State Farm, Progressive, American Family, QBE, Farmers Union, and Auto-Owners. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. Based on 2016 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors are Farmers Union, North Star Mutual, and American Family. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers. Certain of these competitors have substantially greater financial, technical, and operating resources than we do and may be able to offer lower rates or higher commissions to their producers.

Total industry-reported premiums written for multi-peril crop insurance in 2017 was $929,135 in North Dakota and $634,021 in Minnesota. In North Dakota, our multi-peril crop insurance direct premiums written were $39,270, $38,708, and $39,914 for the years ended December 31, 2017, 2016 and 2015, respectively. In Minnesota, our multi-peril crop insurance direct premium written were $4,534, $3,504, and $2,652 for the years ended December 31, 2017, 2016 and 2015, respectively. NI Holdings wrote less than $500 in multi-peril crop insurance in Nebraska and South Dakota for each of the last three years. The principal competitors in our markets for multi-peril crop insurance are Chubb, RCIS, QBE, and Great American.

The premium rates for multi-peril crop insurance are established by the RMA, and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the North Dakota Farm Bureau and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota.

With respect to writing property and casualty insurance, we compete on a number of factors such as pricing, agency relationships, policy support, claim service, and market reputation. Like other writers of property and casualty insurance, our policy terms vary from state to state based on the prescribed minimum liability limits in each state, as established by state law. We believe our company differentiates itself from many larger companies competing for this business by focusing on ease of doing business and providing excellent claims service with local, knowledgeable employees.

To compete successfully in the property and casualty insurance market, we rely on our ability to identify insureds that are most likely to produce an underwriting profit, operate with a disciplined underwriting approach, practice prudent claims management, reserve appropriately for unpaid claims, and provide quality service and competitive commissions to our independent and captive agents.

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

Crop Insurance

The multi-peril crop insurance business is overseen by the federal government through the RMA. The RMA outlines policy language, establishes premium rates, and develops loss adjustment procedures for insurance programs under the federal crop insurance program. In addition, through the FCIC, the RMA provides premium subsidies to farmers and sets the commission percentages that can be paid to agents. All participating insurance carriers are subject to the same Standard Reinsurance Agreement (“SRA”), which outlines items such as reporting requirements and claims handling procedures, proportional and non-proportional reinsurance terms, and the level of administrative and operating reimbursement paid to insurers. The RMA also provides oversight to the approved insurance providers (“AIPs”). The AIPs are required to use the policies, premium rates, and loss adjustment procedures set by the RMA without modification and are required to issue a policy to any eligible applicant regardless of risk or profitability. The RMA conducts audits of AIPs with respect to claims and loss adjustment procedures.

Examinations

Examinations are conducted every three to five years by the Departments of Insurance where the insurance companies are domiciled. Nodak Insurance and American West were last examined by the North Dakota Insurance Department as of December 31, 2016. The final examination report for American West included a finding related to intercompany expense charges between the two companies, which offset in consolidation. The underlying cause of this finding has been resolved.

Battle Creek was last examined by the Nebraska Insurance Department as of December 31, 2016, and the last examination of Primero by the Nevada Insurance Department was as of December 31, 2016. Neither examination resulted in any adjustments to their financial positions, nor were there any substantive matters raised in the final examination reports.

NAIC Risk-Based Capital Requirements

North Dakota and most other states have adopted the NAIC system of risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level. At this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level. At this level, the regulatory authority is mandated to place the company under its control. The capital levels of our insurance company subsidiaries have never triggered any of these regulatory capital levels. We cannot guarantee, however, that the capital requirements applicable to such companies will not increase in the future.

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2017 and 2016, none of our insurance company subsidiaries produced results outside the acceptable range for more than two of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations, herein known as the “NAIC Amendments”. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. The NAIC Amendments includes a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report”. This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. While the NAIC Amendments have not been adopted in whole by the North Dakota Insurance Department, North Dakota currently requires insurers domiciled in North Dakota to include an enterprise risk assessment in its annual report. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, NI Holdings intends to incorporate those elements of ORSA that it believes constitute “best practices” into its annual internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2017, 2016 and 2015, we paid no assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for crops, flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly affect the insurance industry and us. See “Item 1. Business — Crop Insurance.”

We are also subject to the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), both of which require us to protect the privacy of our customers’ information, including health and credit information.

Privacy

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. NI Holdings and its subsidiaries have each implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

Office of Foreign Asset Control

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting, and corporate governance requirements. We currently intend to avail ourselves of the reduced disclosure obligations available under the JOBS Act.

Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an EGC for up to five years following our initial public offering (“IPO”), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Dividends

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2017, the amount available for payment of dividends by Nodak Insurance in 2018 without the prior approval of the North Dakota Insurance Department is $15,654. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the North Dakota Insurance Department. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

Holding Company Laws

Most states, including North Dakota, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information, including information concerning the operations of companies within the holding company group that may materially affect the operations, management or financial condition of the insurers within the group. Pursuant to these laws, the North Dakota Insurance Department requires disclosure of material transactions involving an insurance company and its affiliates, and requires prior notice and/or approval of certain transactions, such as extraordinary dividends distributed by the insurance company. Under these laws, the North Dakota Insurance Department will have the right to examine us at any time.

All transactions within our consolidated group affecting our insurance company subsidiaries must be fair and equitable. Notice of certain material transactions between NI Holdings and any person or entity in our holding company system will be required to be given to the North Dakota Insurance Department. Certain transactions cannot be completed without the prior approval of the North Dakota Insurance Department.

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

Employees

As of December 31, 2017, NI Holdings and its subsidiaries had 136 total employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Item 1A.	Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of the most significant risks and uncertainties that may affect the Company’s business, financial condition, and future results.

Risks Related to Our Business and Industry

Catastrophic or other significant natural or man-made losses may negatively affect our financial condition and operating results.

As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses, and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Approximately 71.2% of NI Holdings’ consolidated direct premiums written in 2017 were written in North Dakota. Because NI Holdings’ business is concentrated in North Dakota, adverse developments from severe weather events such as hailstorms, flooding, or droughts affecting a large portion of North Dakota would have a disproportionately greater effect on NI Holdings’ financial condition and results of operations than if its business were less geographically concentrated. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity, and frequency of tornados and other storms.

We attempt to reduce our exposure to catastrophe losses through the underwriting process and by obtaining reinsurance coverage. However, in the event that we experience catastrophe losses, we cannot assure you that our unearned premiums, liabilities for unpaid losses and LAE, and reinsurance will be adequate to cover these risks. In addition, because accounting rules do not permit insurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations. Our ability to write new business also could be adversely affected.

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

Nodak Insurance holds a financial strength rating of “A” (Excellent) by A.M. Best, the third highest rating out of 15 rating classifications. Nodak Insurance has held an “A” rating for the past six years. Our most recent rating by A.M. Best was issued on March 16, 2017. Battle Creek also holds an “A” rating and American West holds an “A-” rating. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential producers to choose other more highly rated competitors or reduce our ability to obtain reinsurance. See “Item 1. Business — A.M. Best Rating.”

A significant percentage of NI Holdings’ written premiums and net profits are generated from its multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program would have a material adverse effect on our revenues and net income.

In 2017, 2016 and 2015, NI Holdings’ net premiums written generated from its multi-peril crop insurance line of business were 22.6%, 23.6%, and 24.9%, respectively. Through the Federal Crop Insurance Corporation, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher and without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to reduce significantly the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have a material adverse effect on our revenues and income.

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

Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties and have fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition (a so-called “soft market”), followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition (a so-called “hard market”). The industry’s profitability can be affected significantly by:

•	estimates of rising levels of actual costs that are not known by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made and natural catastrophes;
•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may affect the ultimate payout of losses.

Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition. Based on our analysis of the underwriting capacity and price competition in the current market, we believe that we are generally in a “firming market” phase of the insurance industry cycle. If other insurers seek to expand the kinds or amounts of insurance coverage they offer, this could result in increased underwriting capacity and competition and declining pricing as some insurers seek to maintain market share at the expense of underwriting discipline.

Competition for potential acquisitions from other property and casualty insurers could increase the price that NI Holdings will be required to pay in connection with future acquisitions.

Over-capacity in the property and casualty market has led other market participants to seek acquisitions in order to generate revenue growth. These market conditions may cause significant competition for acquisitions and increase the price for acquisitions. This competitive market could impede execution of NI Holdings’ external growth strategy.

Integration of existing businesses and future acquisitions may require a significant investment of management’s time and distract management from the day-to-day operations of NI Holdings’ business.

NI Holdings has spent considerable time and effort integrating Battle Creek and Primero in the areas of sales and marketing, operations, financial reporting, and employee benefits. Future acquisitions will require additional integration, particularly to realize the anticipated coordination designed to drive revenue growth and reduce costs. NI Holdings’ executive management staff is small, and there can be no assurance that acquisitions will be successfully executed and integrated.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development, and skilled personnel. We cannot assure you that we will be able to locate profitable business opportunities, meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify qualified employees or agents, or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively and maintain underwriting discipline could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to grow our business if our insurance company subsidiaries cannot maintain and grow their agent relationships, or if consumers seek other distribution methods offered by our competitors.

Our ability to retain existing agents, and to attract new agents, is essential to the continued growth of our business. If independent agents find it easier to do business with our competitors, our agent base may erode and, as a result, be unable to retain existing business or generate sufficient new business. While we believe that we have good relationships with our independent agents, we cannot be certain that these agents will continue to sell our products instead of our competitors’ products.

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

The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions in setting prices. If our insurance subsidiaries fail to assess accurately the risks that they assume in our commercial and personal lines products, they may fail to charge adequate premium rates, which could affect our profitability and have a material adverse effect on our financial condition, results of operations, or cash flows. Their ability to assess their policyholder risks and to price their products accurately is subject to a number of risks and uncertainties, including, but not limited to:

•	Competition from other providers of property and casualty insurance;
•	Price regulation by insurance regulatory authorities;
•	Selection and implementation of appropriate rating formulae or other pricing methodologies;
•	Availability of sufficient reliable data;
•	Uncertainties inherent in estimates and assumptions generally;
•	Adverse changes in claim results;
•	Incorrect or incomplete analysis of available data;
•	Our ability to accurately predict policyholder retention, investment yields, and the duration of liability for losses and LAE; and
•	Unanticipated effects of court decisions, legislation, or regulation, including those related to legal liability for damages by our insureds.

These risks and uncertainties could cause our insurance subsidiaries to underprice their policies, which would negatively affect their results of operations, or to overprice their policies, which could reduce their competitiveness. Either such event could have a material adverse effect on their financial condition, results of operations, and cash flows.

Under the federal crop insurance program, each insurer is required to accept every application for multi-peril crop insurance that they receive, and the premiums and the policy terms are set by the RMA, which is the federal government agency administering the federal crop insurance program. Accordingly, no policy underwriting is necessary in connection with our multi-peril crop insurance line of business. We, and several other crop insurers, rely on AFBIS to underwrite our crop hail insurance line of business. Unlike the multi-peril crop business, however, we have the ability to decline to issue any crop hail insurance policy if we believe the policy will expose us to too much risk in a particular geographic area or if we are unwilling to insure the crop that the policy would cover. If we accept the application for crop hail insurance, however, we could incur losses if AFBIS fails to adequately underwrite and price such coverage.

Our results and financial condition may be affected by a failure of our insurance subsidiaries to establish adequate liabilities for unpaid losses and LAE or by adverse development of prior year reserves.

NI Holdings maintains reserves to cover amounts it estimates will be needed to pay for unpaid losses and for the expenses necessary to settle insured claims. Estimating liabilities for unpaid losses and LAE is a difficult and complex process involving many variables and subjective judgments. The liability for unpaid losses and LAE is the largest liability of NI Holdings and represents the financial statement item most sensitive to estimation and judgment. In developing its estimates of unpaid losses and LAE, NI

Holdings has evaluated and considered actuarial projection techniques based on its assessment of facts and circumstances then known, historical loss experience data, and estimates of anticipated trends. This process assumes that past experience, adjusted for the effects of current developments, changes in operations, and anticipated trends, constitutes an appropriate basis for predicting future events. While NI Holdings believes that its liability for unpaid losses and LAE is appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and incur a charge or credit to earnings, as the case may be, in the period the reserves are adjusted. Any such adjustment could have a material impact on our financial condition and results of operations. There can be no assurance that the estimates of such liabilities will not change in the future. For additional information on our liability for unpaid losses and LAE, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our business depends on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.

Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage, or regulatory intervention, which could materially adversely affect us.

We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our multi-peril crop line of business. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, floods or tornados, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery, and data security systems prove to be inadequate. The computer systems and network systems others and we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.

Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our technologies, systems, and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, and the loss of customers. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems, or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.

Our revenues and financial results may fluctuate with interest rates, investment results, and developments in the securities markets.

NI Holdings invests the premiums it receives from policyholders until cash is needed to pay insured claims or other expenses. Investment securities represent one of the largest categories of assets of NI Holdings. The fair value of its investment holdings is affected by general economic conditions, and changes in the financial and credit markets. NI Holdings relies on the investment income produced by its investment portfolio to contribute to its profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. In addition, deteriorating economic conditions could affect the value of our equity securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities whose decreases in value are deemed other-than-temporary. These changes could have a material adverse effect on our financial condition, results of operations, or cash flows. The investment portfolio of NI Holdings is also subject to credit and cash flow risk, including risks associated with its investments in asset-backed and mortgage-backed securities. Because the Company’s investment portfolio is the largest component of its assets and a multiple of its equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain investment holdings. See “Item 7. Quantitative and Qualitative Information about Market Risk.”

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

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. Our key officers include:

•	Michael J. Alexander, our President and Chief Executive Officer;
•	Brian R. Doom, our Executive Vice President and Chief Financial Officer; and
•	Patrick W. Duncan, our Vice President of Operations.

These key officers have extensive experience in the property and casualty and crop insurance industry. Our employment and other agreements with our key officers do not include covenants not to compete or non-solicitation provisions because they are unenforceable under North Dakota law.

Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. NI Holdings uses reinsurance arrangements to limit and manage the amount of risk it retains, to stabilize its underwriting results, and to increase its underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of reinsurance maintained will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew the current coverage maintained by NI Holdings or obtain new coverage, it may be difficult for us to manage our underwriting risks and operate our business profitably.

If our reinsurers do not pay our claims in accordance with our reinsurance agreements, we may incur losses.

We are subject to loss and credit risk with respect to the reinsurers with whom NI Holdings deals because buying reinsurance does not relieve us of our liability to policyholders. If such reinsurers were not capable of fulfilling their financial obligations to us, our insurance losses would increase. NI Holdings secures reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of such reinsurers is “A” (Excellent), which is the third highest of fifteen ratings. See “Item 1. Business — Reinsurance.”

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

Nodak Insurance and American West are currently regulated by the North Dakota Insurance Department. Battle Creek is regulated by the Nebraska Insurance Department, and Primero is regulated by the Nevada Insurance Department. All four companies are also subject to regulation, to a more limited extent, by the insurance departments of other states in which they do business. The failure to comply with the laws and regulations of each jurisdiction could subject NI Holdings to sanctions and fines, including the cancelation or suspension of its license. Because approximately 71.2% of our 2017 consolidated direct premiums written originate from business written in North Dakota, the cancellation or suspension of our license in North Dakota, as a result of any failure to comply with the applicable insurance laws and regulations, would result in the most severe impact on our financial condition and results of operations.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;
•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;
•	licensing of insurers and their producers;
•	advertising and marketing practices;
•	restrictions on the nature, quality, and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	claims practices;

•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. The last examination of both Nodak Insurance and American West by the North Dakota Insurance Department was as of December 31, 2016. The last examination of Battle Creek by the Nebraska Insurance Department was as of December 31, 2016, and the last examination by the Nevada Insurance Department of Primero was as of December 31, 2016.

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

Our business operations could be substantially interrupted by flooding, snow, ice, and other weather-related incidents, or from fire, power loss, telecommunications failures, terrorism, or other such events. In such an event, we may not have sufficient redundant facilities to cover a loss or failure in all aspects of our business operations and to restart our business operations in a timely manner. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business. See “Item 1. Business — Technology.”

Assessments and premium surcharges for state guaranty funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies authorized to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent, or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all insurance companies doing business in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent, or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. See “Item 1. Business — Regulation.”

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency, or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Future changes in financial accounting standards or practices may adversely affect our reported results of operations.

Financial accounting standards in the United States are constantly under review and may be changed from time to time. We would be required to apply these changes when adopted. Once implemented, these changes could materially affect our financial condition and results of operations and/or the way in which such financial condition and results of operations are reported.

Similarly, we are subject to taxation in the United States and a number of state jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Accounting standards would require that we recognize the effects of changes in tax rates and laws on deferred income tax balances in the period in which the legislation is enacted.

Enactment of significant income tax laws may adversely affect our reported results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal income tax rates, imposes significant additional limitations on the deductibility of interest, allows for increased expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system, and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will continue to evaluate the effect of the TCJA on our projection of cash flows and our net operating results. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred income tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact has been recognized in our income tax expense in the current year based upon our understanding of the legislation at this time. Under certain circumstances, we have up to one year from enactment to make changes to our deferred income tax assets and liabilities based upon clarification to the legislation. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of common shares. We urge our stockholders, including purchasers of common shares, to consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

We will be required to publicly report on deficiencies or weaknesses in our internal controls that meet a materiality standard. Management may, at a point in time, categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become a reportable condition that could have a material impact on our results of operations.

Risks Related to Our Common Stock

Our return on equity may be low compared to other insurance companies. A low return could lower the trading price of our common stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of an insurance company to its peers. Our return on equity is expected to be reduced due to the large amount of capital that we raised in our IPO that has yet to be deployed, expenses we will incur in pursuing our growth strategies, the costs of being a public company, and added expenses associated with our employee stock ownership plan (“ESOP”) and equity incentive plans. Until we can increase our earned premiums and net income, we expect our return on equity to be below the median return on equity for publicly traded insurance companies, which may negatively affect the value of our common stock.

Additional expenses from new stock-based benefit plans will adversely affect our profitability.

Our shareholders have approved the adoption of an equity incentive plan (“the Plan”). Under the Plan, we may award participants restricted shares of our common stock, options to purchase shares of our common stock, or other forms of awards. Restricted stock awards will be made at no cost to the participants. The maximum number of shares of common stock that may be issued is set forth in the approved Plan.

The additional compensation expense resulting from the ESOP and the Plan will adversely affect our profitability. We cannot determine the actual future amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses for our ESOP when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. See our consolidated financial statements for the actual amount of expenses to date.

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

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases, and debt-related amounts are net proceeds from our initial public offering retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by Nodak Insurance will be restricted by North Dakota’s insurance law. American West and Primero historically have not paid dividends to Nodak Insurance.

Statutory provisions and provisions of our Articles of Incorporation and Bylaws may discourage takeover attempts of NI Holdings that you may believe are in your best interests or that might result in a substantial profit to you.

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

These provisions may serve to entrench management and may discourage a takeover attempt that you may consider to be in your best interest or in which you would receive a substantial premium over the current market price. These provisions may make it extremely difficult for any one person, entity, or group of affiliated persons or entities to acquire voting control of NI Holdings, with the result that it may be extremely difficult to bring about a change in the Board of Directors or management. Some of these provisions also may perpetuate present management because of the additional time required to cause a change in the control of the Board of Directors. Other provisions make it difficult for shareholders owning less than a majority of the voting stock to be able to elect even a single director.

Ownership of a majority of our stock by Nodak Mutual Group will make removal of the management difficult.

Nodak Mutual Group owns greater than 55% of our outstanding common stock. Therefore, it has the power to take actions that nonaffiliated shareholders may deem to be contrary to the shareholders’ best interests. In addition, certain provisions of our Articles of Incorporation, such as the existence of a classified Board of Directors, the prohibition of cumulative voting for the election of directors, and the prohibition on any person or group acquiring and having the right to vote in excess of 10% of our outstanding stock without the prior approval of the Board of Directors will make removal of NI Holdings’ management difficult.

If our subsidiaries are not sufficiently profitable, our ability to pay dividends will be limited.

We are a separate entity with no operations of our own other than holding the stock of Nodak Insurance and our other subsidiaries. We depend primarily on dividends paid by Nodak Insurance and the proceeds from our IPO that were not contributed to Nodak Insurance to carry out our business plan, including future acquisitions, and to provide funds for the payment of dividends. To date, Nodak Insurance has not paid any dividends. We will receive dividends from Nodak Insurance only after all of Nodak Insurance’s obligations and regulatory requirements with the North Dakota Insurance Department have been satisfied. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. If Nodak Insurance and our other subsidiaries are not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements.

We are an EGC as defined by the JOBS Act. For as long as we continue to be an EGC, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation. In addition, Section 107(b) of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Exchange Act for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt in” to such extended transition period election under Section 107(b). Therefore, we are electing to delay adoption of certain new or revised accounting standards, and as a result, we may choose to not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. See Note 4 to our Consolidated Financial Statements for more information regarding new or revised accounting standards.

We could be an EGC for up to five years, which such fifth anniversary will occur in 2022. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an EGC prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters is located at 1101 First Avenue North, Fargo, North Dakota, which is also the headquarters of Nodak Insurance. Nodak Insurance owns this building and leases a portion of the building to the North Dakota Farm Bureau and to AFBIS.

Battle Creek owns the building in which its offices are located at 603 South Preece Street, Battle Creek, Nebraska. Primero owns the building at 2640 South Jones Blvd, Suite 2, Las Vegas, Nevada, and Tri-State Ltd. leases the building at 506 5th Street, Spearfish, South Dakota. Primero employees at these two locations administer the non-standard auto business. We believe that the offices currently occupied by each of our subsidiaries are sufficient for their needs and any expected growth in the near future.

Item 3.	Legal Proceedings

We are party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of March 2, 2018, there were 693 shareholders of record for the Company’s common stock. The closing price of our common stock on the NASDAQ on March 2, 2018 was $16.44.

The following table sets forth the high and low intraday sales prices per share of the Company’s common shares as reported by the NASDAQ for the periods indicated:

Year Ended December 31, 2017	High	Low
First quarter (since March 16, 2017) (1)	$15.00	$14.00
Second quarter	18.80	14.82
Third quarter	18.20	15.81
Fourth quarter	18.62	16.09

(1) Our common stock did not trade publicly prior to March 16, 2017.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the date of the initial public offering of our common stock) through December 31, 2017, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the SNL US Insurance P&C Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017 and that all dividends were reinvested.

Dividend Policy

Our Board of Directors continues to evaluate a potential policy of paying regular cash dividends, but has not decided on the amounts that may be paid or when the payments may occur. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, income tax considerations, capital requirements, industry standards, and economic conditions. The regulatory restrictions that affect the payment of dividends by Nodak Insurance to us as discussed below will also be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

If we pay dividends to our shareholders, we also will be required to pay dividends to Nodak Mutual Group, unless Nodak Mutual Group elects to waive the receipt of dividends. Because Nodak Mutual Group has no current plans to utilize any cash dividends that it may receive from us, we anticipate that it will waive its right to receive substantially all of the dividends that are paid to it by us or immediately return substantially all of such funds to us as an equity contribution. Because the Board of Directors of Nodak Mutual Group includes persons who are not members of our Board of Directors, we cannot provide any assurance, however, that they will take such action with respect to every cash dividend that we may declare. If we are unable to obtain a commitment from the Board of Directors of Nodak Mutual Group that it will waive its right to receive any cash dividend that we intend to declare or that it will return the funds from such dividend to the Company as an equity contribution, our Board of Directors may decide not to declare a cash dividend.

We will not be subject to regulatory restrictions on the payment of dividends. Our ability to pay dividends, however, may depend, in part, upon our receipt of dividends from Nodak Insurance because we initially will have no source of income other than earnings from the investment of the net proceeds from our IPO that we retain. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance may pay to us.

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2017, the amount available for payment of dividends by Nodak Insurance to us in 2018 without the prior approval of the North Dakota Insurance Department is $15,654. We cannot assure you that the North Dakota Insurance Department would approve the declaration or payment by Nodak Insurance of any dividends in excess of such amount to us. See “Item 1. Business — Regulation.”

Even if we receive any dividends from Nodak Insurance, we may not declare any dividends to our shareholders because of our working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, we will be able to pay our debts in the ordinary course of business and our total assets will exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Use of Proceeds from Initial Public Offering

On January 17, 2017, the SEC declared effective our registration statement on Form S-1 registering our common stock. On March 13, 2017, the Company completed the initial public offering of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. Griffin Financial Group, LLC acted as our placement agent in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 17, 2017.

Issuer Stock Purchases

The Company had no common shares outstanding during 2016 and 2015.

During 2017, our Board of Directors approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We purchased 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017.

Item 6.	Selected Financial Data

You should read the selected financial data set forth below in conjunction with our historical consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

NI Holdings evaluates its operations by monitoring certain key measures of growth and profitability. In addition to GAAP measures, NI Holdings utilizes certain non-GAAP financial measures that it believes are valuable in managing its business and for providing comparisons to its peers.

These historical results are not necessarily indicative of future results, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year.

NI Holdings, Inc.

Three-Year Summary of Selected Financial Data

	Year Ended December 31,
	2017	2016		2015
Sales:
Direct premiums written	$195,238		$180,870		$172,775
Net premiums written	185,281		156,713		143,065

Revenues:
Net premiums earned	$179,464		$152,756		$139,473
Fee and other income	1,648		1,666		1,854
Net investment income	5,031		3,644		3,571
Net realized capital gain on investments	2,997		5,681		823
Total revenue	189,140		163,747		145,721

Components of net income:
Net premiums earned	$179,464		$152,756		$139,473
Losses and loss adjustment expenses	122,711		118,508		83,876
Amortization of deferred policy acquisition costs and other underwriting and general expenses	44,423		39,122		35,972
Underwriting gain (loss)	12,330		(4,874)		19,625
Fee and other income	1,648		1,666		1,854
Net investment income	5,031		3,644		3,571
Net realized capital gain on investments	2,997		5,681		823
Income before income taxes	22,006		6,117		25,873
Income taxes	6,394		1,479		8,288
Net income	$15,612		$4,638		$17,585

Earnings per share:
Basic	$0.71	$	n/a	$	n/a
Diluted	$0.71	$	n/a	$	n/a
Share data:
Weighted average shares outstanding used in basic per share calculations	22,512,401		n/a		n/a
Plus: Dilutive securities	228		n/a		n/a
Weighted average shares used in diluted per share calculations	22,512,629		n/a		n/a

	December 31,
	2017	2016		2015
Assets:
Cash and investments	$313,885		$207,677		$197,793
Premiums and agents’ balances receivable	25,632		21,986		20,039
Deferred policy acquisition costs	8,859		8,942		8,444
Other assets	28,612		40,098		32,348
Total assets	$376,988		$278,703		$258,624

Liabilities:
Unpaid losses and loss adjustment expenses	$45,890		$59,632		$45,342
Unearned premiums	63,262		57,445		53,487
Other liabilities	12,263		8,208		9,877
Total liabilities	121,415		125,285		108,706

Equity	255,573		153,418		149,918
Total liabilities and equity	$376,988		$278,703		$258,624

Per share data:
Total book value per basic share	$11.44	$	n/a	$	n/a

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts, except per share amounts, are in thousands.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers limited nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Nodak Insurance and Battle Creek are rated by “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated “A-” and Primero is unrated.

American West is a wholly-owned subsidiary of Nodak Insurance, and Primero is an indirect wholly-owned subsidiary of Nodak Insurance. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements set forth herein include the consolidated financial results of NI Holdings and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero and its affiliate Battle Creek.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. We believe that the market is in a “firming” phase in response to higher frequency and severity of weather-related events in our markets as well as the rest of the world.

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

Principal Revenue Items

NI Holdings derives its revenue primarily from premiums earned, net investment income, and net realized capital gain (loss) on investments.

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

Net investment income and net realized capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and LAE) in cash, cash equivalents, equities, and fixed income securities. Investment income includes interest and dividends earned on invested assets. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of other-than-temporary impairments or sold for an amount less than their cost or amortized cost, as applicable. The Company’s portfolio of investments is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

NI Holdings’ expenses consist primarily of loss and LAE, amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

Loss and Loss Adjustment Expenses

Loss and LAE represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending, and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and other underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses and other underwriting and general expenses. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Other underwriting and general expenses consist of salaries, professional fees, office supplies, depreciation, and all other operating expenses not otherwise classified separately, as well as payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data.

Income taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At December 31, 2017, 2016 and 2015, NI Holdings had recorded valuation allowances with respect to its deferred income tax assets of $628, $1,022, and $1,084, respectively. The effect of a change in tax rates is recognized in the period of the enactment date, which is the primary reason for the change in valuation allowance in 2017, as a result of the TCJA enacted on December 22, 2017.

Key Financial Measures

NI Holdings evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing its financial performance based on results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), NI Holdings utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and which it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, return on average equity, and risk-based capital.

NI Holdings measures growth by monitoring changes in gross premiums written and net premiums written. The Company measures underwriting profitability by examining its loss and LAE ratio, expense ratio, and combined ratio. It also measures profitability by examining underwriting gain (loss), net income (loss), and return on average equity.

Loss and LAE ratio

The loss and LAE ratio is the ratio (expressed as a percentage) of losses and LAE incurred to premiums earned. NI Holdings measures the loss and LAE ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures loss and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and LAE for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other underwriting and general expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting, and administering the Company’s insurance business.

Combined ratio

The Company’s combined ratio is the sum of the loss and LAE ratio and the expense ratio, and measures its overall underwriting gain. If the combined ratio is below 100%, NI Holdings is making an underwriting gain. If its combined ratio is at or above 100%, it is not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. The ratio is designed to measure the ability of the Company to absorb above-average losses and the Company’s financial strength. In general, a low premium to surplus ratio is considered a sign of financial strength because the Company is theoretically using its capacity to write more policies. Statutory surplus is determined using accounting principles prescribed or permitted by the insurance subsidiaries’ state of domicile and differs from GAAP equity.

Underwriting gain (loss)

Underwriting gain (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting loss and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these items is presented as a caption in the Company’s Consolidated Statements of Operations.

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and uses return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. NI Holdings is required to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related footnotes. NI Holdings evaluates these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that it believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions and that reported results of operations would not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. NI Holdings believes the following policies are the most sensitive to estimates and judgments.

Unpaid Losses and Loss Adjustment Expenses

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

When a claim is reported to NI Holdings, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits and some property and casualty claims may take years to resolve, especially if legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

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

The Company estimates multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be reasonably accurate indicators of the Company’s anticipated losses for this line of business.

NI Holdings utilizes an independent actuary to assist with the estimation of its liability for losses and LAE. This actuary prepares estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date based on established actuarial methods described below. The Company then reduces the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses would vary depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the Consolidated Financial Statements.

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

Paid and Case Incurred Loss Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred loss or LAE at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop estimated ultimate losses or LAE. Ultimate losses or LAE are then selected for each accident year from the various methods employed.

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

Changes in liability law and public attitudes regarding damage awards

Laws governing liability claims and judicial interpretations thereof can change over time, which can expand the scope of coverage anticipated by insurers when initially establishing reserves for claims. In addition, public attitudes regarding damage awards can result in judges and juries granting higher recoveries for damages than expected by claims personnel when claims are presented. In addition, these changes can result in both increased claim frequency and severity, as both plaintiffs and their legal counsel perceive the opportunity for higher damage awards. Reserves established for claims that occurred in prior years would not have anticipated these legal changes and, therefore, could prove to be inadequate for the ultimate losses paid by the Company, causing the Company to experience adverse development and higher loss payments in future years.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe (as in the case of Hurricane Katrina) has an impact on not only the availability and cost of building materials such as roofing and other such materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves.

Actual settlement experience differs from historical data trends

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

Change in Reporting Lag

As discussed above, NI Holdings and its actuary utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience an unexpected delay in reporting time (claims are slower to be reported than in the past), our actuary or we may underestimate the anticipated number of future claims, which could cause the ultimate loss we may experience to be underestimated. A lag in reporting may be caused by changes in how claims are reported (online vs. through company personnel), the type of business or lines of business the Company is writing, the Company’s distribution system (direct writer, independent agent, or captive agent), and geographic area where the Company chooses to insure risk.

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

Year-End Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid loss and LAE are summarized below:

	December 31,
	2017	2016	2015
Case reserves	$29,376	$42,081	$31,038
IBNR reserves	12,386	10,359	9,195
Net unpaid losses and LAE	41,762	52,440	40,233
Reinsurance recoverables on losses	4,128	7,192	5,109
Liability for unpaid losses and LAE	$45,890	$59,632	$45,342

The following tables provides case and IBNR reserves for unpaid losses and LAE by segment.

As of December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,008	$4,107	$17,115
Non-standard auto	5,186	624	5,810
Home and farm	6,667	2,394	9,061
Crop	997	22	1,019
All other	3,518	5,239	8,757
Net unpaid losses and LAE	$29,376	$12,386	$41,762
Reinsurance recoverables on losses	3,171	957	4,128
Liability for unpaid losses and LAE	$32,547	$13,343	$45,890

As of December 31, 2016
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$19,767	$3,904	$23,671
Non-standard auto	5,209	724	5,933
Home and farm	9,533	2,105	11,638
Crop	3,607	84	3,691
All other	3,965	3,542	7,507
Net unpaid losses and LAE	$42,081	$10,359	$52,440
Reinsurance recoverables on losses	6,286	906	7,192
Liability for unpaid losses and LAE	$48,367	$11,265	$59,632

As of December 31, 2015
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$16,671	$2,862	$19,533
Non-standard auto	5,080	600	5,680
Home and farm	6,008	1,751	7,759
Crop	914	24	938
All other	2,365	3,958	6,323
Net unpaid losses and LAE	$31,038	$9,195	$40,233
Reinsurance recoverables on losses	3,782	1,327	5,109
Liability for unpaid losses and LAE	$34,820	$10,522	$45,342

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might affect the Company’s results of operations.

Total Reserves

As of December 31, 2017, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after income taxes of 21% would be approximately $330.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after income taxes of 21% resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2017. A change in inflation may or may not fully affect loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(395)
1%	$401
3%	$1,219
5%	$2,062

Inflation includes actual inflation as well as social inflation that includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that affect the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after income taxes of 21%, which results from various changes to the level of case reserves as of December 31, 2017. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$(2,575)
-5%	$(1,287)
-2%	$(515)
+2%	$515
+5%	$1,287
+10%	$2,575

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the Company’s investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or an other-than-temporarily impairment is recognized.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to fixed income securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost or amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other than temporary. If NI Holdings identifies that an other-than-temporary impairment loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates that generally translate, respectively, into decreases and increases in fair values of fixed income investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

For the year ended December 31, 2017, NI Holdings’ investment portfolio experienced a change in net unrealized gains of $4,697. The overall portfolio experienced increased in unrealized gains, with gains increasing in both fixed income and equity securities.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2016, NI Holdings recognized no other-than-temporary impairments of its investment securities. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

For more information on the Company’s investments, see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.

Fair Value Measurements

NI Holdings uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, NI Holdings may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Accounting guidance on fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

Level I:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level II:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level II includes fixed income securities with quoted prices that are traded less frequently then exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value fixed income securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level III:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

NI Holdings bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of NI Holdings or other third parties, are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that NI Holdings could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Should the independent pricing service be unable to provide a fair value estimate, NI Holdings would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer would provide a fair value for a fixed income security, NI Holdings would use that estimate. In instances where NI Holdings would be able to obtain fair value estimates from more than one broker-dealer, the Company would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, NI Holdings would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, NI Holdings classifies such a security as a Level III investment.

The fair value estimates of NI Holdings’ investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies for the years ended December 31, 2017 and 2016, and no adjustments were made to the estimates provided by the pricing service for the years ended December 31, 2017 and 2016. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 6 to the Consolidated Financial Statements, included elsewhere in this Report.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2017 and 2016, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	December 31,
	2017	2016
Deferred policy acquisition costs	$8,859	$8,942
Liability for unearned premiums	63,262	57,445

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

Income Taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized.

NI Holdings had gross deferred income tax assets of $4,279 at December 31, 2017 and $6,648 at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. Valuation allowances of $628 and $1,022 had been established at December 31, 2017 and 2016, respectively.

NI Holdings had gross deferred income tax liabilities of $6,190 at December 31, 2017 and $8,541 at December 31, 2016, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

The effect of a change in income tax rates is recognized in the period of the enactment date. The TCJA enacted on December 22, 2017 will change the income tax rate from 35% in 2017 to 21% in 2018 and beyond. Although current income taxes payable for 2017 are not impacted, accounting guidance requires that deferred income tax assets and liabilities are re-valued upon date of enactment with the impact recorded in current year income tax expense. The impact to the Company’s deferred income taxes was to reduce the Company’s net deferred income tax liability by $1,274, which is reflected as a reduction of income tax expense in the Consolidated Statement of Operations for the year ended December 31, 2017.

Accounting guidance provides companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income (“AOCI”) as a result of income tax reform to retained earnings. The Company accumulates unrealized gains on investments in equity with the corresponding income tax effects. The Company has early adopted this guidance on a prospective basis as of December 31, 2017, and elects to reclassify material stranded income tax effects in AOCI to retained earnings using a portfolio method.

As of December 31, 2017, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

Results of Operations

NI Holdings’ results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulatory changes, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

NI Holdings premium levels and underwriting results have been, and will continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive impact on premium growth. The markets that NI Holdings serves are diversified enough such that management must regularly monitor the Company’s performance and competitive position to schedule appropriate rate actions by line of business and geographic market. Current market conditions are neutral reflecting neither a hard nor a soft market.

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres planted and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly affect the reported net premiums earned and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in second quarter, and earned ratably over the period of risk, which extends into fourth quarter. Losses on this business are more heavily concentrated in the second and third quarters.

Premiums in the crop hail insurance business are also generally written in second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Years ended December 31, 2017 and 2016

The consolidated net income for NI Holdings was $15,612 for the year ended December 31, 2017 compared to $4,638 a year ago. The major components of NI Holdings’ operating revenues and net income for the two years were as follows:

	Year Ended December 31,
	2017	2016
Revenues:
Net premiums earned	$179,464	$152,756
Fee and other income	1,648	1,666
Net investment income	5,031	3,644
Net realized capital gain on investments	2,997	5,681
Total revenues	$189,140	$163,747

Components of net income:
Net premiums earned	$179,464	$152,756
Losses and loss adjustment expenses	122,711	118,508
Amortization of deferred policy acquisition costs and other underwriting and general expenses	44,423	39,122
Underwriting gain (loss)	12,330	(4,874)
Fee and other income	1,648	1,666
Net investment income	5,031	3,644
Net realized capital gain on investments	2,997	5,681
Income before income taxes	22,006	6,117
Income taxes	6,394	1,479
Net income	$15,612	$4,638

Net Premiums Earned

NI Holdings’ net premiums earned for the year ended December 31, 2017 increased 17.5% to $179,464 compared to $152,756 for the year ended December 31, 2016.

	Year Ended December 31,
	2017	2016
Net premiums earned:
Private passenger auto	$55,378	$48,250
Non-standard auto	10,530	10,671
Home and farm	58,395	50,243
Crop	43,826	33,163
All other	11,335	10,429
Total net premiums earned	$179,464	$152,756

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota, and were favorably impacted by lower ceding of premiums due to a higher retention amount in our catastrophe reinsurance program in 2017. Our non-standard auto business was relatively flat year-over-year as rate increases were needed in Nevada to cover the higher losses experienced in this business. Our crop business experienced higher losses in 2017, which reduced the level of premium sharing required with the federal government on relatively flat direct premiums earned.

Losses and LAE

NI Holdings’ net losses and LAE for the year ended December 31, 2017 increased 3.6% to $122,711 compared to $118,508 for the year ended December 31, 2016. The Company’s loss and LAE ratio decreased to 68.4% for 2017, compared to 77.6% for 2016.

	Year Ended December 31,
	2017	2016
Loss and LAE ratio:
Private passenger auto	62.8%	78.5%
Non-standard auto	82.5%	93.4%
Home and farm	68.0%	87.6%
Crop	74.0%	58.4%
All other	62.8%	69.8%
Total loss and LAE ratio	68.4%	77.6%

Our personal lines of business (private passenger auto, home and farm) experienced fewer weather related losses in 2017 compared to 2016, particularly in North Dakota. Our non-standard auto business improved from a year ago as a result of strategic pricing and underwriting actions.

A very dry start to the 2017 growing season increased our loss experience for the multi-peril crop business when compared to prior years. The loss and LAE ratio for the entire year ended December 31, 2017 came in line with average expectations, which provided a normal level of premium retention under the risk-sharing arrangement with the federal government compared to a year ago.

In the all other segment, the assumed reinsurance book of business was adversely impacted by hurricanes Harvey, Irma, and Maria during the third quarter of 2017, and by the California wildfires during the fourth quarter of 2017. This adverse experience was more than offset by improvements in excess liability and commercial multi-peril coverages.

NI Holdings realized favorable development on prior accident years of $10,101 in 2017, compared to $4,756 of favorable development on prior accident years realized in 2016. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $5,301 in 2017, or 13.6%, compared to 2016. Expenses were higher in 2017 due to increased commissions and other policy acquisition costs as a result of increased premiums written. In addition, as a new public company, additional expenses were incurred due to increased salaries, legal and accounting costs, taxes and fees, and holding company costs. The expense ratio of 24.8% for the year ended December 31, 2017 was 0.8% less than the expense ratio in 2016, primarily due to higher net premiums earned in 2017.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2017	2016
Underwriting gain (loss):
Private passenger auto	$3,739	$(3,595)
Non-standard auto	(1,217)	(2,215)
Home and farm	500	(9,582)
Crop	6,959	9,269
All other	2,349	1,249
Total underwriting gain (loss)	$12,330	$(4,874)

The underwriting results for our personal lines of business (private passenger auto, home and farm) improved significantly year-over-year. The year ended December 31, 2016 included a high number of weather related events that generated underwriting losses. Strategic rating and underwriting actions across the personal lines of business, along with an average year of weather related losses, helped to bring those lines back to profitability.

Rate increases and other underwriting actions on our non-standard auto business reduced the underwriting loss considerably from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. Fee income on this business was $1,087 and $1,157 for the years ended December 31, 2017 and 2016, respectively.

The crop insurance business generated a lower underwriting gain for 2017 compared to 2016. While loss experience was higher for 2017, premium retention under the risk-sharing arrangement with the federal government was also higher to offset most of the increased loss experience.

Underwriting results for the all other segment increased in 2017 due to improvements in the commercial multi-peril and excess liability businesses, partially offset by the impacts of the hurricane and wildfire activity in our assumed reinsurance business.

Fee and Other Income

NI Holdings had fee and other income of $1,648 for the year ended December 31, 2017, compared to $1,666 for the year ended December 31, 2016. The majority of fee income is attributable to the non-standard auto insurance business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2017	2016
Average cash and invested assets	$260,781	$202,735
Net investment income	$5,031	$3,644
Return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $1,387 for the year ended December 31, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and invested assets increased to $313,885 at December 31, 2017 from $207,677 at December 31, 2016, primarily as a result of the proceeds from the Company’s IPO. The weighted average yield on invested assets rose slightly to 1.9% in 2017 from 1.8% in 2016.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $2,997 for the year ended December 31, 2017, compared to $5,681 for the year ended December 31, 2016. The Company recorded other-than-temporary impairments of $330 in the year ended December 31, 2017, and no other-than-temporary impairments in the year ended December 31, 2016.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. At December 31, 2016, the Company had net unrealized gains on fixed income securities of $1,210 and net unrealized gains on equity securities of $14,406.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that it will not recover the entire amortized cost basis.

Income before Income Taxes

For the year ended December 31, 2017, NI Holdings had pre-tax income of $22,006 compared to pre-tax income of $6,117 for the year ended December 31, 2016. The increase in pre-tax income was largely attributable to the decrease in losses and LAE on the private passenger auto and home and farm lines of business when compared to the higher level of weather related losses in 2016.

Income Taxes

NI Holdings recorded income tax expense of $6,394 for the year ended December 31, 2017, compared to $1,479 of income tax expense for the year ended December 31, 2016.

Income tax expense for 2017 included a reduction of $1,274 to income tax expense due to a new corporate income tax rate of 21% for tax years 2018 and beyond, enacted on December 22, 2017. Accounting guidance requires that companies re-measure existing deferred tax assets (including loss carryforwards) and liabilities and record an offset for the net amount as a component of income tax expense from continuing operations in the period of enactment. Any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforward should also be reflected as a component of income tax expense from continuing operations. In addition, the valuation allowance against certain deferred income tax assets decreased by $394 to $628 at December 31, 2017 from $1,022 at December 31, 2016.

Our effective tax rate for 2017 was 29.1% compared to an effective tax rate of 24.2% for 2016. The increase in the effective tax rate was the result of a lesser impact of comparable permanent tax adjustments realized on a higher income before income taxes amount for 2017.

Net Income

For the year ended December 31, 2017, NI Holdings had net income after non-controlling interest of $15,991 compared to net income after non-controlling interest of $4,551 for 2016. This increase in net income was primarily attributable to decreased losses and LAE in the Company’s private passenger auto and home and farm lines of business, when compared to a higher level of weather related losses in 2016.

Return on Average Equity

For the year ended December 31, 2017, NI Holdings had annualized return on average equity, after non-controlling interest, of 7.9% compared to annualized return on average equity, after non-controlling interest, of 3.1% for the year ended December 31, 2016. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the year.

Years ended December 31, 2016 and 2015

The major components of NI Holdings’ operating revenues and net income are as follows:

	Year Ended December 31,
	2016	2015
Revenues:
Net premiums earned	$152,756	$139,473
Fee and other income	1,666	1,854
Net investment income	3,644	3,571
Net realized capital gain on investments	5,681	823
Total revenues	$163,747	$145,721

Components of net income:
Net premiums earned	$152,756	$139,473
Losses and loss adjustment expenses	118,508	83,876
Amortization of deferred policy acquisition costs and other underwriting and general expenses	39,122	35,972
Underwriting (loss) gain	(4,874)	19,625
Fee and other income	1,666	1,854
Net investment income	3,644	3,571
Net realized capital gain on investments	5,681	823
Income before income taxes	6,117	25,873
Income taxes	1,479	8,288
Net income	$4,638	$17,585

Net Premiums Earned

NI Holdings’ net premiums earned increased 9.5% to $152,756 for the year ended December 31, 2016 compared to $139,473 for the year ended December 31, 2015.

	Year Ended December 31,
	2016	2015
Net premiums earned:
Private passenger auto	$48,250	$43,985
Non-standard auto	10,671	11,373
Home and farm	50,243	48,432
Crop	33,163	25,713
All other	10,429	9,970
Total net premiums earned	$152,756	$139,473

Our personal lines of business (private passenger auto, home and farm) grew modestly in 2016, while our non-standard auto business declined slightly. Loss experience in our crop business was extremely favorable in 2015, resulting in a very high level of premiums ceded to the federal government. Loss experience in 2016 was again favorable, but not as favorable as 2015 so premiums ceded were less than a year ago.

Losses and LAE

NI Holdings’ net losses and LAE for the year ended December 31, 2016 increased 41.3% to $118,508 compared to $83,876 for the year ended December 31, 2015. The Company’s loss and LAE ratio increased to 77.6% for 2016, compared to 60.1% for 2015.

	Year Ended December 31,
	2016	2015
Loss and LAE ratio:
Private passenger auto	78.5%	67.5%
Non-standard auto	93.4%	87.5%
Home and farm	87.6%	63.8%
Crop	58.4%	42.9%
All other	69.8%	23.4%
Total loss and LAE ratio	77.6%	60.1%

Our personal lines of business (private passenger auto, home and farm) experienced a very high number of weather related losses in 2016 compared to 2015, particularly in North Dakota. Our non-standard auto business deteriorated due to higher frequency and severity of losses.

The loss experience in our crop business was favorable in 2016, although not as favorable as in 2015. The favorable loss and LAE ratios resulted in lower levels of premium retention under the risk-sharing arrangement with the federal government.

In the all other segment, the assumed reinsurance book of business was adversely impacted by Canadian wildfires during the second quarter of 2016.

NI Holdings realized favorable development on prior accident years of $4,756 in 2016, compared to $8,888 of favorable development on prior accident years realized in 2015. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $3,150 in 2016, or 8.8% higher than in 2015. This increase is due to an increase of $1,802 in amortization of deferred policy acquisition costs and an increase of $1,348 in other underwriting and general expenses.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2016	2015
Underwriting gain (loss):
Private passenger auto	$(3,595)	$1,553
Non-standard auto	(2,215)	(1,251)
Home and farm	(9,582)	2,674
Crop	9,269	10,913
All other	1,249	5,736
Total underwriting gain (loss)	$(4,874)	$19,625

The underwriting loss for the year ended December 31, 2016 was primarily due to a high number of weather related events that generated underwriting losses in our personal lines of business (private passenger auto, home and farm). Non-standard auto and crop results in 2016 also deteriorated from 2015, although the underwriting gain on crop was still very favorable. The commercial multi-peril and excess liability lines of business within the all other segment experienced increased losses, along with losses from Canadian wildfires in the second quarter of 2016 in our assumed reinsurance book of business.

Fee and Other Income

NI Holdings had fee and other income of $1,666 for the year ended December 31, 2016, compared to $1,854 for the year ended December 31, 2015. Fee income is primarily related to the non-standard auto insurance business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2016	2015
Average cash and invested assets	$202,735	$191,987
Net investment income	$3,644	$3,571
Return on average cash and invested assets	1.8%	1.9%

Investment income, net of investment expense, increased $73 for the year ended December 31, 2016 compared to 2015. This increase is attributable to an increase in invested assets, as cash and invested assets increased to $207,677 at December 31, 2016 from $197,793 at December 31, 2015. This increase more than offset a decrease in the weighted average yield on invested assets to 1.8% in 2016 from 1.9% in 2015 as higher yielding fixed income securities matured and were replaced with lower yielding securities.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $5,681 for the year ended December 31, 2016, compared to $823 for the year ended December 31, 2015. The Company recorded no other-than-temporary impairments in the year ended December 31, 2016, and $139 of other-than-temporary impairments in the year ended December 31, 2015.

NI Holdings’ fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At December 31, 2016, the Company had net unrealized gains on fixed income securities of $1,210 and net unrealized gains on equity securities of $14,406. At December 31, 2015, the Company had net unrealized gains on fixed income securities of $2,092 and net unrealized gains on equity securities of $15,453.

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

Income before Income Taxes

For the year ended December 31, 2016, NI Holdings had pre-tax income of $6,117 compared to pre-tax income of $25,873 for the year ended December 31, 2015. The decrease in pre-tax income was largely attributable to the increase in losses and LAE on the private passenger auto and home and farm lines of business due to a higher number of weather related losses in 2016.

Income Taxes

NI Holdings recorded income tax expense of $1,479 for the year ended December 31, 2016, compared to $8,288 of income tax expense for the year ended December 31, 2015. Our effective tax rate for 2016 was 24.2% compared to an effective tax rate of 32.0% for 2015. The decrease in the effective tax rate was the result of a greater impact of comparable permanent tax adjustments realized on a lower income before income taxes amount for 2016.

Net Income

For the year ended December 31, 2016, NI Holdings had net income after non-controlling interest of $4,551 compared to net income after non-controlling interest of $17,456 for 2015. This decrease in net income was primarily attributable to increased losses and LAE in the company’s private passenger auto and home and farm lines of business, due to a higher number of weather related losses in 2016.

Return on Average Equity

For the year ended December 31, 2016, NI Holdings had annualized return on average equity, after non-controlling interest, of 3.1% compared to annualized return on average equity, after non-controlling interest, of 12.2% for the year ended December 31,

2015. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the year.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	December 31,
	2017	2016
Assets
Cash and investments	$313,885	$207,677
Premiums and agents’ balances receivable	25,632	21,986
Deferred policy acquisition costs	8,859	8,942
Other assets	28,612	40,098
Total assets	$376,988	278,703

Liabilities
Unpaid losses and loss adjustment expenses	$45,890	$59,632
Unearned premiums	63,262	57,445
Other liabilities	12,263	8,208
Total liabilities	121,415	125,285

Equity	255,573	153,418
Total liabilities and equity	$376,988	$278,703

At December 31, 2017, NI Holdings had total assets of $376,988, an increase of $98,285, or 35.3% over amounts reported at December 31, 2016. The increase was primarily attributable to net proceeds of $93,145 from issuance of NI Holdings common stock on March 13, 2017.

At December 31, 2017, total liabilities were $121,415, a decrease of $3,870, or 3.1% over amounts reported at December 31, 2016. The decrease was primarily due to lower levels of unpaid losses and loss adjustment expenses offset by higher levels of unearned premiums. Unpaid losses and loss adjustment expenses decreased due to lower levels of open case claims, partially offset by higher IBNR on our assumed reinsurance business. Unearned premiums increased from a year ago, reflecting the increase in direct premiums written in our private passenger auto and home and farm lines of business.

Total equity increased by $102,155, or 66.6% from December 31, 2016 to December 31, 2017. The increase in equity primarily reflects net proceeds of $93,145 from the issuance of NI Holdings common stock and net income of $15,612 for the year ended December 31, 2017, partially offset by the purchase of treasury stock of $8,037.

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

NI Holdings’ philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$18,425	$7,307	$17,177
Cash flows (used in) investing activities	(91,857)	(3,510)	(24,385)
Cash flows provided by financing activities	82,708	0	0
Net increase (decrease) in cash and cash equivalents	$9,276	$3,797	$(7,208)

For the year ended December 31, 2017, net cash provided by operating activities totaled $18,425 compared to $7,307 for the year ended December 31, 2016. The Company reduced its levels of reinsurance receivables and collected more unearned premiums for the year ended December 31, 2017 compared to the year ended December 31, 2016, while net income increased significantly from 2016. Net cash used in investing activities totaled $91,857 for the year ended December 31, 2017, compared to net cash used of $3,510 in the year ended December 31, 2016, primarily reflecting the opportunity to invest the proceeds from the common stock offering in longer-term investments in 2017. Net cash provided by financing activities of $82,708 for the year ended December 31, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the repurchase of treasury stock for $8,037.

For the year ended December 31, 2016, cash flows from operating activities totaled $7,307 compared to $17,177 for the year ended December 31, 2015. This decrease in cash flows from operating activities was primarily due to the increase in loss payments to insureds. Cash flows used in investing activities totaled $3,510 for the year ended December 31, 2016, compared to $24,385 in 2015, primarily reflecting the demand for cash due to higher weather related losses in 2016.

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

The amount available for payment of dividends from Nodak Insurance after the conversion without the prior approval of the North Dakota Insurance Department is $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the year ended December 31, 2017.

As a public company, NI Holdings is subject to the proxy solicitation, periodic reporting, insider trading, and other requirements of the Exchange Act and to most of the provisions of SOX. As a result, NI Holdings anticipates incurring higher levels of expenses related to accounting and legal services that will be necessary to comply with such requirements.

Contractual Obligations Table

The following table summarizes, as of December 31, 2017, NI Holdings’ future payments and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Estimated gross loss & LAE payments	$45,890	$29,055	$12,389	$3,598	$848
Operating lease obligations	30	30	—	—	—
Total	$45,920	$29,085	$12,389	$3,598	$848

The timing of the amounts of the gross loss and LAE payments is an estimate based on historical experience and the expectations of future payment patterns. The actual timing and amounts of these payments in the future may vary from the amounts stated above.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. NI Holdings has exposure to three principal types of market risk through its investment activities: interest rate risk, credit risk, and equity risk. NI Holdings’ primary market risk exposure is to changes in interest rates. NI Holdings has not entered, and does not plan to enter, into any derivative financial instruments for hedging, trading, or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. NI Holdings’ exposure to interest rate changes primarily results from its significant holdings of fixed income securities. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The portfolio duration of the fixed income securities in NI Holdings’ investment portfolio at December 31, 2017, was 3.99 years. The Company’s fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. NI Holdings carries these investments as available for sale. This allows the Company to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management and Board of Directors and consultation with our outside investment manager.

Fluctuations in near-term interest rates could have an impact on NI Holdings’ results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. If NI Holdings is required to sell these securities in a rising interest rate environment, it may recognize investment losses.

As a general matter, NI Holdings attempts to match the durations of its assets with the durations of its liabilities. The Company’s investment objectives include maintaining adequate liquidity to meet its operational needs, optimizing its after-tax investment income, and its after-tax total return, all of which are subject to NI Holdings’ tolerance for risk.

The table below shows the interest rate sensitivity of NI Holdings’ fixed income securities measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2017:

Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(19,088)	$217,449
100 basis point increase	$(9,599)	$226,938
No change	$—	$236,537
100 basis point decrease	$9,396	$245,933
200 basis point decrease	$18,598	$255,135

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. NI Holdings addresses this risk by investing primarily in fixed income securities that are rated at least investment grade by Moody’s or an equivalent rating quality. NI Holdings also independently, and through its outside investment manager, monitors the financial condition of all of the issuers of fixed income securities in the portfolio. To limit its exposure to risk, the Company employs diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that NI Holdings will incur economic losses due to adverse changes in equity prices.

Impact of Inflation

Inflation increases consumers’ needs for property and casualty insurance due to the increase in the value of the property insured and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements, and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. NI Holdings establishes insurance premiums levels before the amount of losses and LAE, or the extent to which inflation may affect these expenses, are known. Therefore, NI Holdings attempts to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of NI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). Our audits also included the financial statement schedule listed in the Table of Contents at Item 15(a)(2). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of NI Holdings, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since February 2016.

/s/ Mazars USA LLP

Fort Washington, Pennsylvania

March 7, 2018

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

(dollar amounts in thousands, except par value)

	2017	2016
Assets:
Cash and cash equivalents	$27,594	$18,318
Fixed income securities, at fair value	236,758	161,470
Equity securities, at fair value	47,561	25,917
Other investments	1,972	1,972
Total cash and investments	313,885	207,677

Premiums and agents' balances receivable	25,632	21,986
Deferred policy acquisition costs	8,859	8,942
Reinsurance recoverables on losses	4,128	7,192
Accrued investment income	1,996	1,431
Property and equipment	5,877	4,819
Receivable from Federal Crop Insurance Corporation	10,501	16,761
Goodwill	2,628	2,628
Federal income tax recoverable	—	2,933
Other assets	3,482	4,334
Total assets	$376,988	$278,703

Liabilities:
Unpaid losses and loss adjustment expenses	$45,890	$59,632
Unearned premiums	63,262	57,445
Reinsurance payable	428	39
Federal income tax payable	991	—
Deferred income taxes, net	2,539	2,915
Accrued expenses and other liabilities	8,305	5,254
Commitments and contingencies	—	—
Total liabilities	121,415	125,285

Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 2017 - 23,000,000 shares, 2016 – none; and outstanding: 2017 – 22,337,644 shares, 2016 - none	230	—
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	93,496	—
Unearned employee stock ownership plan shares	(2,157)	—
Retained earnings	152,865	139,591
Accumulated other comprehensive income, net of income taxes	15,998	10,305
Treasury stock, at cost, 2017 – 446,671 shares, 2016 - none	(8,037)	—
Non-controlling interest	3,178	3,522
Total equity	255,573	153,418

Total liabilities and equity	$376,988	$278,703

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

(dollar amounts in thousands, except per share data)

	2017	2016	2015
Revenues:
Net premiums earned	$179,464	$152,756	$139,473
Fee and other income	1,648	1,666	1,854
Net investment income	5,031	3,644	3,571
Net realized capital gain on investments	2,997	5,681	823
Total revenues	189,140	163,747	145,721

Expenses:
Losses and loss adjustment expenses	122,711	118,508	83,876
Amortization of deferred policy acquisition costs	27,750	20,423	18,621
Other underwriting and general expenses	16,673	18,699	17,351
Total expenses	167,134	157,630	119,848

Income before income taxes	22,006	6,117	25,873
Income taxes	6,394	1,479	8,288
Net income	15,612	4,638	17,585
Net income (loss) attributable to non-controlling interest	(379)	87	129
Net income attributable to NI Holdings, Inc.	$15,991	$4,551	$17,456

Basic earnings per common share	$0.71
Diluted earnings per common share	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(dollar amounts in thousands)

	2017
	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$(379)	$15,991	$15,612
Other comprehensive income, before income taxes:
Holding gains on investments	6	7,623	7,629
Reclassification adjustment for net realized capital loss (gain) included in net income	49	(3,046)	(2,997)
Other comprehensive income, before income taxes	55	4,577	4,632
Income tax (expense) related to items of other comprehensive income	(20)	(1,601)	(1,621)
Other comprehensive income, net of income taxes	35	2,976	3,011
Comprehensive income (loss)	$(344)	$18,967	$18,623

	2016
	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$87	$4,551	$4,638
Other comprehensive income (loss), before income taxes:
Holding gains on investments	68	3,862	3,930
Reclassification adjustment for net realized capital loss (gain) included in net income	10	(5,691)	(5,681)
Other comprehensive income (loss), before income taxes	78	(1,829)	(1,751)
Income tax benefit (expense) related to items of other comprehensive income	(27)	640	613
Other comprehensive income (loss), net of income taxes	51	(1,189)	(1,138)
Comprehensive income	$138	$3,362	$3,500

	2015
	Attributable to Non-Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$129	$17,456	$17,585
Other comprehensive (loss), before income taxes:
Holding (losses) on investments	(152)	(4,192)	(4,345)
Reclassification adjustment for net realized capital (gain) included in net income	—	(823)	(823)
Other comprehensive (loss), before income taxes	(152)	(5,015)	(5,168)
Income tax benefit related to items of other comprehensive income	53	1,755	1,809
Other comprehensive (loss), net of income taxes	(99)	(3,260)	(3,359)
Comprehensive income	$30	$14,196	$14,226

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statement of Changes in Equity

Years Ended December 31, 2017, 2016 and 2015

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, January 1, 2015	$—	$—	$—	$117,584	$14,754	$—	$3,354	$135,692

Net income	—	—	—	17,456	—	—	129	17,585
Other comprehensive (loss), net of income taxes	—	—	—	—	(3,260)	—	(99)	(3,359)
Balance, December 31, 2015	$—	$—	$—	$135,040	$11,494	$—	$3,384	$149,918

Net income	—	—	—	4,551	—	—	87	4,638
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,189)	—	51	(1,138)
Balance, December 31, 2016	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418

Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income (loss)	—	—	—	15,991	—	—	(379)	15,612
Other comprehensive income, net of income taxes	—	—	—	—	2,976	—	35	3,011
Reclassification of tax effects stranded in AOCI from tax reform	—	—	—	(2,717)	2,717	—	—	—
Share-based compensation	—	423	—	—	—	—	—	423
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Distribution of employee stock ownership plan shares	—	158	243	—	—	—	—	401
Balance, December 31, 2017	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(dollar amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$15,612	$4,638	$17,585
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gain on investments	(2,997)	(5,681)	(823)
Deferred income tax expense	(2,067)	(82)	378
Depreciation of property and equipment	500	441	523
Amortization of intangibles	43	57	52
Distribution of employee stock ownership plan shares	401	—	—
Share-based incentive compensation	423	—	—
Amortization of deferred policy acquisition costs	27,750	20,423	18,621
Deferral of policy acquisition costs	(27,667)	(20,921)	(19,825)
Net amortization of premiums and discounts on investments	1,368	894	616
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(3,646)	(1,947)	(2,501)
Reinsurance recoverables on losses	3,064	(1,921)	1,853
Accrued investment income	(565)	(67)	(169)
Receivable from Federal Crop Insurance Corporation	6,260	(2,759)	2,304
Federal income tax recoverable / payable	3,924	(2,051)	(2,049)
Other assets	506	(902)	673
Unpaid losses and loss adjustment expenses	(13,742)	14,290	(5,176)
Unearned premiums	5,817	3,958	3,592
Reinsurance payable	389	(498)	382
Accrued expenses and other liabilities	3,052	(565)	1,141
Net cash provided by operating activities	18,425	7,307	17,177

Cash flows from investing activities:
Proceeds from sales of fixed income securities	24,584	21,692	13,698
Proceeds from sales of equity securities	11,125	9,084	2,821
Purchases of fixed income securities	(100,896)	(31,188)	(37,033)
Purchases of equity securities	(25,419)	(2,624)	(3,340)
Purchases of property and equipment, net	(1,334)	(548)	(531)
Other	83	74	—
Net cash used in investing activities	(91,857)	(3,510)	(24,385)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,145	—	—
Purchases of treasury stock	(8,037)	—	—
Loan to employee stock ownership plan	(2,400)	—	—
Net cash provided by financing activities	82,708	—	—

Net increase (decrease) in cash and cash equivalents	9,276	3,797	(7,208)

Cash and cash equivalents at beginning of period	18,318	14,521	21,729

Cash and cash equivalents at end of period	$27,594	$18,318	$14,521

The Company paid $4,550, $3,800 and $10,072 in income taxes during 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
(dollar amounts in thousands)

1.       Organization

NI Holdings, Inc. (“NI Holdings”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, Inc., which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

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

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and benefits from a strong marketing affiliation with the North Dakota Farm Bureau Federation (“NDFB”). Nodak Insurance is a leading writer of property and casualty insurance in North Dakota, specializing in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal multi-peril crop insurance coverages.

Nodak Agency, a wholly-owned subsidiary of Nodak Insurance, is an inactive shell corporation.

American West, a wholly-owned subsidiary of Nodak Insurance, is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002, and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota and South Dakota.

Battle Creek is controlled by Nodak Insurance via a surplus note and 100% quota-share agreement. The terms of the surplus note and quota-share agreement allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

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

2.       Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we”, “us”, “our”, or “the Company” as used herein refer to the consolidated entity.

3.       Summary of Significant Accounting Policies

Use of Estimates:

In preparing our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet, and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

We assess our investments in other entities at inception to determine if any meet the qualifications of a VIE. We consider an investment in another company to be a VIE if: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or the rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events, we would reassess our initial determination of whether the investment is a VIE.

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

We control Battle Creek via a 100% quota-share reinsurance agreement between Nodak Insurance and Battle Creek, as well as the ability to control a majority of the Board of Directors of Battle Creek. Through the effects of the 100% quota-share agreement with Battle Creek, we are considered the primary beneficiary of Battle Creek’s operating results excluding net investment income, bad debt expense, and income taxes. Therefore, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in equity in our consolidated balance sheet.

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

We review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other than temporary. Accordingly, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis. For fixed income securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the Consolidated Statements of Operations, but is recognized in other comprehensive income.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $1,972 at both December 31, 2017 and 2016.

Reclassifications:

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 presentation. This includes a change in the Company’s reportable segments. The prior segments were non-standard auto, crop, and other property and casualty. The new segments used throughout this filing are private passenger auto, non-standard auto, home and farm, crop, and all other.

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

Policy Acquisition Costs:

We defer our policy acquisition costs, consisting primarily of commissions, premium taxes, and certain other underwriting costs, reduced by ceding commissions, which vary with and relate directly to the production of business. We amortize these deferred policy acquisition costs over the period in which we earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs we expect to incur as we earn the premium.

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

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported losses and loss adjustment expenses based on historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the absence of significant changes in tort law and the legal environment that may affect liability exposure, the trends in judicial interpretations of insurance coverage and policy provisions, and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodologies, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business, and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent we determine that underlying factors affecting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded.

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

The Company reports tax-related interest and penalties, if any, as part of income tax expense in the year such amounts are determinable.

We account for deferred income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs, and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be reflected as a component of income tax expense from continuing operations.

New accounting guidance also allows companies to reclassify any tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.

Credit Risk:

Our primary investment objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed income securities and, to a lesser extent, short-term investments, is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our investment staff and advisors. We also limit the amount of our total investment portfolio that we invest in any one security.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the years ended December 31, 2017, 2016, and 2015.

Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, is reported separately in the Consolidated Balance Sheet. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill that arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

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

Adopted

On July 1, 2017, the Company early adopted amended guidance from the Financial Accounting Standards Board (the “FASB”) on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 0 to determine if an impairment might exist and Step 1 to determine the amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is also effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities beginning in 2017. The Company has early adopted this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there is no impact to the Company’s financial position or results of operations.

In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the

Consolidated Statement of Cash Flows. All excess income tax benefits and income tax deficiencies should be recognized as income tax expense or benefit in the Consolidated Statement of Operations, instead of affecting additional paid-in-capital on the Consolidated Balance Sheet. These discrete income tax items should be classified along with other income tax cash flows as an operating activity on the Consolidated Statement of Cash Flows. In addition, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. This guidance is effective for annual periods beginning after December 15, 2016 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities in any period. An entity that elects early adoption must adopt all amendments in the same period. Amendments requiring recognition of excess income tax benefits and income tax deficiencies in the Consolidated Statement of Operations should be applied prospectively. The Company has early adopted this guidance on a prospective basis for the year ended December 31, 2017. At the date of adoption, there is a minimal impact to the computation of diluted earnings per share, but no impact to the Company’s financial position or results of operations.

In February 2018, the FASB issued new guidance to provide companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income as a result of income tax reform to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. In the period of adoption, an entity would be able to choose whether to apply the amendments retrospectively or in the period of adoption. The Company has elected to early adopt this guidance on a prospective basis, resulting in a $2,717 reclassification of stranded income tax effects from accumulated other comprehensive income to retained earnings within the Equity section of the Consolidated Balance Sheet as of December 31, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows.

Not Yet Adopted

In May 2014, the FASB issued guidance that establishes the manner in which an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The Company has reviewed its sources of revenues, and has determined that no material revenues are derived from non-insurance contracts and thus subject to the new revenue recognition guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities. We currently believe that this guidance will have no impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued amended guidance that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The amended guidance also simplifies the impairment assessment of equity securities without readily determinable fair values by requiring entities to perform a qualitative assessment to identify impairment. The FASB issued other disclosure and presentation improvements related to financial instruments within the guidance. The amended guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all non-public entities as of the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the requirements of this amended measurement and classification of financial instruments guidance and the potential impact on our financial position, results of operations, and cash flows.

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

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public business entities that are SEC filers. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

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

5.       Investments

The amortized cost and estimated fair value of investment securities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$175	$(57)	$9,649
Obligations of states and political subdivisions	81,741	1,171	(317)	82,595
Corporate securities	88,474	1,197	(220)	89,451
Residential mortgage-backed securities	28,557	124	(157)	28,524
Commercial mortgage-backed securities	11,228	61	(119)	11,170
Asset-backed securities	15,447	10	(88)	15,369
Total fixed income securities	234,978	2,738	(958)	236,758

Equity securities:
Basic materials	768	124	—	892
Communications	3,027	1,449	(154)	4,322
Consumer, cyclical	5,303	4,156	(120)	9,339
Consumer, non-cyclical	7,090	3,940	(125)	10,905
Energy	2,003	272	(44)	2,231
Financial	2,007	410	—	2,417
Industrial	5,038	4,167	—	9,205
Technology	3,792	4,668	(210)	8,250
Total equity securities	29,028	19,186	(653)	47,561
Total investments	$264,006	$21,924	$(1,611)	$284,319

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$5,834	$260	$(44)	$6,050
Obligations of states and political subdivisions	68,915	882	(401)	69,396
Corporate securities	50,610	1,028	(468)	51,170
Residential mortgage-backed securities	22,750	102	(215)	22,637
Commercial mortgage-backed securities	8,033	104	(41)	8,096
Asset-backed securities	4,118	17	(14)	4,121
Total fixed income securities	160,260	2,393	(1,183)	161,470

Equity securities:
Basic materials	90	13	(1)	102
Communications	1,307	1,601	(81)	2,827
Consumer, cyclical	1,665	3,646	(50)	5,261
Consumer, non-cyclical	2,015	2,411	(208)	4,218
Energy	1,053	234	—	1,287
Financial	314	277	—	591
Industrial	2,251	2,766	—	5,017
Technology	2,816	3,855	(57)	6,614
Total equity securities	11,511	14,803	(397)	25,917
Total investments	$171,771	$17,196	$(1,580)	$187,387

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,761	$12,766
After one year through five years	86,830	87,642
After five years through ten years	69,586	70,680
After ten years	10,569	10,607
Mortgage / asset-backed securities	55,232	55,063
Total fixed income securities	$234,978	$236,758

	December 31, 2016
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,935	$11,069
After one year through five years	45,904	46,891
After five years through ten years	55,430	55,619
After ten years	13,090	13,037
Mortgage / asset-backed securities	34,901	34,854
Total fixed income securities	$160,260	$161,470

Fixed income securities with a fair value of $3,493 at December 31, 2017 and $3,530 at December 31, 2016 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	December 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$6,442	$(54)	$497	$(3)	$6,939	$(57)
Obligations of states and political subdivisions	28,219	(251)	3,593	(66)	31,812	(317)
Corporate securities	39,025	(201)	1,195	(19)	40,220	(220)
Residential mortgage-backed securities	7,573	(40)	7,248	(117)	14,821	(157)
Commercial mortgage-backed securities	4,652	(64)	1,643	(55)	6,295	(119)
Asset-backed securities	13,386	(80)	781	(8)	14,167	(88)
Total fixed income securities	99,297	(690)	14,957	(268)	114,254	(958)

Equity securities:
Communications	840	(48)	107	(106)	947	(154)
Consumer, cyclical	898	(116)	214	(4)	1,112	(120)
Consumer, non-cyclical	1,894	(125)	—	—	1,894	(125)
Energy	243	(44)	—	—	243	(44)
Technology	634	(120)	152	(90)	786	(210)
Total equity securities	4,509	(453)	473	(200)	4,982	(653)
Total investments	$103,806	$(1,143)	$15,430	$(468)	$119,236	$(1,611)

	December 31, 2016
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,750	$(44)	$—	$—	$2,750	$(44)
Obligations of states and political subdivisions	16,559	(396)	245	(5)	16,804	(401)
Corporate securities	13,479	(175)	2,006	(293)	15,485	(468)
Residential mortgage-backed securities	15,692	(215)	—	—	15,692	(215)
Commercial mortgage-backed securities	2,513	(41)	—	—	2,513	(41)
Asset-backed securities	2,291	(14)	—	—	2,291	(14)
Total fixed income securities	53,284	(885)	2,251	(298)	55,535	(1,183)

Equity securities:
Basic materials	32	(1)	—	—	32	(1)
Communications	167	(81)	—	—	167	(81)
Consumer, cyclical	63	(5)	174	(45)	237	(50)
Consumer, non-cyclical	239	(208)	—	—	239	(208)
Technology	543	(57)	—	—	543	(57)
Total equity securities	1,044	(352)	174	(45)	1,218	(397)
Total investments	$54,328	$(1,237)	$2,425	$(343)	$56,753	$(1,580)

Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the cost of the securities is written down to fair value and the previously unrealized loss is therefore reflected as a realized capital loss on investment.

The Company recorded impairments of $330 in the year ended December 31, 2017. The Company did not record any impairments in 2016 and recorded $139 of impairments in 2015.

As of December 31, 2017, we held 196 fixed income securities with unrealized losses. As of December 31, 2016, we held 129 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly-amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities that had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Fixed income securities	$6,067	$4,709	$4,420
Equity securities	650	376	368
Real estate	352	311	293
Cash and cash equivalents	—	64	98
Total gross investment income	7,069	5,460	5,179
Investment expenses	2,038	1,816	1,608
Net investment income	$5,031	$3,644	$3,571

Net realized capital gain on investments consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Gross realized gains	$3,615	$6,098	$1,328
Gross realized losses, excluding other-than-temporary impairment losses	(288)	(417)	(366)
Other-than-temporary impairment losses	(330)	—	(139)
Net realized capital gain on investments	$2,997	$5,681	$823

6.       Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at December 31, 2017 and 2016 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at December 31, 2017 or 2016.

The following tables set forth our assets that are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$9,649	$—	$9,649	$—
Obligations of states and political subdivisions	82,595	—	82,595	—
Corporate securities	89,451	—	89,451	—
Residential mortgage-backed securities	28,524	—	28,524	—
Commercial mortgage-backed securities	11,170	—	11,170	—
Asset-backed securities	15,369	—	15,369	—
Total fixed income securities	236,758	—	236,758	—

Equity securities:
Basic materials	892	892	—	—
Communications	4,322	4,322	—	—
Consumer, cyclical	9,339	9,339	—	—
Consumer, non-cyclical	10,905	10,905	—	—
Energy	2,231	2,231	—	—
Financial	2,417	2,417	—	—
Industrial	9,205	9,205	—	—
Technology	8,250	8,250	—	—
Total equity securities	47,561	47,561	—	—

Cash and cash equivalents	27,594	27,594	—	—
Total assets at fair value	$311,913	$75,155	$236,758	$—

	December 31, 2016
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$6,050	$—	$6,050	$—
Obligations of states and political subdivisions	69,396	—	69,396	—
Corporate securities	51,170	—	51,170	—
Residential mortgage-backed securities	22,637	—	22,637	—
Commercial mortgage-backed securities	8,096	—	8,096	—
Asset-backed securities	4,121	—	4,121	—
Total fixed income securities	161,470	—	161,470	—

Equity securities:
Basic materials	102	102	—	—
Communications	2,827	2,827	—	—
Consumer, cyclical	5,261	5,261	—	—
Consumer, non-cyclical	4,218	4,218	—	—
Energy	1,287	1,287	—	—
Financial	591	591	—	—
Industrial	5,017	5,017	—	—
Technology	6,614	6,614	—	—
Total equity securities	25,917	25,917	—	—

Cash and cash equivalents	18,318	18,318	—	—
Total assets at fair value	$205,705	$44,235	$161,470	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2017 or 2016.

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

As a group at December 31, 2017, the Company retained the first $10,000 of weather related losses from catastrophe events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. These reinsurance risk limits will remain in effect for 2018. Prior to January 1, 2017, the Company collectively retained the first $5,000 of weather related losses.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	2017		2016		2015
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$195,238	$189,418	$180,870	$176,958	$172,775	$169,222
Assumed premium	6,709	6,711	6,591	6,546	3,729	3,690
Ceded premium	(16,665)	(16,665)	(30,748)	(30,748)	(33,439)	(33,439)
Net premiums	$185,282	$179,464	$156,713	$152,756	$143,065	$139,473

Percentage of assumed premium earned to net premium earned		3.7%		4.3%		2.6%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	2017	2016	2015
Direct losses and loss adjustment expenses	$124,117	$146,391	$89,242
Assumed losses and loss adjustment expenses	6,177	4,947	3,023
Ceded losses and loss adjustment expenses	(7,583)	(32,830)	(8,389)
Net losses and loss adjustment expenses	$122,711	$118,508	$83,876

If 100% of our ceded reinsurance would be cancelled as of December 31, 2017, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

8.       Deferred Policy Acquisition Costs

Activity concerning our deferred policy acquisition costs was as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$8,942	$8,444	$7,240
Deferral of policy acquisition costs	27,667	20,921	19,825
Amortization of deferred policy acquisition costs	(27,750)	(20,423)	(18,621)
Balance, end of year	$8,859	$8,942	$8,444

9.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$59,632	$45,342	$50,518
Reinsurance recoverables on losses	7,192	5,109	5,676
Net balance at beginning of year	52,440	40,233	44,842

Incurred related to:
Current year	132,812	123,264	92,764
Prior years	(10,101)	(4,756)	(8,888)
Total Incurred	122,711	118,508	83,876

Paid related to:
Current year	104,769	90,772	70,290
Prior years	28,620	15,529	18,195
Total paid	133,389	106,301	88,485

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	45,890	59,632	45,342
Reinsurance recoverables on losses	4,128	7,192	5,109
Net balance at end of year	$41,762	$52,440	$40,233

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $10,101, $4,756, and $8,888 during 2017, 2016, and 2015, respectively. The decrease is generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The following tables present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2008 through 2015, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2017
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2008	$26,058	$23,877	$24,140	$24,248	$23,215	$23,196	$23,040	$22,979	$22,975	$22,953	$—	9,945
2009	—	29,397	27,749	26,460	25,813	26,137	25,910	25,420	25,409	25,273	42	11,359
2010	—	—	26,090	23,801	23,102	23,325	23,265	23,271	23,249	23,123	—	11,518
2011	—	—	—	25,552	24,126	25,220	24,409	24,209	23,967	23,814	32	11,480
2012	—	—	—	—	26,962	24,787	24,323	24,098	24,133	23,298	65	9,718
2013	—	—	—	—	—	29,079	27,840	27,363	27,334	26,014	93	10,819
2014	—	—	—	—	—	—	32,548	31,349	30,427	29,099	396	11,733
2015	—	—	—	—	—	—	—	32,438	31,532	30,461	320	11,658
2016	—	—	—	—	—	—	—	—	40,227	39,260	918	14,203
2017	—	—	—	—	—	—	—	—	—	40,779	2,232	12,738
									Total	$284,074

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$17,152	$20,367	$22,214	$22,484	$22,790	$22,799	$22,883	$22,926	$22,933	$22,952
2009	—	18,203	21,880	24,105	24,412	24,784	24,829	24,918	25,103	25,131
2010	—	—	18,100	21,491	21,633	22,844	22,810	22,938	23,063	23,123
2011	—	—	—	19,116	22,161	22,325	23,024	23,339	23,583	23,732
2012	—	—	—	—	18,681	21,434	21,888	22,640	22,726	23,073
2013	—	—	—	—	—	20,077	23,576	24,765	24,918	25,718
2014	—	—	—	—	—	—	22,744	25,727	27,076	27,443
2015	—	—	—	—	—	—	—	23,401	27,171	28,933
2016	—	—	—	—	—	—	—	—	29,009	35,845
2017	—	—	—	—	—	—	—	—	—	31,031
Total										$266,981
All outstanding liabilities prior to 2008, net of reinsurance										22
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$17,115

Non- Standard Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2017
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2008	$11,284	$11,029	$10,907	$10,895	$10,902	$10,901	$10,914	$10,896	$10,898	$10,898	$—	2,836
2009	—	13,269	12,790	12,702	12,655	12,604	12,586	12,584	12,584	12,584	—	3,250
2010	—	—	8,462	8,536	8,442	8,411	8,410	8,400	8,400	8,402	—	2,092
2011	—	—	—	8,129	8,173	8,178	8,191	8,168	8,168	8,168	—	1,939
2012	—	—	—	—	8,749	8,491	8,369	8,361	8,302	8,312	—	2,045
2013	—	—	—	—	—	11,063	10,823	10,800	10,804	10,843	10	2,596
2014	—	—	—	—	—	—	7,297	7,619	7,591	7,577	17	1,760
2015	—	—	—	—	—	—	—	9,727	9,806	9,655	37	1,792
2016	—	—	—	—	—	—	—	—	9,967	10,048	126	1,709
2017	—	—	—	—	—	—	—	—	—	8,722	434	1,372
								Total		$95,209

Non-Standard Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$6,123	$9,878	$10,680	$10,852	$10,867	$10,901	$10,899	$10,896	$10,898	$10,898
2009	—	7,356	11,621	12,495	12,624	12,602	12,584	12,584	12,584	12,584
2010	—	—	4,788	7,792	8,332	8,411	8,410	8,400	8,400	8,402
2011	—	—	—	4,457	7,445	7,984	8,146	8,168	8,168	8,168
2012	—	—	—	—	4,377	7,522	7,983	8,276	8,302	8,312
2013	—	—	—	—	—	6,320	9,675	10,508	10,717	10,805
2014	—	—	—	—	—	—	3,733	6,707	7,423	7,521
2015	—	—	—	—	—	—	—	5,335	8,685	9,479
2016	—	—	—	—	—	—	—	—	5,409	8,882
2017	—	—	—	—	—	—	—	—	—	4,348
									Total	$89,399
All outstanding liabilities prior to 2008, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$5,810

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2017
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2008	$20,151	$19,591	$19,913	$19,528	$19,386	$19,430	$19,138	$19,071	$19,071	$19,072	$—	4,544
2009	—	16,584	15,797	15,657	15,577	16,065	16,074	16,001	16,001	16,001	—	4,010
2010	—	—	23,477	23,007	22,454	22,209	22,198	22,202	22,190	22,190	—	5,321
2011	—	—	—	31,948	32,104	32,113	31,771	31,684	31,388	31,306	2	5,851
2012	—	—	—	—	25,179	24,439	24,320	24,091	24,081	24,079	3	3,607
2013	—	—	—	—	—	29,976	29,217	28,531	28,315	28,286	168	4,180
2014	—	—	—	—	—	—	36,663	36,001	35,770	35,589	67	5,229
2015	—	—	—	—	—	—	—	32,789	31,818	31,297	222	3,908
2016	—	—	—	—	—	—	—	—	45,825	44,510	225	6,244
2017	—	—	—	—	—	—	—	—	—	42,110	1,707	4,521
									Total	$294,440

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$16,353	$18,677	$18,975	$19,302	$19,075	$19,077	$19,089	$19,071	$19,071	$19,072
2009	—	12,657	14,654	14,904	15,436	15,935	15,960	16,000	16,001	16,001
2010	—	—	19,902	21,940	21,955	22,068	22,117	22,154	22,190	22,190
2011	—	—	—	29,399	33,019	31,126	31,460	31,702	31,277	31,304
2012	—	—	—	—	21,761	23,863	24,029	24,168	24,075	24,076
2013	—	—	—	—	—	23,354	26,934	27,183	27,221	27,456
2014	—	—	—	—	—	—	32,207	35,199	35,219	35,371
2015	—	—	—	—	—	—	—	27,204	30,164	30,350
2016	—	—	—	—	—	—	—	—	37,656	44,942
2017	—	—	—	—	—	—	—	—	—	34,657
									Total	$285,419
All outstanding liabilities prior to 2008, net of reinsurance										40
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$9,061

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2017
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2008	$20,534	$20,868	$22,257	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941	$—	2,962
2009	—	17,517	15,450	15,450	15,450	15,450	15,450	15,450	15,450	15,450	—	2,367
2010	—	—	20,742	20,717	20,717	20,717	20,717	20,717	20,717	20,717	—	2,108
2011	—	—	—	55,094	54,953	59,651	59,651	59,651	59,651	59,651	—	3,211
2012	—	—	—	—	13,546	13,676	13,673	13,673	13,673	13,673	—	2,137
2013	—	—	—	—	—	40,976	39,665	39,665	39,665	39,665	—	2,097
2014	—	—	—	—	—	—	22,686	20,333	20,333	20,333	—	2,268
2015	—	—	—	—	—	—	—	13,813	13,849	13,849	—	2,427
2016	—	—	—	—	—	—	—	—	20,209	19,582	2	2,803
2017	—	—	—	—	—	—	—	—	—	33,733	20	2,831
									Total	$259,594

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$19,098	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941	$22,941
2009	—	13,462	15,450	15,450	15,450	15,450	15,450	15,450	15,450	15,450
2010	—	—	19,678	20,717	20,717	20,717	20,717	20,717	20,717	20,717
2011	—	—	—	57,741	59,651	59,651	59,651	59,651	59,651	59,651
2012	—	—	—	—	13,078	13,673	13,673	13,673	13,673	13,673
2013	—	—	—	—	—	35,511	39,665	39,665	39,665	39,665
2014	—	—	—	—	—	—	17,788	20,333	20,333	20,333
2015	—	—	—	—	—	—	—	12,866	13,849	13,849
2016	—	—	—	—	—	—	—	—	16,444	19,487
2017	—	—	—	—	—	—	—	—	—	32,809
									Total	$258,575
All outstanding liabilities prior to 2008, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$1,019

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2017
Net outstanding liabilities:
Private passenger auto	$17,115
Non-standard auto	5,810
Home and farm	9,061
Crop	1,019
All other	8,757
41,762
Reinsurance ceded:
Private passenger auto	690
Non-standard auto	—
Home and farm	1,449
Crop	133
All other	1,856
4,128

Gross liability for unpaid losses and loss adjustment expenses	$45,890

The following table presents required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	53.7%	21.7%	11.7%	6.3%	2.7%	1.7%	1.0%	0.4%	0.5%	0.1%
Non-Standard Auto	75.1%	20.8%	3.2%	0.7%	0.2%	—%	—%	—%	—%	—%
Home and Farm	73.3%	8.4%	10.6%	2.5%	2.1%	1.2%	0.6%	0.2%	0.3%	0.1%
Crop	93.4%	4.5%	2.1%	—%	—%	—%	—%	—%	—%	—%

10.       Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016	Estimated Useful Life
Cost:
Real estate	$10,633	$9,578	10 - 31 years
Electronic data processing equipment	1,288	1,637	5-7 years
Furniture and fixtures	3,511	3,762	5-7 years
Automobiles	1,595	1,488	2-3 years
Gross cost	17,027	16,465

Accumulated depreciation	(11,150)	(11,646)
Total property and equipment, net	$5,877	$4,819

Depreciation expense was $500, $441, and $523 during the years ended December 31, 2017, 2016 and 2015, respectively.

11.       Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,289, $1,258 and $1,230 for the years ended December 31, 2017, 2016 and 2015, respectively. Royalty amounts payable of $99 and $96 were accrued as a liability to the NDFB at December 31, 2017 and 2016, respectively.

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	December 31,
	2017	2016
Assets:
Cash and cash equivalents (overdraft)	$(726)	$124
Investments	4,364	4,290
Premiums and agents’ balances receivable	4,055	2,841
Reinsurance recoverables (1)	20,932	19,299
Accrued investment income	29	31
Deferred income tax asset, net	389	915
Property and equipment	370	331
Other assets	54	55
Total assets	$29,467	$27,886

Liabilities:
Unpaid losses and loss adjustment expenses	$7,995	$8,917
Unearned premiums	12,937	10,382
Notes payable (1)	3,000	3,000
Reinsurance payable (1)	965	992
Accrued expenses and other liabilities	1,392	1,073
Total liabilities	26,289	24,364

Equity:
Non-controlling interest	3,178	3,522
Total equity	3,178	3,522

Total liabilities and equity	$29,467	$27,886

(1) Amount eliminated in consolidation.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $153 and $0 during the year ended December 31, 2017, $174 and $0 during the year ended December 31, 2016, and $129 and $0 during the year ended December 31, 2015.

12.       Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contributions expense to the money purchase plan totaled $854, $762, and $701 for 2017, 2016 and 2015, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $411, $422, and $390 for 2017, 2016 and 2015, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $138 for the year ended December 31, 2017.

Employee Stock Ownership Plan

The Company has established an Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and will invest primarily in common stock of the Company.

In connection with our initial public offering, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan will be for a period of ten years and bears interest at the long-term Applicable Federal Rate effective on the closing date of the offering (2.79% annually). The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which results in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

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

Each employee of Nodak Insurance will automatically become a participant in the ESOP if such employee is at least 21 years old, has completed a minimum of one thousand hours of service with Nodak Insurance, and has completed an Eligibility Computation Period. Employees are not permitted to make any contributions to the ESOP. Participants in the ESOP will receive annual reports from the Company showing the number of shares of common stock of the Company allocated to the participant’s account and the market value of those shares. The shares are allocated to participants based on compensation as provided for in the Plan.

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

The Company recognized compensation expense of $401 for the year ended December 31, 2017. At the end of 2017, 24,315 ESOP shares were released and allocated to participants, with a remainder of 215,685 ESOP shares in suspense at December 31, 2017. Using the Company’s year-end market price of $16.98, the fair value of the unearned ESOP shares was $3,662 at December 31, 2017.

13.       Line of Credit

Nodak Insurance has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of December 31, 2017 or 2016. This line of credit is scheduled to expire on November 30, 2018.

14.       Income Taxes

The components of our provision for income tax expense were as follows:

	Year Ended December 31,
	2017	2016	2015
Current	$8,461	$1,564	$7,910
Deferred	(2,067)	(85)	378
Total provision	$6,394	$1,479	$8,288

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2017	2016	2015
Income before income taxes	$22,006	$6,117	$25,873

Expected provision for federal income taxes	$7,702	$2,141	$9,067
Permanent differences	(736)	(670)	(111)
Change in valuation allowance	(394)	(62)
Stock conversion and IPO expenses	568	—	—
Impact of effective tax rate change on deferred income tax assets and liabilities	(1,274)	—	—
Other	528	70	(668)
Total provision	$6,394	$1,479	$8,288

Income tax expense for the year ended December 31, 2017 includes a reduction of $1,274 to current income tax expense due to a new corporate income tax rate for tax year 2018 and beyond, enacted on December 22, 2017. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be reflected as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets decreased by $394 to $628 at December 31, 2017 from $1,022 at December 31, 2016.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities, valued at the new effective tax rate of 21% at December 31, 2017, are as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Unearned premium	$2,657	$4,023
Unpaid losses and loss adjustment expenses	251	563
Carryovers	1,040	1,810
Other	331	252
Total deferred income tax assets	4,279	6,648

Deferred income tax liabilities:
Deferred policy acquisition costs	1,860	3,129
Net unrealized gains	4,266	5,407
Other	64	5
Total deferred income tax liabilities	6,190	8,541

Net deferred income tax liability	(1,911)	(1,893)

Valuation allowance	(628)	(1,022)
Deferred income tax liability, net	$(2,539)	$(2,915)

At December 31, 2017 and 2016, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2017, 2016, or 2015.

At December 31, 2017 and 2016, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryovers of $4,951 and $5,159 at December 31, 2017 and 2016, respectively. The net operating loss carryforward expires beginning in 2021 through 2030. In 2016, a $247 capital loss carryover expired and none of the capital loss carryover was utilized against realized capital gains.

15.       Operating Leases

We leased facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these leases were $68, $74 and $236 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, we have no minimum future commitments under non-cancellable leases.

We also sub-lease a portion of our home office building under non-cancellable operating leases.

16.       Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of December 31, 2017 and 2016.

17.       Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Year Ended December 31,
	2017	2016	2015
Shares outstanding, beginning	—	n/a	n/a
Initial public offering	23,000,000	—	—
Shares repurchased related to employee stock ownership plan	(240,000)	—	—
Shares repurchased	(446,671)	—	—
Issuance related to ESOP	24,315	—	—
Shares outstanding, ending	22,337,644	n/a	n/a

Note: Shares were not available prior to the Company’s IPO in March 2017.

The Company is authorized to issue 25,000,000 shares of common stock, with a par value of $0.01. In addition, 5,000,000 shares of preferred stock, without par value, are authorized but have not been issued.

18.       Stock Based Compensation

At its 2017 Annual Shareholders’ Meeting, the NI Holdings 2017 Stock and Incentive Plan (the “Plan”) was approved by shareholders. The purpose of the Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business, to compensate such persons through various stock and cash-based arrangements, and to provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

The Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights, dividend equivalents, and performance share units (“PSUs”) to employees, officers, consultants, advisors, non-employee directors, and independent contractors designated by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Awards made under the Plan are based upon, among other things, a participant’s level of responsibility and performance within the Company.

The total aggregate number of shares of common stock that awards may be issued under all awards made under the Plan shall not exceed 500,000 shares of common stock, subject to adjustments as provided in the Plan. No eligible participant may be granted more than 100,000 shares from any stock options, stock appreciation rights, or performance awards denominated in shares, in the aggregate in any calendar year, subject to adjustment in accordance with the Plan. The aggregate amount payable pursuant to all performance awards denominated in cash to any eligible person in any calendar year is limited to $1,000 in value. Directors who are not also employees of the Company may not be granted awards denominated in shares that exceed $100 in any calendar year.

On December 1, 2017, the Compensation Committee awarded RSUs to non-employee directors and select employees. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to employees under the Plan were based on salary and generally vest 20% per year over a five-year period, while RSUs granted to non-employee directors vest in 2018. RSU participants accumulate an unvested right to receive cash dividend equivalents during the restricted period and do not have voting rights during the restricted period.

The Company recognizes stock-based compensation costs based on the grant date fair value over the vesting period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2016	—	$—
Grants	83,000	17.31
Vested	(17,500)	17.31
Shares outstanding at December 31, 2017	65,500	$17.31

The following table shows a summary of RSU activity:

	Year Ended December 31,
	2017	2016		2015
RSU compensation expense	$423		$—		$—
Income tax benefit	(148)		—		—
RSU compensation expense, net of income taxes	$275	$	n/a	$	n/a

Total grant-date fair value of vested RSUs at end of period	$303	$	n/a	$	n/a

Note: Share-based compensation was not available prior to the Company’s IPO in March 2017.

At December 31, 2017, there was $1,013 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.06 years.

19.       Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,512,401 for the year ended December 31, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU shares are not considered outstanding until they are earned by award participants.

On May 23, 2017, our Board of Directors approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We completed the repurchase of 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017, and reflected the cost of this treasury stock as a reduction of equity within our Consolidated Balance Sheet as of December 31, 2017.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Year Ended December 31,
	2017	2016		2015
Basic earnings per share:
Numerator:
Net income attributable to NI Holdings	$15,991		$4,551		$17,456
Denominator:
Weighted average shares outstanding	22,512,401		n/a		n/a
Basic earnings per share	$0.71	$	n/a	$	n/a

Diluted earnings per share:
Numerator:
Net income attributable to NI Holdings	$15,991		$4,551		$17,456
Denominator:
Number of shares used in basic computation	22,512,401		n/a		n/a
Weighted average effect of dilutive securities
Add: Director and employee restricted stock units	228		n/a		n/a
Number of shares used in per share computations	22,512,629		n/a		n/a
Diluted earnings per share	$0.71	$	n/a	$	n/a

20.       Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2017, 2016, and 2015. Prior years have been restated to reflect the change in segments. For presentation in these tables, “LAE” refers to loss adjustment expenses.

	Year Ended December 31, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$58,424	$10,530	$63,701	$49,012	$7,751	$189,418
Assumed premiums earned	15	—	(17)	2,524	4,189	6,711
Ceded premiums earned	(3,061)	—	(5,289)	(7,710)	(605)	(16,665)
Net premiums earned	55,378	10,530	58,395	43,826	11,335	179,464

Direct losses and LAE	34,743	8,690	40,381	36,110	4,193	124,117
Assumed losses and LAE	279	—	—	1,654	4,244	6,177
Ceded losses and LAE	(271)	—	(672)	(5,322)	(1,318)	(7,583)
Net losses and LAE	34,751	8,690	39,709	32,442	7,119	122,711

Gross margin	20,627	1,840	18,686	11,384	4,216	56,753

Underwriting and general expenses	16,888	3,057	18,186	4,425	1,867	44,423
Underwriting gain (loss)	3,739	(1,217)	500	6,959	2,349	12,330

Fee and other income		1,087				1,648
		(130)
Net investment income						5,031
Net realized capital gain on investments						2,997
Income before income taxes						22,006
Income taxes						6,394
Net income						15,612
Net (loss) attributable to non-controlling interest						(379)
Net income attributable to NI Holdings, Inc.						$15,991

Loss and LAE ratio	62.8%	82.5%	68.0%	74.0%	62.8%	68.4%
Expense ratio	30.5%	29.0%	31.1%	10.1%	16.5%	24.8%
Combined ratio	93.2%	111.6%	99.1%	84.1%	79.3%	93.1%

Balances at December 31, 2017:
Premiums receivable	$15,430	$1,196	$7,856	$—	$1,150	$25,632
Deferred policy acquisition costs	3,404	306	4,638	—	511	8,859
Reinsurance recoverables	690	—	1,449	133	1,856	4,128
Receivable from Federal Crop Insurance Corporation	—	—	—	10,501	—	10,501

Unpaid losses and LAE	17,805	5,810	10,510	1,152	10,613	45,890
Unearned premiums	24,442	1,762	32,691	—	4,367	63,262

	Year Ended December 31, 2016
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$51,535	$10,671	$58,445	$48,876	$7,431	$176,958
Assumed premiums earned	2	—	1	2,691	3,852	6,546
Ceded premiums earned	(3,287)	—	(8,203)	(18,404)	(854)	(30,748)
Net premiums earned	48,250	10,671	50,243	33,163	10,429	152,756

Direct losses and LAE	41,022	9,965	65,119	23,173	7,112	146,391
Assumed losses and LAE	316	—	634	766	3,231	4,947
Ceded losses and LAE	(3,446)	—	(21,749)	(4,570)	(3,065)	(32,830)
Net losses and LAE	37,892	9,965	44,004	19,369	7,278	118,508

Gross margin	10,358	706	6,239	13,794	3,151	34,248

Underwriting and general expenses	13,953	2,921	15,821	4,525	1,902	39,122
Underwriting gain (loss)	(3,595)	(2,215)	(9,582)	9,269	1,249	(4,874)

Fee and other income		1,157				1,666
		(1,058)
Net investment income						3,644
Net realized capital gain on investments						5,681
Income before income taxes						6,117
Income taxes						1,479
Net income						4,638
Net income attributable to non-controlling interest						87
Net income attributable to NI Holdings, Inc.						$4,551

Loss and LAE ratio	78.5%	93.4%	87.6%	58.4%	69.8%	77.6%
Expense ratio	28.9%	27.4%	31.5%	13.6%	18.2%	25.6%
Combined ratio	107.5%	120.8%	119.1%	72.1%	88.0%	103.2%

Balances at December 31, 2016:
Premiums receivable	$13,390	$906	$6,671	$—	$1,019	$21,986
Deferred policy acquisition costs	3,412	232	4,998	—	300	8,942
Reinsurance recoverables	1,042	—	3,845	579	1,726	7,192
Receivable from Federal Crop Insurance Corporation	—	—	—	16,761	—	16,761

Unpaid losses and LAE	24,713	5,933	15,483	4,270	9,233	59,632
Unearned premiums	22,119	1,457	29,777	—	4,092	57,445

	Year Ended December 31, 2015
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$46,721	$11,373	$54,372	$49,802	$6,954	$169,222
Assumed premiums earned	2	—	—	20	3,668	3,690
Ceded premiums earned	(2,738)	—	(5,940)	(24,109)	(652)	(33,439)
Net premiums earned	43,985	11,373	48,432	25,713	9,970	139,473

Direct losses and LAE	30,303	9,954	34,501	13,198	1,286	89,242
Assumed losses and LAE	29	—	303	810	1,881	3,023
Ceded losses and LAE	(660)	—	(3,923)	(2,971)	(835)	(8,389)
Net losses and LAE	29,672	9,954	30,881	11,037	2,332	83,876

Gross margin	14,313	1,419	17,551	14,676	7,638	55,597

Underwriting and general expenses	12,760	2,670	14,877	3,763	1,902	35,972
Underwriting gain (loss)	1,553	(1,251)	2,674	10,913	5,736	19,625

Fee and other income		1,246				1,854
		(5)
Net investment income						3,571
Net realized capital gain on investments						823
Income before income taxes						25,873
Income taxes						8,288
Net income						17,585
Net income attributable to non-controlling interest						129
Net income attributable to NI Holdings, Inc.						$17,456

Loss and LAE ratio	67.5%	87.5%	63.8%	42.9%	23.4%	60.1%
Expense ratio	29.0%	23.5%	30.7%	14.6%	19.1%	25.8%
Combined ratio	96.5%	111.0%	94.5%	57.6%	42.5%	85.9%

Balances at December 31, 2015:
Premiums receivable	$11,933	$741	$6,326	$—	$1,039	$20,039
Deferred policy acquisition costs	3,129	219	4,790	—	306	8,444
Reinsurance recoverables	1,571	—	2,230	302	1,006	5,109
Receivable from Federal Crop Insurance Corporation	—	—	—	14,002	—	14,002

Unpaid losses and LAE	21,104	5,680	9,989	1,240	7,329	45,342
Unearned premiums	20,498	1,327	27,775	—	3,887	53,487

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the above tables. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net realized capital gain on investments, other income excluding non-standard auto insurance fees, and income taxes for the Consolidated Statement of Operations statement. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, federal income taxes recoverable or payable, and equity.

21.       Statutory Net Income, Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Nodak Insurance:
Statutory capital and surplus	$156,545	$139,140	$135,771
Statutory unassigned surplus	151,545	139,140	135,771
Statutory net income	13,915	3,665	16,221

American West:
Statutory capital and surplus	$12,409	$11,801	$11,185
Statutory unassigned surplus	6,408	5,800	5,184
Statutory net income	429	782	458

Primero:
Statutory capital and surplus	8,936	8,616	8,827
Statutory unassigned surplus	(323)	(643)	(432)
Statutory net income	208	(324)	(11)

Battle Creek:
Statutory capital and surplus	5,873	5,735	5,561
Statutory unassigned surplus	2,873	2,735	2,561
Statutory net income	153	174	127

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2017 and 2016 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

Amounts available for distribution to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,241 in 2018 and $1,180 in 2017 from American West. Dividends available from Primero are $143 in 2018 and $0 in 2017.

The amount available for payment of dividends from Nodak Insurance to NI Holdings after the conversion without the prior approval of the North Dakota Insurance Department is $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the year ended December 31, 2017.

22.       Reconciliation of Statutory Filings to Amounts Reported Herein

Our insurance subsidiaries must file financial statements with state insurance regulatory authorities using accounting principles and practices prescribed or permitted by those authorities. We refer to these accounting principles and practices as statutory accounting principles (“SAP”). Accounting principles used to prepare these SAP financial statements differ from those used to prepare financial statements based on GAAP.

Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the amounts included in the accompanying GAAP-basis financial statements are as follows as of and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Total equity on a GAAP basis	$255,573	$153,418	$149,918
Equity of non-statutory entities	(84,321)	(30)	(30)
Investment in subsidiaries	21,345	20,417	20,009
Non-admitted assets	(4,077)	(5,520)	(4,185)
Deferred policy acquisition costs	(8,859)	(8,942)	(8,444)
Unrealized (gains) / losses on fixed income securities	(2,099)	(1,209)	(1,938)
Unrealized gains / (losses) on investments carried at cost	2,374	2,092	1,931
Deferred income taxes	1,477	2,792	1,932
Goodwill	(648)	(365)	(83)
Other intangibles	—	(43)	(100)
Surplus notes	3,000	3,000	3,000
Other	(2)	(318)	(666)
Aggregate statutory surplus of insurance subsidiaries	$183,763	$165,292	$161,344

Net income on a GAAP basis	$15,612	$4,638	$17,585
Losses on non-statutory entities	323	—	—
Deferred policy acquisition costs	76	(517)	(1,222)
Deferred income taxes	(287)	(61)	398
Other than temporary impairment losses	—	—	139
Other	(1,018)	237	(105)
Aggregate statutory net earnings	$14,706	$4,297	$16,795

23.       Interim Financial Data (Unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented. Earnings per share data is only available for the quarterly periods subsequent to the conversion and sale of stock.

For the year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$32,809	$45,653	$52,525	$48,477
Net investment income	999	1,303	1,404	1,325
Total revenues	34,771	47,616	56,566	50,187
Total expenses	27,740	47,655	59,691	32,048
Net income before non-controlling interest	4,749	117	(2,693)	13,439
Net basic earnings per common share	0.21	0.01	(0.12)	0.62

For the year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$30,115	$37,136	$52,639	$32,866
Net investment income	982	1,032	820	810
Total revenues	31,490	38,806	59,135	34,316
Total expenses	21,788	41,472	61,696	32,674
Net income before non-controlling interest	6,219	(1,819)	(999)	1,237
Net basic earnings per common share	n/a	n/a	n/a	n/a

Net investment income, total revenues, and total expenses have been reduced for prior quarters due to a reclassification to bring our figures from statutory accounting principles to U.S. generally accepted accounting principles. There was no impact to net income before non-controlling interest.

24.       Subsequent Events

We have evaluated subsequent events through March 7, 2018, the date these consolidated financial statements were available for issuance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has reviewed and evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective, and that our consolidated financial statements we include in this Form 10-K Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

On December 1, 2017, the Board of Directors awarded a total of 83,000 time-based Restricted Stock Unit grants to non-employee directors and certain executive officers of the Company, pursuant to grant agreements, the forms of which are attached as Exhibits 10.12 and 10.13 in this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 12, 2018 relating to our Annual Meeting of Shareholders that we will hold on May 22, 2018 (our “Proxy Statement”). We respond to this Item with respect to our executive officers by reference to Part I of this Annual Report on Form 10-K.

We have posted a copy of our Code of Ethics and Business Conduct on the Governance Highlights page of the Corporate Governance section of our website, www.niholdingsinc.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed by law or NASDAQ Listing Rules.

Item 11.	Executive Compensation

We incorporate the response to this Item 11 by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements and
(2)	Financial Statement schedules required to be filed by Item 8 of this report.

Schedule I    Condensed financial information of registrant – NI Holdings, Inc.

All other financial schedules are not required under the related instructions, as they are inapplicable or the information has been included in the Consolidated Financial Statements, and therefore have been omitted.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)
3.2	Bylaws of NI Holdings, Inc. (1)
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
10.1	2016 NI Holdings, Inc. Equity Incentive Plan (1)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4#	Employment Agreement dated as of April 28, 2016, between Brian R. Doom and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)
10.12*#	NI Holdings, Inc. Time-Based Restricted Stock Unit Agreement for Named Executive Officers
10.13*#	NI Holdings, Inc. Time-Based Restricted Stock Unit Agreement for Non-Employee Directors

21.1	Subsidiaries of NI Holdings, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

NI Holdings, Inc. was formed on March 13, 2017. The following condensed financial information begins with that date.

Condensed Balance Sheet
December 31, 2017
Assets:
Cash and cash equivalents	$6,831
Fixed income securities, at fair value	60,759
Equity securities, at fair value	18,458
Total cash and investments	86,048

Accrued investment income	464
Investment in wholly-owned subsidiaries	168,103
Federal income tax recoverable	275
Total assets	$254,890

Liabilities:
Accrued expenses and other liabilities	2,260
Deferred income taxes, net	236
Commitments and contingencies	—
Total liabilities	2,496

Shareholders’ equity	252,394
Total liabilities and equity	$254,890

Condensed Statement of Operations
Year Ended December 31, 2017
Revenues:
Fee and other income	$19
Net investment income	916
Net realized capital gain on investments	330
Total revenues	1,265

Expenses:
Other underwriting and general expenses	2,068
Total expenses	2,068

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(803)
Income taxes	(572)
Income (loss) before equity in undistributed net income of subsidiaries	(231)
Equity in undistributed net income of subsidiaries	16,222
Net income attributable to NI Holdings, Inc.	$15,991

Condensed Statement of Comprehensive Income
Year Ended December 31, 2017
Net income attributable to NI Holdings, Inc.	$15,991
Other comprehensive income, net of income taxes:
Unrealized gain on investments	990
Unrealized gain on subsidiaries	1,986
Other comprehensive income, net of income taxes	2,976
Comprehensive income	$18,967

Condensed Statement of Cash Flows
Year Ended December 31, 2017
Cash flows from operating activities:
Net income attributable to NI Holdings, Inc.	$15,991
Adjustments:
Equity in undistributed net income of subsidiaries	(16,222)
Other	2,072
Net adjustments	(14,150)
Net cash provided by operating activities	1,841

Cash flows from investing activities:
Net purchase of fixed income and equity securities	(77,718)
Net cash used by investing activities	(77,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,145
Purchase of treasury stock	(8,037)
Loan to employee stock ownership plan	(2,400)
Net cash flows from financing activities	82,708

Net increase in cash and cash equivalents	6,831

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$6,831

Note A – Basis of presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

Note B – Dividends from subsidiaries

The Company has received no dividends from its subsidiaries since being formed on March 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2018.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 7, 2018
Michael J. Alexander

/s/ Brian R. Doom	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
Brian R. Doom

/s/ Eric K. Aasmundstad	Director	March 7, 2018
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 7, 2018
William R. Devlin

/s/ Duaine C. Espegard	Director	March 7, 2018
Duaine C. Espegard

/s/ Jeffrey R. Missling	Director	March 7, 2018
Jeffrey R. Missling

/s/ Stephen V. Marlow	Director	March 7, 2018
Stephen V. Marlow