Form 10-Q
period 2018-03-31
NI Holdings, Inc.
filed 2018-05-04
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s common stock outstanding on May 4, 2018 was 22,352,844. No preferred shares are issued or outstanding.

i

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance and its subsidiaries and Battle Creek Mutual Insurance Company, for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refer to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance; and
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes.

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

The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K that could affect the actual outcome of future events.

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$25,209	$27,594
Fixed income securities, at fair value	238,480	236,758
Equity securities, at fair value	48,088	47,561
Other investments	1,954	1,972
Total cash and investments	313,731	313,885

Premiums and agents' balances receivable	26,968	25,632
Deferred policy acquisition costs	8,980	8,859
Reinsurance recoverables on losses	3,130	4,128
Accrued investment income	1,825	1,996
Property and equipment	5,879	5,877
Receivable from Federal Crop Insurance Corporation	9,735	10,501
Goodwill	2,628	2,628
Other assets	3,248	3,482
Total assets	$376,124	$376,988

Liabilities:
Unpaid losses and loss adjustment expenses	$43,863	$45,890
Unearned premiums	65,388	63,262
Reinsurance payable	19	428
Federal income tax payable	1,060	991
Deferred income taxes, net	1,479	2,539
Accrued expenses and other liabilities	5,666	8,305
Commitments and contingencies	—	—
Total liabilities	117,475	121,415

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2018 – 22,352,844 shares, 2017 – 22,337,644 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	93,678	93,496
Unearned employee stock ownership plan shares	(2,157)	(2,157)
Retained earnings	158,987	152,865
Accumulated other comprehensive income, net of income taxes	12,531	15,998
Treasury stock, at cost, 2018 – 431,471 shares, 2017 – 446,671 shares	(7,763)	(8,037)
Non-controlling interest	3,143	3,178
Total equity	258,649	255,573

Total liabilities and equity	$376,124	$376,988

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net premiums earned	$36,112	$32,809
Fee and other income	377	347
Net investment income	1,369	999
Net realized capital gain on investments	469	616
Total revenues	38,327	34,771

Expenses:
Losses and loss adjustment expenses	18,849	17,721
Amortization of deferred policy acquisition costs	7,039	5,009
Other underwriting and general expenses	4,838	5,010
Total expenses	30,726	27,740

Income before income taxes	7,601	7,031
Income taxes	1,449	2,282
Net income	6,152	4,749
Net income attributable to non-controlling interest	30	60
Net income attributable to NI Holdings, Inc.	$6,122	$4,689

Basic earnings per common share	$0.27	$0.21
Diluted earnings per common share	$0.27	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended March 31, 2018
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$30	$6,122	$6,152
Other comprehensive (loss), before income taxes:
Holding (losses) on investments	(82)	(3,919)	(4,001)
Reclassification adjustment for net realized capital (gain) included in net income	—	(469)	(469)
Other comprehensive (loss), before income taxes	(82)	(4,388)	(4,470)
Income tax benefit related to items of other comprehensive income	17	921	938
Other comprehensive (loss), net of income taxes	(65)	(3,467)	(3,532)
Comprehensive income (loss)	$(35)	$2,655	$2,620

	Three Months Ended March 31, 2017
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$60	$4,689	$4,749
Other comprehensive (loss) income, before income taxes:
Holding (losses) gains on investments	(26)	742	716
Reclassification adjustment for net realized capital (gain) included in net income	—	(616)	(616)
Other comprehensive (loss) income, before income taxes	(26)	126	100
Income tax benefit (expense) related to items of other comprehensive income	9	(44)	(35)
Other comprehensive (loss) income, net of income taxes	(17)	82	65
Comprehensive income	$43	$4,771	$4,814

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statement of Changes in Equity

(dollar amounts in thousands)

Three Months Ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2018	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	6,122	—	—	30	6,152
Other comprehensive (loss), net of income taxes	—	—	—	—	(3,467)	—	(65)	(3,532)
Share-based compensation	—	456	—	—	—	—	—	456
Issuance of vested award shares	—	(274)	—	—	—	274	—	—
Balance, March 31, 2018	$230	$93,678	$(2,157)	$158,987	$12,531	$(7,763)	$3,143	$258,649

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,152	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gain on investments	(469)	(616)
Deferred income tax expense	(120)	(466)
Depreciation of property and equipment	139	(179)
Amortization of intangibles	—	8
Share-based compensation	456	—
Amortization of deferred policy acquisition costs	7,039	5,009
Deferral of policy acquisition costs	(7,160)	(5,748)
Net amortization of premiums and discounts on investments	349	244
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(1,336)	(1,470)
Reinsurance receivables / payables	(409)	784
Reinsurance recoverables on losses	998	(1,791)
Accrued investment income	171	(34)
Receivable from Federal Crop Insurance Corporation	766	3,752
Federal income tax recoverable / payable	69	2,753
Other assets	234	(585)
Unpaid losses and loss adjustment expenses	(2,027)	(2,136)
Unearned premiums	2,126	2,289
Accrued expenses and other liabilities	(2,639)	(399)
Net cash provided by operating activities	4,339	6,164

Cash flows from investing activities:
Proceeds from sales of fixed income securities	14,402	5,620
Proceeds from sales of equity securities	2,392	979
Purchases of fixed income securities	(20,542)	(14,429)
Purchases of equity securities	(2,853)	(825)
Purchases of property and equipment, net	(141)	(272)
Other	18	2
Net cash used in investing activities	(6,724)	(8,925)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	93,145
Loan to employee stock ownership plan	—	(2,400)
Net cash provided by financing activities	—	90,745

Net (decrease) increase in cash and cash equivalents	(2,385)	87,984

Cash and cash equivalents at beginning of period	27,594	18,318

Cash and cash equivalents at end of period	$25,209	$106,302

The Company paid $1,500 and $0 in income taxes during the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and benefits from a strong marketing affiliation with the North Dakota Farm Bureau (“NDFB”). Nodak Insurance specializes in providing private passenger auto, homeowners, farmowners, commercial, crop hail, and Federal multi-peril crop insurance coverages.

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
(dollar amounts in thousands, except per share amounts)

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
(dollar amounts in thousands, except per share amounts)

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,954 at March 31, 2018 and $1,972 at December 31, 2017.

Reclassifications:

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. This includes a change in the Company’s reportable segments that was made in the fourth quarter of the year ended December 31, 2017. The prior segments were non-standard auto, crop, and other property and casualty. The new segments used throughout this filing are private passenger auto, non-standard auto, home and farm, crop, and all other.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported losses and loss adjustment expenses on the basis of historical information by line of insurance. We account for inflation in the reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return. For the year ended December 31, 2016, the consolidated federal income tax return included Nodak Mutual Insurance Company and its owned subsidiaries. For the year ended December 31, 2017 and thereafter, the consolidated federal income tax return included and will include thereafter NI Holdings, Inc. and its owned subsidiaries.

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

The Company has elected to reclassify any tax effects stranded in accumulated other comprehensive income as a result of a

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

change in income tax rates to retained earnings.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three months ended March 31, 2018 and 2017.

Goodwill arising from the acquisition of Primero in 2014 represents the excess of the purchase price over the fair value of the net assets acquired, and is reported separately in the Consolidated Balance Sheet. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill which arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

Adopted

On July 1, 2017, the Company early adopted amended guidance from the Financial Accounting Standards Board (the “FASB”) on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 0 to determine if an impairment might exist and Step 1 to determine the amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is also effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities beginning in 2017. The Company early adopted this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there was no impact to the Company’s financial position or results of operations.

In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statement of Cash Flows. All excess income tax benefits and income tax deficiencies should be recognized as income tax expense or benefit in the Consolidated Statement of Operations, instead of affecting additional paid-in-capital on the Consolidated Balance Sheet. These discrete income tax items should be classified along with other income tax cash flows as an operating activity on the Consolidated Statement of Cash Flows. In addition, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. This guidance is effective for annual periods beginning after December 15, 2016 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities in any period. An entity that elects early adoption must adopt all amendments in the same period. Amendments requiring recognition of excess income tax benefits and income tax deficiencies in the Consolidated Statement of Operations should be applied prospectively. The Company early adopted this guidance on a prospective basis for the year ended December 31, 2017. At the date of adoption, there was a minimal impact to the computation of diluted earnings per share, but no impact to the Company’s financial position or results of operations.

In February 2018, the FASB issued new guidance to provide companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income as a result of income tax reform to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. In the period of adoption, an entity would be able to choose whether to apply the amendments retrospectively or in the period of adoption. The Company elected to early adopt this guidance on a prospective basis, resulting in a $2,717 reclassification of stranded income tax effects from accumulated other comprehensive income to retained earnings within the Equity section of the Consolidated Balance Sheet as of December 31, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

In August and November 2016, the FASB issued amended guidance on the presentation and classification of various items in the Statement of Cash Flows. The amendments address specific cash flow issues, including debt prepayments and contingent consideration payments made after a business combination. The amended guidance also requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Currently, the Statement of Cash Flows only explains the change in cash and cash equivalents. The amended guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are to be applied using a retrospective transition method to each period presented. The adoption of this amended guidance will not have an impact on our financial position or results of operations. We are evaluating the impact this amended guidance will have on our Consolidated Statement of Cash Flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

5.	Investments

The amortized cost and estimated fair value of investment securities as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,488	$151	$(170)	$12,469
Obligations of states and political subdivisions	73,180	531	(881)	72,830
Corporate securities	90,866	434	(1,242)	90,058
Residential mortgage-backed securities	33,610	21	(666)	32,965
Commercial mortgage-backed securities	13,073	7	(249)	12,831
Asset-backed securities	17,514	—	(187)	17,327
Total fixed income securities	240,731	1,144	(3,395)	238,480

Equity securities:
Basic materials	1,158	74	(5)	1,227
Communications	3,011	1,487	(169)	4,329
Consumer, cyclical	5,356	3,694	(130)	8,920
Consumer, non-cyclical	7,348	4,468	(386)	11,430
Energy	2,223	290	(329)	2,184
Financial	2,043	345	(30)	2,358
Industrial	4,436	3,795	(10)	8,221
Technology	4,419	5,254	(254)	9,419
Total equity securities	29,994	19,407	(1,313)	48,088
Total investments	$270,725	$20,551	$(4,708)	$286,568

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$175	$(57)	$9,649
Obligations of states and political subdivisions	81,741	1,171	(317)	82,595
Corporate securities	88,474	1,197	(220)	89,451
Residential mortgage-backed securities	28,557	124	(157)	28,524
Commercial mortgage-backed securities	11,228	61	(119)	11,170
Asset-backed securities	15,447	10	(88)	15,369
Total fixed income securities	234,978	2,738	(958)	236,758

Equity securities:
Basic materials	768	124	—	892
Communications	3,027	1,449	(154)	4,322
Consumer, cyclical	5,303	4,156	(120)	9,339
Consumer, non-cyclical	7,090	3,940	(125)	10,905
Energy	2,003	272	(44)	2,231
Financial	2,007	410	—	2,417
Industrial	5,038	4,167	—	9,205
Technology	3,792	4,668	(210)	8,250
Total equity securities	29,028	19,186	(653)	47,561
Total investments	$264,006	$21,924	$(1,611)	$284,319

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	March 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$11,261	$11,261
After one year through five years	90,133	89,904
After five years through ten years	65,059	64,340
After ten years	10,081	9,852
Mortgage / asset-backed securities	64,197	63,123
Total fixed income securities	$240,731	$238,480

	December 31, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,761	$12,766
After one year through five years	86,830	87,642
After five years through ten years	69,586	70,680
After ten years	10,569	10,607
Mortgage / asset-backed securities	55,232	55,063
Total fixed income securities	$234,978	$236,758

Fixed income securities with a fair value of $3,422 at March 31, 2018 and $3,493 at December 31, 2017, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	March 31, 2018
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,829	$(168)	$497	$(2)	$8,326	$(170)
Obligations of states and political subdivisions	37,807	(715)	3,479	(166)	41,286	(881)
Corporate securities	62,866	(1,228)	586	(14)	63,452	(1,242)
Residential mortgage-backed securities	22,777	(409)	6,861	(257)	29,638	(666)
Commercial mortgage-backed securities	9,701	(168)	1,616	(81)	11,317	(249)
Asset-backed securities	15,894	(175)	751	(12)	16,645	(187)
Total fixed income securities	156,874	(2,863)	13,790	(532)	170,664	(3,395)

Equity securities:
Basic materials	413	(5)	—	—	413	(5)
Communications	885	(82)	127	(87)	1,012	(169)
Consumer, cyclical	893	(130)	—	—	893	(130)
Consumer, non-cyclical	3,470	(386)	—	—	3,470	(386)
Energy	1,015	(329)	—	—	1,015	(329)
Financial	796	(30)	—	—	796	(30)
Industrial	393	(10)	—	—	393	(10)
Technology	1,272	(186)	174	(68)	1,446	(254)
Total equity securities	9,137	(1,158)	301	(155)	9,438	(1,313)
Total investments	$166,011	$(4,021)	$14,091	$(687)	$180,102	$(4,708)

	December 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$6,442	$(54)	$497	$(3)	$6,939	$(57)
Obligations of states and political subdivisions	28,219	(251)	3,593	(66)	31,812	(317)
Corporate securities	39,025	(201)	1,195	(19)	40,220	(220)
Residential mortgage-backed securities	7,573	(40)	7,248	(117)	14,821	(157)
Commercial mortgage-backed securities	4,652	(64)	1,643	(55)	6,295	(119)
Asset-backed securities	13,386	(80)	781	(8)	14,167	(88)
Total fixed income securities	99,297	(690)	14,957	(268)	114,254	(958)

Equity securities:
Communications	840	(48)	107	(106)	947	(154)
Consumer, cyclical	898	(116)	214	(4)	1,112	(120)
Consumer, non-cyclical	1,894	(125)	—	—	1,894	(125)
Energy	243	(44)	—	—	243	(44)
Technology	634	(120)	152	(90)	786	(210)
Total equity securities	4,509	(453)	473	(200)	4,982	(653)
Total investments	$103,806	$(1,143)	$15,430	$(468)	$119,236	$(1,611)

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

The Company recorded no impairments in the three months ended March 31, 2018 and 2017.

As of March 31, 2018, we held 289 fixed income securities with unrealized losses. As of December 31, 2017, we held 196 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended March 31,
	2018	2017
Fixed income securities	$1,599	$1,331
Equity securities	229	70
Real estate	91	86
Cash and cash equivalents	19	10
Total gross investment income	1,938	1,497
Investment expenses	569	498
Net investment income	$1,369	$999

Net realized capital gain on investments consisted of the following:

	Three Months Ended March 31,
	2018	2017
Gross realized gains	$569	$628
Gross realized losses, excluding other-than-temporary impairment losses	(100)	(12)
Other-than-temporary impairment losses	—	—
Net realized capital gain on investments	$469	$616
6.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at March 31, 2018 and December 31, 2017 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at March 31, 2018 or December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$12,469	$—	$12,469	$—
Obligations of states and political subdivisions	72,830	—	72,830	—
Corporate securities	90,058	—	90,058	—
Residential mortgage-backed securities	32,965	—	32,965	—
Commercial mortgage-backed securities	12,831	—	12,831	—
Asset-backed securities	17,327	—	17,327	—
Total fixed income securities	238,480	—	238,480	—

Equity securities:
Basic materials	1,227	1,227	—	—
Communications	4,329	4,329	—	—
Consumer, cyclical	8,920	8,920	—	—
Consumer, non-cyclical	11,430	11,430	—	—
Energy	2,184	2,184	—	—
Financial	2,358	2,358	—	—
Industrial	8,221	8,221	—	—
Technology	9,419	9,419	—	—
Total equity securities	48,088	48,088	—	—

Cash and cash equivalents	25,209	25,209	—	—
Total assets at fair value	$311,777	$73,297	$238,480	$—

	December 31, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$9,649	$—	$9,649	$—
Obligations of states and political subdivisions	82,595	—	82,595	—
Corporate securities	89,451	—	89,451	—
Residential mortgage-backed securities	28,524	—	28,524	—
Commercial mortgage-backed securities	11,170	—	11,170	—
Asset-backed securities	15,369	—	15,369	—
Total fixed income securities	236,758	—	236,758	—

Equity securities:
Basic materials	892	892	—	—
Communications	4,322	4,322	—	—
Consumer, cyclical	9,339	9,339	—	—
Consumer, non-cyclical	10,905	10,905	—	—
Energy	2,231	2,231	—	—
Financial	2,417	2,417	—	—
Industrial	9,205	9,205	—	—
Technology	8,250	8,250	—	—
Total equity securities	47,561	47,561	—	—

Cash and cash equivalents	27,594	27,594	—	—
Total assets at fair value	$311,913	$75,155	$236,758	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

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

As a group at March 31, 2018, the Company retained the first $10,000 of weather related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. These reinsurance risk limits are unchanged from 2017.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of “A” or higher.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2018
	Premiums Written	Premiums Earned
Direct premium	$39,274	$37,192
Assumed premium	1,283	1,239
Ceded premium	(2,319)	(2,319)
Net premiums	$38,238	$36,112

Percentage of assumed earned premium to net earned premium		3.4%

	Three Months Ended March 31, 2017
	Premiums Written	Premiums Earned
Direct premium	$36,380	$34,116
Assumed premium	1,195	1,171
Ceded premium	(2,478)	(2,478)
Net premiums	$35,097	$32,809

Percentage of assumed earned premium to net earned premium		3.6%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2018	2017
Direct losses and loss adjustment expenses	$18,637	$19,642
Assumed losses and loss adjustment expenses	589	588
Ceded losses and loss adjustment expenses	(377)	(2,509)
Net losses and loss adjustment expenses	$18,849	$17,721

If 100% of our ceded reinsurance was cancelled as of March 31, 2018 or December 31, 2017, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

8.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$8,859	$8,942
Deferral of policy acquisition costs	7,160	5,748
Amortization of deferred policy acquisition costs	(7,039)	(5,009)
Balance, end of period	$8,980	$9,681
9.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expense	$45,890	$59,632
Reinsurance recoverables on losses	4,128	7,192
Net balance at beginning of period	41,762	52,440

Incurred related to:
Current year	18,773	20,520
Prior years	76	(2,799)
Total incurred	18,849	17,721

Paid related to:
Current year	8,740	7,516
Prior years	11,138	14,132
Total paid	19,878	21,648

Balance at end of period:
Liability for unpaid losses and loss adjustment expense	43,863	57,496
Reinsurance recoverables on losses	3,130	8,983
Net balance at end of period	$40,733	$48,513

The prior years’ provision for unpaid losses and loss adjustment expenses increased by $76 during the three months ended March 31, 2018, compared to a decrease of $2,799 for the three months ended March 31, 2017. For the year ended December 31, 2017, the prior years’ provision for unpaid losses and loss adjustment expenses decreased by $10,101. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

10.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017	Estimated Useful Life
Cost:
Real estate	$10,740	$10,633	10 - 31 years
Electronic data processing equipment	1,301	1,288	5-7 years
Furniture and fixtures	3,532	3,511	5-7 years
Automobiles	1,595	1,595	2-3 years
Gross cost	17,168	17,027

Accumulated depreciation	(11,289)	(11,150)
Total property and equipment, net	$5,879	$5,877

Depreciation expense was $139 and $124 for the three months ended March 31, 2018 and 2017, respectively.

11.	Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $307 and $294 during the three months ended March 31, 2018 and 2017, respectively. Royalty amounts payable of $119 and $99 were accrued as a liability to the NDFB at March 31, 2018 and December 31, 2017, respectively.

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings after the conversion without the prior approval of the North Dakota Insurance Department is $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the three months ended March 31, 2018 or the year ended December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents (overdraft)	$489	$(726)
Investments	4,326	4,364
Premiums and agents’ balances receivable	3,929	4,055
Reinsurance recoverables on losses (1)	20,836	20,932
Accrued investment income	33	29
Deferred income tax asset, net	398	389
Property and equipment	365	370
Other assets	52	54
Total assets	$30,428	$29,467

Liabilities:
Unpaid losses and loss adjustment expenses	$7,730	$7,995
Unearned premiums	13,107	12,937
Notes payable (1)	3,000	3,000
Reinsurance payable (1)	2,619	965
Accrued expenses and other liabilities	829	1,392
Total liabilities	27,285	26,289

Equity:
Non-controlling interest	3,143	3,178
Total equity	3,143	3,178

Total liabilities and equity	$30,428	$29,467

(1) Amount eliminated in consolidation.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $38 and $0, respectively, during the three months ended March 31, 2018, and $58 and $0, respectively, during the three months ended March 31, 2017.

12.	Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the money purchase plan totaled $197 and $156 for the three months ended March 31, 2018 and 2017, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $140 and $115 for the three months ended March 31, 2018 and 2017, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $144 and $105 during the three months ended March 31, 2018 and 2017, respectively.

Employee Stock Ownership Plan

The Company has established an Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and will invest primarily in common stock of the Company.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

In connection with our initial public offering in March 2017, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan will be for a period of ten years and bears interest at the long-term Applicable Federal Rate effective on the closing date of the offering (2.79% annually). The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which results in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

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

Each employee of Nodak Insurance will automatically become a participant in the ESOP if such employee is at least 21 years old, has completed a minimum of one thousand hours of service with Nodak Insurance, and has completed an Eligibility Computation Period. Employees are not permitted to make any contributions to the ESOP. Participants in the ESOP will receive annual reports from the Company showing the number of shares of common stock of the Company allocated to the participant’s account and the market value of those shares. The shares are allocated to participants based on compensation as provided for in the ESOP.

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

The Company recognized compensation expense of $103 and $0 for the three months ended March 31, 2018 and 2017, respectively.

At December 31, 2017, 24,315 ESOP shares were released and allocated to participants, with a remainder of 215,685 ESOP shares in suspense at both December 31, 2017 and March 31, 2018. Using the Company’s quarter-end market price of $16.70, the fair value of the unearned ESOP shares was $3,602 at March 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

13.	Line of Credit

Nodak Insurance has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of March 31, 2018 or December 31, 2017. This line of credit is scheduled to expire on November 30, 2018.

14.	Income Taxes

At March 31, 2018 and December 31, 2017, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three months ended March 31, 2018 or 2017.

At March 31, 2018 and December 31, 2017, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,951 of net operating loss carryover at December 31, 2017. The net operating loss carryforward expires beginning in 2021 through 2030.

15.	Operating Leases

We leased facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these leases were $0 and $80 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, we have no minimum future commitments under non-cancellable leases.

We also sub-lease portions of our home office building under non-cancellable operating leases.

16.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of March 31, 2018 or December 31, 2017.

17.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Three Months Ended March 31,
	2018	2017
Shares outstanding, beginning of period	22,337,644	—
Initial public offering	—	23,000,000
Shares repurchased related to employee stock ownership plan	—	(240,000)
Issuance of treasury shares related to restricted stock unit awards	15,200	—
Shares outstanding, end of period	22,352,844	22,760,000

Note: Shares were not available prior to the Company’s initial public offering in March 2017.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. No shares of our common stock have been repurchased under this authorization.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

18.	Stock Based Compensation

At its 2017 Annual Shareholders’ Meeting, the NI Holdings, Inc. 2017 Stock and Incentive Plan (the “Plan”) was approved by shareholders. The purpose of the Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business, to compensate such persons through various stock and cash-based arrangements, and to provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

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

Restricted Stock Units

On December 1, 2017, the Compensation Committee awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan were based on salary and generally vest 20% per year over a five-year period, while RSUs granted to non-employee directors vest in May 2018. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs. On March 1, 2018, the first tranche of executive RSUs vested.

On March 1, 2018, the Compensation Committee awarded additional RSUs to select executives with the same terms as the previous awards.

The Company recognizes stock-based compensation costs based on the grant date fair value over the vesting period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

A summary of the Company’s outstanding RSUs for the three months ended March 31, 2018, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Units outstanding at December 31, 2017	65,500	$17.31
Grants	32,500	16.25
Vested	(19,200)	17.31
Units outstanding at March 31, 2018	78,800	$16.97

The following table shows a summary of RSU activity:

	Three Months Ended March 31,
	2018	2017
RSU compensation expense	$434	$—
Income tax benefit	(91)	—
RSU compensation expense, net of income taxes	$343	n/a

Note: Share-based compensation was not available prior to the Company’s initial public offering in March 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

At March 31, 2018, there was $1,108 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.27 years.

Performance Stock Units

On March 1, 2018, the Compensation Committee awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period, if certain performance conditions are met. The PSUs granted to employees under the Plan were based on salary and include a three-year book value cumulative growth target with threshold and stretch goals. They will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. Dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

The Company recognizes stock-based compensation costs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated. The current cost estimate assumes that the cumulative growth target will be achieved.

A summary of the Company’s outstanding PSUs for the three months ended March 31, 2018, is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Units outstanding at December 31, 2017	—	$—
Grants (at target)	48,600	16.25
Units outstanding at March 31, 2018	48,600	$16.25

The following table shows a summary of PSU activity:

	Three Months Ended March 31,
	2018	2017
PSU compensation expense	$22		$—
Income tax benefit	(5)		—
PSU compensation expense, net of income taxes	$17	$	n/a

Note: Share-based compensation was not available prior to the Company’s initial public offering in March 2017.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At March 31, 2018, there was $768 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.50 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

19.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,361,757 for the three months ended March 31, 2018, and 22,760,000 for the three months ended March 31, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended March 31,
	2018	2017
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$6,122	$4,689
Denominator:
Weighted average shares outstanding	22,361,757	22,760,000
Basic earnings per common share	$0.27	$0.21

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$6,122	$4,689
Denominator:
Number of shares used in basic computation	22,361,757	22,760,000
Weighted average effect of dilutive securities
Add: Restricted stock units and performance share units	12,299	—
Number of shares used in per share computations	22,374,056	22,760,000
Diluted earnings per common share	$0.27	$0.21

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

20.	Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three months ended March 31, 2018 and 2017. Prior years have been restated to reflect the change in segments. For presentation in these tables, “LAE” refers to loss adjustment expenses.

	Three Months Ended March 31, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$15,580	$2,991	$16,620	$(1)	$2,002	$37,192
Assumed premiums earned	4	—	(5)	—	1,240	1,239
Ceded premiums earned	(759)	—	(1,497)	102	(165)	(2,319)
Net premiums earned	14,825	2,991	15,118	101	3,077	36,112

Direct losses and LAE	10,187	1,964	5,416	339	731	18,637
Assumed losses and LAE	—	—	13	—	576	589
Ceded losses and LAE	(65)	—	(107)	(24)	(181)	(377)
Net losses and LAE	10,122	1,964	5,322	315	1,126	18,849

Gross margin	4,703	1,027	9,796	(214)	1,951	17,263

Underwriting and general expenses	4,419	1,036	4,954	488	980	11,877
Underwriting gain (loss)	284	(9)	4,842	(702)	971	5,386

Fee and other income		322				377
		313
Net investment income						1,369
Net realized capital gain on investments						469
Income before income taxes						7,601
Income taxes						1,449
Net income						6,152
Net income attributable to non-controlling interest						30
Net income attributable to NI Holdings, Inc.						$6,122

Loss and LAE ratio	68.3%	65.7%	35.2%	311.9%	36.6%	52.2%
Expense ratio	29.8%	34.6%	32.8%	483.2%	31.8%	32.9%
Combined ratio	98.1%	100.3%	68.0%	795.0%	68.4%	85.1%

Balances at March 31, 2018:
Premiums receivable	$16,043	$1,251	$8,393	$—	$1,281	$26,968
Deferred policy acquisition costs	3,481	343	4,634	—	522	8,980
Reinsurance recoverables	383	—	713	19	2,015	3,130
Receivable from Federal Crop Insurance Corporation	—	—	—	9,735	—	9,735

Unpaid losses and LAE	17,824	5,339	10,124	160	10,416	43,863
Unearned premiums	25,380	1,981	33,528	—	4,499	65,388

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$13,599	$2,531	$15,072	$1,026	$1,888	$34,116
Assumed premiums earned	4	—	1	2	1,164	1,171
Ceded premiums earned	(959)	—	(1,435)	72	(156)	(2,478)
Net premiums earned	12,644	2,531	13,638	1,100	2,896	32,809

Direct losses and LAE	10,029	2,373	5,286	532	1,422	19,642
Assumed losses and LAE	271	—	—	—	317	588
Ceded losses and LAE	(313)	—	(854)	48	(1,390)	(2,509)
Net losses and LAE	9,987	2,373	4,432	580	349	17,721

Gross margin	2,657	158	9,206	520	2,547	15,088

Underwriting and general expenses	4,207	685	3,513	851	763	10,019
Underwriting gain (loss)	(1,550)	(527)	5,693	(331)	1,784	5,069

Fee and other income		264				347
		(263)
Net investment income						999
Net realized capital gain on investments						616
Income before income taxes						7,031
Income taxes						2,282
Net income						4,749
Net income attributable to non-controlling interest						60
Net income attributable to NI Holdings, Inc.						$4,689

Loss and LAE ratio	79.0%	93.8%	32.5%	52.7%	12.1%	54.0%
Expense ratio	33.3%	27.1%	25.8%	77.4%	26.3%	30.5%
Combined ratio	112.3%	120.8%	58.3%	130.1%	38.4%	84.5%

Balances at March 31, 2017:
Premiums receivable	$14,212	$978	$7,208	$—	$1,058	$23,456
Deferred policy acquisition costs	3,334	282	5,582	—	483	9,681
Reinsurance recoverables	1,809	—	5,163	170	1,841	8,983
Receivable from Federal Crop Insurance Corporation	—	—	—	13,009	—	13,009

Unpaid losses and LAE	26,118	6,245	14,680	1,696	8,757	57,496
Unearned premiums	23,354	1,572	30,585	—	4,223	59,734

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the above tables. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net realized capital gain on investments, other income excluding non-standard auto insurance fees, and income taxes for the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, federal income taxes recoverable or payable, and equity.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.	Subsequent Events

We have evaluated subsequent events through May 4, 2018, the date these consolidated financial statements were available for issuance.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Part II. Item 1A. Risk Factors” included elsewhere in this Quarterly Report. You should also review “Risk Factors” included in the Company’s Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

American West is a wholly-owned subsidiary of Nodak Insurance, and Primero is an indirect wholly-owned subsidiary of Nodak Insurance. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements set forth herein include the consolidated financial results of NI Holdings and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek.

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

	Three Months Ended March 31,
	2018	2017
Direct premiums written	$39,274	$36,380
Net premiums earned	36,112	32,809
Net income before non-controlling interest	6,152	4,749

	March 31, 2018	December 31, 2017
Total assets	$376,124	$376,988
Equity	258,649	255,573

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies typically have a term of twelve months. For example, for a policy that is written on July 1, 2018, one-half of the premiums would be earned in 2018 and the other half would be earned in 2019.

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

Net investment income and net realized capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, and fixed income securities. Investment income includes interest and dividends earned on invested assets. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investments is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

NI Holdings’ expenses consist primarily of losses and loss adjustment expenses (“LAE”), amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

Losses and Loss Adjustment Expenses

Losses and LAE represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims, including legal fees.

Amortization of deferred policy acquisition costs and other underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Other underwriting and general expenses consist of salaries, professional fees, office supplies, depreciation, and all other operating expenses not otherwise classified separately, as well as payments to bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data.

Income taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At both March 31, 2018 and December 31, 2017, the Company had recorded valuation allowances with respect to its deferred income tax assets of $628. The effect of a change in tax rates is recognized in the period of the enactment date.

Key Financial Measures

NI Holdings evaluates its insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing its financial performance based on results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), NI Holdings utilizes certain non-GAAP financial measures that are used widely in the property and casualty insurance industry and which it believes are valuable in managing its business and for comparison to its peers. These non-GAAP measures are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, return on average equity, and risk based capital.

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

Combined ratio

The Company’s combined ratio is the ratio (expressed as a percentage) of the sum of losses and LAE incurred and expenses to premiums earned, and measures its overall underwriting profit. Generally, if the combined ratio is below 100%, NI Holdings is making an underwriting profit. If the combined ratio is above 100%, it is not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written to statutory surplus. This ratio is designed to measure the ability of the Company to absorb above-average losses and the Company’s financial strength. In general, a low premium to surplus ratio is considered a sign of financial strength because the Company is theoretically using its capacity to write more policies. Statutory surplus is determined using accounting principles prescribed or permitted by the insurance subsidiaries’ state of domicile and differs from GAAP equity.

Underwriting gain (loss)

Underwriting gain (loss) measures the pre-tax profitability of insurance operations. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these items is presented as a caption in NI Holdings’ Consolidated Statements of Operations.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe (as in the case of Hurricane Katrina) has an impact on not only the availability and cost of building materials such as roofing and other materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves.

Actual settlement experience different from historical data trends

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	March 31, 2018	December 31, 2017
Case reserves	$29,021	$29,376
IBNR reserves	11,712	12,386
Net unpaid losses and LAE	40,733	41,762
Reinsurance recoverables on losses	3,130	4,128
Liability for unpaid losses and LAE	$43,863	$45,890

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

As of March 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,246	$4,195	$17,441
Non-standard auto	4,757	582	5,339
Home and farm	6,978	2,433	9,411
Crop	123	18	141
All other	3,917	4,484	8,401
Net unpaid losses and LAE	$29,021	$11,712	$40,733
Reinsurance recoverables on losses	2,474	656	3,130
Liability for unpaid losses and LAE	$31,495	$12,368	$43,863

As of December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,008	$4,107	$17,115
Non-standard auto	5,186	624	5,810
Home and farm	6,667	2,394	9,061
Crop	997	22	1,019
All other	3,518	5,239	8,757
Net unpaid losses and LAE	$29,376	$12,386	$41,762
Reinsurance recoverables on losses	3,171	957	4,128
Liability for unpaid losses and LAE	$32,547	$13,343	$45,890

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of March 31, 2018, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after income taxes would be approximately $322.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2017, which is deemed consistent with March 31, 2018. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After Tax Earnings
-1%	$(395)
1%	401
3%	1,219
5%	2,062

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes to the level of case reserves as of December 31, 2017, which is deemed consistent with March 31, 2018. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After Tax Earnings
-10%	$(2,575)
-5%	(1,287)
-2%	(515)
+2%	515
+5%	1,287
+10%	2,575

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on these investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to fixed income securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the expected cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost of amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is considered to be other-than-temporary. If NI Holdings identifies that an other-than-temporary impairment loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

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

For the three months ended March 31, 2018, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $4,470. The fixed income portion of the portfolio experienced a modest decrease in unrealized gains and a larger decrease in unrealized losses.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the three months ended March 31, 2018, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities.

For more information on the Company’s investments, see Note 5 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

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

Level I:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level II:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level II includes fixed income securities with quoted prices that are traded less frequently than exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value fixed income securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level III:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

NI Holdings bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of NI Holdings or other third-parties, and are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which NI Holdings could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments.

Should the independent pricing service be unable to provide a fair value estimate, NI Holdings would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, NI Holdings would use that estimate. In instances where NI Holdings would be able to obtain fair value estimates from more than one broker-dealer, the Company would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, NI Holdings would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, NI Holdings classifies such a security as a Level III investment.

The fair value estimates of NI Holdings’ investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three months ended March 31, 2018 or the year ended December 31, 2017. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 6 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2018 and December 31, 2017, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	March 31, 2018	December 31, 2017
Deferred policy acquisition costs	$8,980	$8,859
Liability for unearned premiums	65,388	63,262

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

Income Taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date. The following tax amounts reflect the new corporate tax rate enacted on December 22, 2017.

NI Holdings had gross deferred income tax assets of $4,426 at March 31, 2018 and $4,279 at December 31, 2017, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $628 was maintained at March 31, 2018 and December 31, 2017.

NI Holdings had gross deferred income tax liabilities of $5,277 at March 31, 2018 and $6,190 at December 31, 2017, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of March 31, 2018, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

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

Premiums in the personal lines of business (private passenger auto and home and farm) are generally written throughout the year and earned throughout the year. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity in the second and third quarters.

Three Months ended March 31, 2018 and 2017

The consolidated net income for NI Holdings was $6,152 for the three months ended March 31, 2018 compared to $4,749 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended March 31,
	2018	2017
Revenues:
Net premiums earned	$36,112	$32,809
Fee and other income	377	347
Net investment income	1,369	999
Net realized capital gain on investments	469	616
Total revenues	$38,327	$34,771

Components of net income:
Net premiums earned	$36,112	$32,809
Losses and loss adjustment expenses	18,849	17,721
Amortization of deferred policy acquisition costs and other underwriting and general expenses	11,877	10,019
Underwriting income	5,386	5,069
Fee and other income	377	347
Net investment income	1,369	999
Net realized capital gain on investments	469	616
Income before income taxes	7,601	7,031
Income taxes	1,449	2,282
Net income	$6,152	$4,749

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended March 31, 2018 increased 10.1% to $36,112 compared to $32,809 for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017
Net premiums earned:
Private passenger auto	$14,825	$12,644
Non-standard auto	2,991	2,531
Home and farm	15,118	13,638
Crop	101	1,100
All other	3,077	2,896
Total net premiums earned	$36,112	$32,809

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada. Our crop business will begin recognizing the majority of its premiums in second quarter as the planting season starts.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended March 31, 2018 increased 6.4% to $18,849 compared to $17,721 for the three months ended March 31, 2017. The Company’s loss and LAE ratio decreased to 52.2% for 2018, compared to 54.0% for 2017.

	Three Months Ended March 31,
	2018	2017
Loss and LAE ratio:
Private passenger auto	68.3%	79.0%
Non-standard auto	65.7%	93.8%
Home and farm	35.2%	32.5%
Crop	311.9%	52.7%
All other	36.6%	12.1%
Total loss and LAE ratio	52.2%	54.0%

Our overall experience improved year-over-year. Private passenger auto and the non-standard auto business both improved as a result of strategic pricing and underwriting actions, while home and farm experience was relatively consistent. Crop insurance for first quarter is not meaningful due to the minimal level of net premiums earned. The assumed reinsurance portion of the all other segment experience rose to more normal levels in first quarter 2018 compared to a minimal amount of losses in first quarter 2017.

NI Holdings realized unfavorable development on prior accident years of $76 in the first quarter of 2018, compared to $2,799 of favorable development on prior accident years realized in the first three months of 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $1,858 in the first quarter of 2018, or 18.6%, compared to 2017. Expenses were higher in the first quarter of 2018 due to increased commissions and share-based compensation. The expense ratio of 32.9% for the three months ended March 31, 2018 was 2.4 percentage points higher than the expense ratio in the first quarter of 2017.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended March 31,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$284	$(1,550)
Non-standard auto	(9)	(527)
Home and farm	4,842	5,693
Crop	(702)	(331)
All other	971	1,784
Total underwriting gain	$5,386	$5,069

The underwriting results for our private passenger auto business improved significantly year-over-year, partially offset by lower underwriting gains in home and farm business and our all other segment. Strategic rating and underwriting actions implemented across the personal lines of business throughout 2017 helped to improve the underlying profitability of those lines in the first quarter of 2018.

Rate increases and other underwriting actions on our non-standard auto business reduced the underwriting loss considerably from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. Fee income on this business was $322 and $264 for the three months ended March 31, 2018 and 2017, respectively.

As mentioned earlier, there is limited activity in crop insurance during the first quarter of any year. The underwriting losses reported in the first quarters of 2017 and 2018 were primarily driven by development of the prior years’ crop season. The all other segment returned to more normal levels in the first quarter of 2018 after a favorable first quarter of 2017.

Fee and Other Income

NI Holdings had fee and other income of $377 for the three months ended March 31, 2018, compared to $347 for the three months ended March 31, 2017. The majority of fee income is attributable to the non-standard auto business.

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2018	2017
Average cash and invested assets	$313,808	$256,580
Net investment income	$1,369	$999
Return on average cash and invested assets	1.7%	1.6%

Investment income, net of investment expense, increased $370 for the three months ended March 31, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused by the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. The weighted average yield on invested assets rose slightly to 1.7% in 2018 from 1.6% in 2017.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $469 for the three months ended March 31, 2018, compared to $616 for the three months ended March 31, 2017. The Company did not record any other-than-temporary impairments in the three months ended March 31, 2018 or 2017.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At March 31, 2018, the Company had net unrealized losses on fixed income securities of $2,251 and net unrealized gains on equity securities of $18,094. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533.

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

Income before Income Taxes

For the three months ended March 31, 2018, NI Holdings had pre-tax income of $7,601 compared to pre-tax income of $7,031 for the three months ended March 31, 2017. The increase in pre-tax income was largely attributable to revenue growth in the private passenger auto and home and farm lines of business while maintaining a consistent overall combined ratio compared to a year ago.

Income Taxes

NI Holdings recorded income tax expense of $1,449 for the three months ended March 31, 2018, compared to $2,282 of income tax expense for the three months ended March 31, 2017. Our effective tax rate for the first quarter of 2018 was 19.1% compared to an effective tax rate of 32.5% for 2017.

Due to recent changes in federal tax laws, the corporate income tax rate decreased from a maximum of 35% in 2017 to a flat 21% for tax years 2018 and beyond. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets remained at $628 as of March 31, 2018 compared to December 31, 2017.

Net Income

For the three months ended March 31, 2018, NI Holdings had net income after non-controlling interest of $6,122 compared to net income after non-controlling interest of $4,689 for 2017. This increase in net income was primarily attributable to the lower corporate income tax rate as well as modest revenue growth in our personal lines of business.

Return on Average Equity

For the three months ended March 31, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 9.6% compared to annualized return on average equity, after non-controlling interest, of 9.5% for the three months ended March 31, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	March 31, 2018	December 31, 2017
Assets
Cash and investments	$313,731	$313,885
Premiums and agents’ balances receivable	26,968	25,632
Deferred policy acquisition costs	8,980	8,859
Other assets	26,445	28,612
Total assets	$376,124	376,988

Liabilities
Unpaid losses and loss adjustment expenses	$43,863	$45,890
Unearned premiums	65,388	63,262
Other liabilities	8,224	12,263
Total liabilities	117,475	121,415

Equity	258,649	255,573
Total liabilities and equity	$376,124	$376,988

At March 31, 2018, NI Holdings had total assets of $376,124, a slight decrease from December 31, 2017. Receivables from policyholders increased due to the growth of our personal lines of business, and were offset by a decrease in reinsurance recoverables on losses.

At March 31, 2018, total liabilities were $117,475, a decrease of $3,940, or 3.3%. A slight decrease in unpaid losses and loss adjustment expenses was offset by a slight increase in unearned premiums. Other liabilities declined as year-end payables were settled during first quarter 2018.

Total equity increased by $3,076, or 1.2%, during the three months ended March 31, 2018. The increase in equity primarily reflects net income of $6,152 for the three months ended March 31, 2018, partially offset by a decrease in accumulated other comprehensive income due to lower fair values of our fixed income securities.

Effect of Stock Offering on Nodak Insurance Company and NI Holdings

NI Holdings was formed on March 13, 2017 and became the holding company for Nodak Insurance and its existing subsidiaries. The increased capitalization from our initial public offering should (i) enhance investment income by increasing our investment portfolio, and (ii) provide capital to permit the Company to seek acquisitions and other diversification opportunities. The common stock of NI Holdings was available for public trading on March 16, 2017.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which are available if necessary to meet the demands of claim settlements and operating expenses.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$4,339	$6,164
Net cash used in investing activities	(6,724)	(8,925)
Net cash provided by financing activities	—	90,745
Net (increase) decrease in cash and cash equivalents	$(2,385)	$87,984

For the three months ended March 31, 2018, net cash provided by operating activities totaled $4,439 compared to $6,164 for the three months ended March 31, 2017. Net income of $6,152 for the three months ended March 31, 2018 was partially offset by a decrease in accrued expenses.

Net cash used in investing activities totaled $6,724 for the three months ended March 31, 2018, compared to $8,925 in the three months ended March 31, 2017, both reflecting the opportunity to invest excess cash in longer term investments.

There was no net cash provided by financing activities for the three months ended March 31, 2018. Net cash provided by financing activities of $90,745 for the three months ended March 31, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan.

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

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the three months ended March 31, 2018.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
March 1, 2018 to March 31, 2018	—	$—	—	$10,000

Total Shares of Common Stock	—	$—	—	$10,000

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10.0 million of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

On March 1, 2018, the Board of Directors awarded a targeted total of 48,600 Performance Share Unit grants to certain executive officers of the Company, pursuant to grant agreements, the form of which is attached as Exhibit 10.14 in this Quarterly Report on Form 10-Q.

Item 6. - Exhibits

Exhibit Number	Description
10.14	NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2018.

NI HOLDINGS, INC.
/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)