Form 10-Q
period 2018-06-30
NI Holdings, Inc.
filed 2018-08-03
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s common stock outstanding on August 3, 2018 was 22,359,844. No preferred shares are issued or outstanding.

i

ii

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$30,955	$27,594
Fixed income securities, at fair value	241,587	236,758
Equity securities, at fair value	49,805	47,561
Other investments	1,954	1,972
Total cash and investments	324,301	313,885

Premiums and agents' balances receivable	74,175	25,632
Deferred policy acquisition costs	12,190	8,859
Reinsurance premiums receivable	2,256	—
Reinsurance recoverables on losses	3,601	4,128
Federal income tax recoverable	13	—
Accrued investment income	1,832	1,996
Property and equipment	6,019	5,877
Receivable from Federal Crop Insurance Corporation	11,130	10,501
Goodwill	2,628	2,628
Other assets	3,253	3,482
Total assets	$441,398	$376,988

Liabilities:
Unpaid losses and loss adjustment expenses	$63,376	$45,890
Unearned premiums	99,954	63,262
Reinsurance payable	3,099	428
Federal income tax payable	—	991
Deferred income taxes, net	695	2,539
Accrued expenses and other liabilities	14,708	8,305
Commitments and contingencies	—	—
Total liabilities	181,832	121,415

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2018 – 22,359,844 shares, 2017 – 22,337,644 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	93,832	93,496
Unearned employee stock ownership plan shares	(2,157)	(2,157)
Retained earnings	159,213	152,865
Accumulated other comprehensive income, net of income taxes	12,932	15,998
Treasury stock, at cost, 2018 – 424,471 shares, 2017 – 446,671 shares	(7,638)	(8,037)
Non-controlling interest	3,154	3,178
Total equity	259,566	255,573

Total liabilities and equity	$441,398	$376,988

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$50,677	$45,653	$86,789	$78,462
Fee and other income	470	321	847	668
Net investment income	1,523	1,303	2,892	2,302
Net realized capital gain on investments	250	339	719	955
Total revenues	52,920	47,616	91,247	82,387

Expenses:
Losses and loss adjustment expenses	40,721	36,230	59,570	53,951
Amortization of deferred policy acquisition costs	8,618	6,301	15,657	11,310
Other underwriting and general expenses	3,184	5,124	8,022	10,134
Total expenses	52,523	47,655	83,249	75,395

Income (loss) before income taxes	397	(39)	7,998	6,992
Income taxes (benefit)	141	(156)	1,590	2,126
Net income	256	117	6,408	4,866
Net income (loss) attributable to non-controlling interest	30	(12)	60	48
Net income attributable to NI Holdings, Inc.	$226	$129	$6,348	$4,818

Basic earnings per common share	$0.01	$0.01	$0.28	$0.21
Diluted earnings per common share	$0.01	$0.01	$0.28	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income	$30	$226	$256	$60	$6,348	$6,408

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(24)	757	733	(106)	(3,162)	(3,268)
Reclassification adjustment for net realized capital loss (gain) included in net income	—	(250)	(250)	—	(719)	(719)
Other comprehensive income (loss), before income taxes	(24)	507	483	(106)	(3,881)	(3,987)

Income tax benefit (expense) related to items of other comprehensive income	5	(106)	(101)	22	815	837
Other comprehensive income (loss), net of income taxes	(19)	401	382	(84)	(3,066)	(3,150)

Comprehensive income (loss)	$11	$627	$638	$(24)	$3,282	$3,258

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total	Attributable to Non- Controlling Interest	Attributable to NI Holdings, Inc.	Total
Net income (loss)	$(12)	$129	$117	$48	$4,818	$4,866

Other comprehensive income, before income taxes:
Holding gains on investments	40	2,955	2,995	14	3,697	3,711
Reclassification adjustment for net realized capital loss (gain) included in net income	27	(366)	(339)	27	(982)	(955)
Other comprehensive income, before income taxes	67	2,589	2,656	41	2,715	2,756

Income tax (expense) benefit related to items of other comprehensive income	(23)	(906)	(929)	(14)	(950)	(964)
Other comprehensive income, net of income taxes	44	1,683	1,727	27	1,765	1,792

Comprehensive income	$32	$1,812	$1,844	$75	$6,583	$6,658

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statement of Changes in Equity

(dollar amounts in thousands)

Six Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2018	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	6,348	—	—	60	6,408
Other comprehensive (loss), net of income taxes	—	—	—	—	(3,066)	—	(84)	(3,150)
Share-based compensation	—	735	—	—	—	—	—	735
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Balance, June 30, 2018	$230	$93,832	$(2,157)	$159,213	$12,932	$(7,638)	$3,154	$259,566

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$6,408	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gain on investments	(719)	(955)
Deferred income tax expense	(1,006)	—
Depreciation of property and equipment	243	249
Amortization of intangibles	—	21
Share-based compensation	735	—
Amortization of deferred policy acquisition costs	15,657	11,310
Deferral of policy acquisition costs	(18,988)	(16,494)
Net amortization of premiums and discounts on investments	631	593
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(48,543)	(48,894)
Reinsurance receivables / payables	415	3,531
Reinsurance recoverables on losses	527	(3,200)
Accrued investment income	164	(547)
Receivable from Federal Crop Insurance Corporation	(629)	4,264
Federal income tax recoverable / payable	(1,004)	276
Other assets	229	912
Unpaid losses and loss adjustment expenses	17,486	12,987
Unearned premiums	36,692	34,749
Accrued expenses and other liabilities	6,401	6,781
Net cash provided by operating activities	14,699	10,449

Cash flows from investing activities:
Proceeds from sales of fixed income securities	38,286	11,712
Proceeds from sales of equity securities	5,033	2,904
Purchases of fixed income securities	(48,733)	(88,151)
Purchases of equity securities	(5,559)	(19,252)
Purchases of property and equipment, net	(383)	(542)
Other	18	2
Net cash used in investing activities	(11,338)	(93,327)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	93,145
Purchases of treasury stock	—	(8,037)
Loan to employee stock ownership plan	—	(2,400)
Net cash provided by financing activities	—	82,708

Net increase (decrease) in cash and cash equivalents	3,361	(170)

Cash and cash equivalents at beginning of period	27,594	18,318

Cash and cash equivalents at end of period	$30,955	$18,148

The Company paid $3,600 and $1,850 in federal income taxes during the six months ended June 30, 2018 and 2017, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we”, “us”, “our”, or “the Company” as used herein refer to the consolidated entity.

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

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets, and deferred policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,954 at June 30, 2018 and $1,972 at December 31, 2017.

Reclassifications:

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. This includes a change in the Company’s reportable segments that was made in the fourth quarter of the year ended December 31, 2017. The prior segments were non-standard auto, crop, and other property and casualty. The new segments used throughout this report are private passenger auto, non-standard auto, home and farm, crop, and all other.

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

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported losses and loss adjustment expenses on the basis of historical information by line of insurance. Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss reserving function through analysis of costs and trends and reviews of historical reserving results. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return. For the year ended December 31, 2016, the consolidated federal income tax return included Nodak Mutual Insurance Company and its wholly-owned subsidiaries. For the year ended December 31, 2017 and thereafter, the consolidated federal income tax return included and will include thereafter NI Holdings and its wholly-owned subsidiaries.

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

The Company has elected to reclassify any tax effects stranded in accumulated other comprehensive income as a result of a change in income tax rates to retained earnings.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three and six month periods ended June 30, 2018 and 2017.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

4.	Acquisition of Direct Auto Insurance Company

On May 31, 2018, the Company entered into an agreement to acquire 100% of the stock of Direct Auto Insurance Company (“Direct Auto”) from private shareholders. The agreement contains customary representations, warranties, and covenants by the Company and the other parties to the agreement. Closing of the transaction is expected later this year, subject to the receipt of regulatory approvals and other customary closing conditions.

Direct Auto is headquartered in Chicago, Illinois and underwrites specialty automobile insurance in the state of Illinois through independent agents. Following the completion of the transaction, it is expected that the current president (who is also one of the principal shareholders) of Direct Auto will continue to manage the Direct Auto insurance operations along with the current staff and management team.

It is expected that Direct Auto will become part of the Company’s non-standard auto business segment as of the closing date.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is expected to be the closing date for the Direct Auto transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date.

5.	Recent Accounting Pronouncements

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

In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statement of Cash Flows. All excess income tax benefits and income tax deficiencies should be recognized as income tax expense or benefit in the Consolidated Statement of Operations, instead of affecting additional paid-in-capital on the Consolidated Balance Sheet. These discrete income tax items should be classified along with other income tax cash flows as an operating activity on the Consolidated Statement of Cash Flows. In addition, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. This guidance is effective for annual periods beginning after December 15, 2016 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities in any period. An entity that elects early adoption must adopt all amendments in the same period. Amendments requiring recognition of excess income tax benefits and income tax deficiencies in the Consolidated Statement of Operations should be applied prospectively. The Company early adopted this guidance on a prospective basis for the year ended December 31, 2017. At the date of adoption, there was an immaterial impact to the computation of diluted earnings per share, but no impact to the Company’s financial position or results of operations.

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

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

In August and November 2016, the FASB issued amended guidance on the presentation and classification of various items in the Consolidated Statement of Cash Flows. The amendments address specific cash flow issues, including debt prepayments and contingent consideration payments made after a business combination. The amended guidance also requires the Consolidated Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Currently, the Consolidated Statement of Cash Flows only explains the change in cash and cash equivalents. The amended guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are to be applied using a retrospective transition method to each period presented. The adoption of this amended guidance will not have an impact on our financial position or results of operations. We do not expect this amended guidance to have a significant impact on our Consolidated Statement of Cash Flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.	Investments

The amortized cost and estimated fair value of investment securities as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$15,383	$115	$(211)	$15,287
Obligations of states and political subdivisions	57,231	452	(721)	56,962
Corporate securities	93,444	306	(1,600)	92,150
Residential mortgage-backed securities	41,651	34	(844)	40,841
Commercial mortgage-backed securities	14,906	—	(324)	14,582
Asset-backed securities	21,962	1	(198)	21,765
Total fixed income securities	244,577	908	(3,898)	241,587

Equity securities:
Basic materials	1,159	118	(14)	1,263
Communications	3,097	1,828	(144)	4,781
Consumer, cyclical	5,234	3,977	(62)	9,149
Consumer, non-cyclical	6,802	4,978	(425)	11,355
Energy	2,047	326	(319)	2,054
Financial	3,038	296	(120)	3,214
Industrial	5,000	3,528	(118)	8,410
Technology	4,112	5,593	(126)	9,579
Total equity securities	30,489	20,644	(1,328)	49,805
Total investments	$275,066	$21,552	$(5,226)	$291,392

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$175	$(57)	$9,649
Obligations of states and political subdivisions	81,741	1,171	(317)	82,595
Corporate securities	88,474	1,197	(220)	89,451
Residential mortgage-backed securities	28,557	124	(157)	28,524
Commercial mortgage-backed securities	11,228	61	(119)	11,170
Asset-backed securities	15,447	10	(88)	15,369
Total fixed income securities	234,978	2,738	(958)	236,758

Equity securities:
Basic materials	768	124	—	892
Communications	3,027	1,449	(154)	4,322
Consumer, cyclical	5,303	4,156	(120)	9,339
Consumer, non-cyclical	7,090	3,940	(125)	10,905
Energy	2,003	272	(44)	2,231
Financial	2,007	410	—	2,417
Industrial	5,038	4,167	—	9,205
Technology	3,792	4,668	(210)	8,250
Total equity securities	29,028	19,186	(653)	47,561
Total investments	$264,006	$21,924	$(1,611)	$284,319

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

	June 30, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$7,259	$7,254
After one year through five years	94,142	93,650
After five years through ten years	58,294	57,333
After ten years	6,363	6,162
Mortgage / asset-backed securities	78,519	77,188
Total fixed income securities	$244,577	$241,587

	December 31, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,761	$12,766
After one year through five years	86,830	87,642
After five years through ten years	69,586	70,680
After ten years	10,569	10,607
Mortgage / asset-backed securities	55,232	55,063
Total fixed income securities	$234,978	$236,758

Fixed income securities with a fair value of $3,392 at June 30, 2018 and $3,493 at December 31, 2017, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	June 30, 2018
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$9,919	$(208)	$748	$(3)	$10,667	$(211)
Obligations of states and political subdivisions	28,068	(548)	3,959	(173)	32,027	(721)
Corporate securities	67,967	(1,560)	1,122	(40)	69,089	(1,600)
Residential mortgage-backed securities	28,800	(558)	6,542	(286)	35,342	(844)
Commercial mortgage-backed securities	12,976	(233)	1,606	(91)	14,582	(324)
Asset-backed securities	15,453	(185)	1,224	(13)	16,677	(198)
Total fixed income securities	163,183	(3,292)	15,201	(606)	178,384	(3,898)

Equity securities:
Basic materials	415	(14)	—	—	415	(14)
Communications	430	(79)	630	(65)	1,060	(144)
Consumer, cyclical	376	(62)	—	—	376	(62)
Consumer, non-cyclical	3,036	(425)	—	—	3,036	(425)
Energy	132	(319)	—	—	132	(319)
Financial	1,626	(120)	—	—	1,626	(120)
Industrial	1,555	(118)	—	—	1,555	(118)
Technology	432	(75)	192	(51)	624	(126)
Total equity securities	8,002	(1,212)	822	(116)	8,824	(1,328)
Total investments	$171,185	$(4,504)	$16,023	$(722)	$187,208	$(5,226)

	December 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$6,442	$(54)	$497	$(3)	$6,939	$(57)
Obligations of states and political subdivisions	28,219	(251)	3,593	(66)	31,812	(317)
Corporate securities	39,025	(201)	1,195	(19)	40,220	(220)
Residential mortgage-backed securities	7,573	(40)	7,248	(117)	14,821	(157)
Commercial mortgage-backed securities	4,652	(64)	1,643	(55)	6,295	(119)
Asset-backed securities	13,386	(80)	781	(8)	14,167	(88)
Total fixed income securities	99,297	(690)	14,957	(268)	114,254	(958)

Equity securities:
Communications	840	(48)	107	(106)	947	(154)
Consumer, cyclical	898	(116)	214	(4)	1,112	(120)
Consumer, non-cyclical	1,894	(125)	—	—	1,894	(125)
Energy	243	(44)	—	—	243	(44)
Technology	634	(120)	152	(90)	786	(210)
Total equity securities	4,509	(453)	473	(200)	4,982	(653)
Total investments	$103,806	$(1,143)	$15,430	$(468)	$119,236	$(1,611)

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

The Company recorded no impairments during the three or six months ended June 30, 2018. The Company recorded impairments of $206 in the three and six months ended June 30, 2017.

As of June 30, 2018, we held 296 fixed income securities with unrealized losses. As of December 31, 2017, we held 196 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed income securities	$1,674	$1,580	$3,273	$2,911
Equity securities	243	93	472	163
Real estate	91	87	182	173
Cash and cash equivalents	43	34	62	44
Total gross investment income	2,051	1,794	3,989	3,291
Investment expenses	528	491	1,097	989
Net investment income	$1,523	$1,303	$2,892	$2,302

Net realized capital gain on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains	$626	$552	$1,195	$1,180
Gross realized losses, excluding other-than-temporary impairment losses	(376)	(7)	(476)	(19)
Other-than-temporary impairment losses	—	(206)	—	(206)
Net realized capital gain on investments	$250	$339	$719	$955
7.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at June 30, 2018 and December 31, 2017 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at June 30, 2018 or December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$15,287	$—	$15,287	$—
Obligations of states and political subdivisions	56,962	—	56,962	—
Corporate securities	92,150	—	92,150	—
Residential mortgage-backed securities	40,841	—	40,841	—
Commercial mortgage-backed securities	14,582	—	14,582	—
Asset-backed securities	21,765	—	21,765	—
Total fixed income securities	241,587	—	241,587	—

Equity securities:
Basic materials	1,263	1,263	—	—
Communications	4,781	4,781	—	—
Consumer, cyclical	9,149	9,149	—	—
Consumer, non-cyclical	11,355	11,355	—	—
Energy	2,054	2,054	—	—
Financial	3,214	3,214	—	—
Industrial	8,410	8,410	—	—
Technology	9,579	9,579	—	—
Total equity securities	49,805	49,805	—	—

Cash and cash equivalents	30,955	30,955	—	—
Total assets at fair value	$322,347	$80,760	$241,587	$—

	December 31, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$9,649	$—	$9,649	$—
Obligations of states and political subdivisions	82,595	—	82,595	—
Corporate securities	89,451	—	89,451	—
Residential mortgage-backed securities	28,524	—	28,524	—
Commercial mortgage-backed securities	11,170	—	11,170	—
Asset-backed securities	15,369	—	15,369	—
Total fixed income securities	236,758	—	236,758	—

Equity securities:
Basic materials	892	892	—	—
Communications	4,322	4,322	—	—
Consumer, cyclical	9,339	9,339	—	—
Consumer, non-cyclical	10,905	10,905	—	—
Energy	2,231	2,231	—	—
Financial	2,417	2,417	—	—
Industrial	9,205	9,205	—	—
Technology	8,250	8,250	—	—
Total equity securities	47,561	47,561	—	—

Cash and cash equivalents	27,594	27,594	—	—
Total assets at fair value	$311,913	$75,155	$236,758	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

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

As a group at June 30, 2018, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. These reinsurance risk limits are unchanged from 2017.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$88,580	$53,987	$127,854	$91,179
Assumed premium	3,249	3,249	4,532	4,488
Ceded premium	(6,559)	(6,559)	(8,878)	(8,878)
Net premiums	$85,270	$50,677	$123,508	$86,789

Percentage of assumed earned premium to net earned premium		6.4%		5.2%

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$83,671	$48,564	$120,051	$82,680
Assumed premium	3,396	3,368	4,591	4,539
Ceded premium	(8,953)	(6,279)	(11,431)	(8,757)
Net premiums	$78,114	$45,653	$113,211	$78,462

Percentage of assumed earned premium to net earned premium		7.4%		5.8%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct losses and loss adjustment expenses	$41,121	$36,093	$59,758	$55,735
Assumed losses and loss adjustment expenses	487	2,024	1,076	2,613
Ceded losses and loss adjustment expenses	(887)	(1,887)	(1,264)	(4,397)
Net losses and loss adjustment expenses	$40,721	$36,230	$59,570	$53,951

If 100% of our ceded reinsurance was cancelled as of June 30, 2018 or December 31, 2017, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

9.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$8,980	$9,681	$8,859	$8,942
Deferral of policy acquisition costs	11,828	10,746	18,988	16,494
Amortization of deferred policy acquisition costs	(8,618)	(6,301)	(15,657)	(11,310)
Balance, end of period	$12,190	$14,126	$12,190	$14,126

10.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expense	$45,890	$59,632
Reinsurance recoverables on losses	4,128	7,192
Net balance at beginning of period	41,762	52,440

Incurred related to:
Current year	60,152	58,917
Prior years	(582)	(4,966)
Total incurred	59,570	53,951

Paid related to:
Current year	25,220	23,782
Prior years	16,337	20,382
Total paid	41,557	44,164

Balance at end of period:
Liability for unpaid losses and loss adjustment expense	63,376	72,619
Reinsurance recoverables on losses	3,601	10,392
Net balance at end of period	$59,775	$62,227

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $582 during the six months ended June 30, 2018, compared to a decrease of $4,966 during the six months ended June 30, 2017. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

11.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017	Estimated Useful Life
Cost:
Real estate	$10,857	$10,633	10 - 31 years
Electronic data processing equipment	1,423	1,288	5-7 years
Furniture and fixtures	3,536	3,511	5-7 years
Automobiles	1,589	1,595	2-3 years
Gross cost	17,405	17,027

Accumulated depreciation	(11,386)	(11,150)
Total property and equipment, net	$6,019	$5,877

Depreciation expense was $104 and $125 for the three months ended June 30, 2018 and 2017, respectively, and $243 and $249 for the six months ended June 30, 2018 and 2017, respectively.

12.	Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $375 and $357 during the three months ended June 30, 2018 and 2017, respectively. Royalties paid to the NDFB were $682 and $651 during the six months ended June 30, 2018 and 2017, respectively. Royalty amounts payable of $166 and $99 were accrued as a liability to the NDFB at June 30, 2018 and December 31, 2017, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings after the conversion without the prior approval of the North Dakota Insurance Department is $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2018 or the year ended December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents (overdraft)	$606	$(726)
Investments	4,395	4,364
Premiums and agents’ balances receivable	4,522	4,055
Reinsurance recoverables on losses (1)	24,279	20,932
Accrued investment income	32	29
Deferred income tax asset, net	395	389
Property and equipment	363	370
Other assets	41	54
Total assets	$34,633	$29,467

Liabilities:
Unpaid losses and loss adjustment expenses	$9,575	$7,995
Unearned premiums	14,731	12,937
Notes payable (1)	3,000	3,000
Reinsurance payable (1)	3,263	965
Accrued expenses and other liabilities	910	1,392
Total liabilities	31,479	26,289

Equity:
Non-controlling interest	3,154	3,178
Total equity	3,154	3,178

Total liabilities and equity	$34,633	$29,467

(1) Amount eliminated in consolidation.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $34 and $0, respectively, during the three months ended June 30, 2018, and $11 and $0, respectively, during the three months ended June 30, 2017.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $76 and $0, respectively, during the six months ended June 30, 2018, and $69 and $0, respectively, during the six months ended June 30, 2017.

13.	Benefit Plans

The Company sponsors a profit-sharing plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the profit-sharing plan totaled $138 and $157 during the three months ended June 30, 2018 and 2017, respectively, and totaled $592 and $526 during the six months ended June 30, 2018 and 2017, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $99 and $115 during the three months ended June 30, 2018 and 2017, respectively, and totaled $239 and $230 during the six months ended June 30, 2018 and 2017, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $14 and $12 during the three months ended June 30, 2018 and 2017, respectively. Funds deposited were $158 and $117 during the six months ended June 30, 2018 and 2017, respectively.

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

The Company recognized compensation expense of $100 and $203 during the three and six months ended June 30, 2018, respectively.

At December 31, 2017, 24,315 ESOP shares were released and allocated to participants, with a remainder of 215,685 ESOP shares in suspense at both December 31, 2017 and June 30, 2018. Using the Company’s quarter-end market price of $16.95 per share, the fair value of the unearned ESOP shares was $3,656 at June 30, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

14.	Line of Credit

Nodak Insurance has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of June 30, 2018 or December 31, 2017. This line of credit is scheduled to expire on November 30, 2018.

15.	Income Taxes

At June 30, 2018 and December 31, 2017, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or six months ended June 30, 2018 or 2017.

At June 30, 2018 and December 31, 2017, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,951 of net operating loss carryover at December 31, 2017. The net operating loss carryforward expires beginning in 2021 through 2030.

16.	Operating Leases

We leased facilities, equipment, and software under non-cancellable operating leases expiring at various times through November 2017. Expenses related to these leases were $0 and $10 during the three months ended June 30, 2018 and 2017, respectively, and $0 and $20 during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, we have no minimum future commitments under non-cancellable leases.

We also sub-lease portions of our home office building under non-cancellable operating leases.

17.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of June 30, 2018 or December 31, 2017.

18.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Six Months Ended June 30,
	2018	2017
Shares outstanding, beginning of period	22,337,644	—
Initial public offering	—	23,000,000
Shares repurchased related to employee stock ownership plan	—	(240,000)
Treasury shares repurchased through stock repurchase authorization	—	(446,671)
Issuance of treasury shares for vesting of restricted stock units	22,200	—
Shares outstanding, end of period	22,359,844	22,313,329

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

19.	Stock Based Compensation

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

On May 22, 2018, the RSUs awarded to non-employee directors vested. Additional RSUs were awarded to non-employee directors to vest on the date of the next annual meeting of shareholders.

The Company recognizes stock-based compensation costs based on the grant date fair value over the vesting period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

A summary of the Company’s outstanding RSUs for the six months ended June 30, 2018, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value Per Share
Units outstanding at December 31, 2017	65,500	$17.31
Grants	40,000	16.25
Vested	(26,200)	17.31
Units outstanding at June 30, 2018	79,300	$16.88

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSU compensation expense	$208	$—	$642	$—
Income tax benefit	(44)	—	(135)	—
RSU compensation expense, net of income taxes	$164	$—	$507	$—

Note: Share-based compensation was not available prior to the Company’s initial public offering in March 2017.

At June 30, 2018, there was $1,021 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.55 years.

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

A summary of the Company’s outstanding PSUs for the six months ended June 30, 2018, is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at December 31, 2017	—	$—
Grants (at target)	48,600	16.25
Units outstanding at June 30, 2018	48,600	$16.25

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PSU compensation expense	$71	$—	$93	$—
Income tax benefit	(15)	—	(20)	—
PSU compensation expense, net of income taxes	$56	$—	$73	$—

Note: Share-based compensation was not available prior to the Company’s initial public offering in March 2017.

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At June 30, 2018, there was $697 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.50 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

20.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,377,421 and 22,369,632, respectively, during the three and six months ended June 30, 2018, and 22,663,280 and 22,711,373, respectively, during the three and six months ended June 30, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$226	$129	$6,348	$4,818
Denominator:
Weighted average shares outstanding	22,377,421	22,663,280	22,369,632	22,711,373
Basic earnings per common share	$0.01	$0.01	$0.28	$0.21

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$226	$129	$6,348	$4,818
Denominator:
Number of shares used in basic computation	22,377,421	22,663,280	22,369,632	22,711,373
Weighted average effect of dilutive securities
Add: Restricted stock units and performance share units	19,537	—	15,939	—
Number of shares used in per share computations	22,396,958	22,663,280	22,385,571	22,711,373
Diluted earnings per common share	$0.01	$0.01	$0.28	$0.21

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.	Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and six months ended June 30, 2018 and 2017. Prior years have been restated to reflect the change in segments. For presentation in these tables, “LAE” refers to loss adjustment expenses.

	Three Months Ended June 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$16,139	$3,476	$17,243	$15,084	$2,045	$53,987
Assumed premiums earned	4	—	(4)	2,283	966	3,249
Ceded premiums earned	(833)	—	(1,618)	(3,926)	(182)	(6,559)
Net premiums earned	15,310	3,476	15,621	13,441	2,829	50,677

Direct losses and LAE	11,177	2,973	16,542	9,724	705	41,121
Assumed losses and LAE	47	—	(62)	164	338	487
Ceded losses and LAE	(49)	—	47	(881)	(4)	(887)
Net losses and LAE	11,175	2,973	16,527	9,007	1,039	40,721

Gross margin	4,135	503	(906)	4,434	1,790	9,956

Underwriting and general expenses	4,703	890	5,138	163	908	11,802
Underwriting gain (loss)	(568)	(387)	(6,044)	4,271	882	(1,846)

Fee and other income		330				470
		(57)
Net investment income						1,523
Net realized capital gain on investments						250
Income before income taxes						397
Income taxes						141
Net income						256
Net income attributable to non-controlling interest						30
Net income attributable to NI Holdings, Inc.						$226

Loss and LAE ratio	73.0%	85.5%	105.8%	67.0%	36.7%	80.4%
Expense ratio	30.7%	25.6%	32.9%	1.2%	32.1%	23.3%
Combined ratio	103.7%	111.1%	138.7%	68.2%	68.8%	103.6%

Balances at June 30, 2018:
Premiums receivable	$17,365	$1,126	$9,819	$44,397	$1,468	$74,175
Deferred policy acquisition costs	3,754	322	5,250	2,267	597	12,190
Reinsurance recoverables	432	—	589	899	1,681	3,601
Receivable from Federal Crop Insurance Corporation	—	—	—	11,130	—	11,130

Unpaid losses and LAE	18,592	5,942	18,838	10,020	9,984	63,376
Unearned premiums	27,248	1,860	37,473	28,310	5,063	99,954

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$14,278	$2,590	$15,649	$14,138	$1,909	$48,564
Assumed premiums earned	4	—	1	2,435	928	3,368
Ceded premiums earned	(762)	—	(1,579)	(3,759)	(179)	(6,279)
Net premiums earned	13,520	2,590	14,071	12,814	2,658	45,653

Direct losses and LAE	7,432	2,347	14,224	11,573	517	36,093
Assumed losses and LAE	39	—	—	1,403	582	2,024
Ceded losses and LAE	262	—	347	(2,062)	(434)	(1,887)
Net losses and LAE	7,733	2,347	14,571	10,914	665	36,230

Gross margin	5,787	243	(500)	1,900	1,993	9,423

Underwriting and general expenses	5,921	807	6,264	(2,244)	677	11,425
Underwriting gain (loss)	(134)	(564)	(6,764)	4,144	1,316	(2,002)

Fee and other income		262				321
		(302)
Net investment income						1,303
Net realized capital gain on investments						339
Loss before income taxes						(39)
Income taxes (benefit)						(156)
Net income						117
Net loss attributable to non-controlling interest						(12)
Net income attributable to NI Holdings, Inc.						$129

Loss and LAE ratio	57.2%	90.6%	103.6%	85.2%	25.0%	79.4%
Expense ratio	43.8%	31.2%	44.5%	-17.5%	25.5%	25.0%
Combined ratio	101.0%	121.8%	148.1%	67.7%	50.5%	104.4%

Balances at June 30, 2017:
Premiums receivable	$15,600	$1,003	$8,328	$44,736	$1,215	$70,882
Deferred policy acquisition costs	2,577	277	5,238	5,586	448	14,126
Reinsurance recoverables	1,435	—	2,625	3,716	2,616	10,392
Receivable from Federal Crop Insurance Corporation	—	—	—	12,496	—	12,496

Unpaid losses and LAE	24,391	6,276	17,162	15,862	8,928	72,619
Unearned premiums	25,247	1,579	33,894	26,718	4,756	92,194

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$31,718	$6,467	$33,862	$15,084	$4,048	$91,179
Assumed premiums earned	8	—	(8)	2,283	2,205	4,488
Ceded premiums earned	(1,591)	—	(3,115)	(3,825)	(347)	(8,878)
Net premiums earned	30,135	6,467	30,739	13,542	5,906	86,789

Direct losses and LAE	21,364	4,937	21,958	10,063	1,436	59,758
Assumed losses and LAE	47	—	(49)	164	914	1,076
Ceded losses and LAE	(114)	—	(60)	(905)	(185)	(1,264)
Net losses and LAE	21,297	4,937	21,849	9,322	2,165	59,570

Gross margin	8,838	1,530	8,890	4,220	3,741	27,219

Underwriting and general expenses	9,122	1,925	10,092	651	1,889	23,679
Underwriting gain (loss)	(284)	(395)	(1,202)	3,569	1,852	3,540

Fee and other income		651				847
		256
Net investment income						2,892
Net realized capital gain on investments						719
Income before income taxes						7,998
Income taxes						1,590
Net income						6,408
Net income attributable to non-controlling interest						60
Net income attributable to NI Holdings, Inc.						$6,348

Loss and LAE ratio	70.7%	76.3%	71.1%	68.8%	36.7%	68.6%
Expense ratio	30.3%	29.8%	32.8%	4.8%	32.0%	27.3%
Combined ratio	100.9%	106.1%	103.9%	73.6%	68.6%	95.9%

Balances at June 30, 2018:
Premiums receivable	$17,365	$1,126	$9,819	$44,397	$1,468	$74,175
Deferred policy acquisition costs	3,754	322	5,250	2,267	597	12,190
Reinsurance recoverables	432	—	589	899	1,681	3,601
Receivable from Federal Crop Insurance Corporation	—	—	—	11,130	—	11,130

Unpaid losses and LAE	18,592	5,942	18,838	10,020	9,984	63,376
Unearned premiums	27,248	1,860	37,473	28,310	5,063	99,954

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$27,877	$5,121	$30,721	$15,164	$3,797	$82,680
Assumed premiums earned	8	—	2	2,437	2,092	4,539
Ceded premiums earned	(1,721)	—	(3,014)	(3,687)	(335)	(8,757)
Net premiums earned	26,164	5,121	27,709	13,914	5,554	78,462

Direct losses and LAE	17,461	4,719	19,509	12,106	1,940	55,735
Assumed losses and LAE	310	—	—	1,403	900	2,613
Ceded losses and LAE	(51)	—	(506)	(2,015)	(1,825)	(4,397)
Net losses and LAE	17,720	4,719	19,003	11,494	1,015	53,951

Gross margin	8,444	402	8,706	2,420	4,539	24,511

Underwriting and general expenses	10,128	1,492	9,777	(1,392)	1,439	21,444
Underwriting gain (loss)	(1,684)	(1,090)	(1,071)	3,812	3,100	3,067

Fee and other income		526				668
		(564)
Net investment income						2,302
Net realized capital gain on investments						955
Income before income taxes						6,992
Income taxes						2,126
Net income						4,866
Net income attributable to non-controlling interest						48
Net income attributable to NI Holdings, Inc.						$4,818

Loss and LAE ratio	67.7%	92.1%	68.6%	82.6%	18.3%	68.8%
Expense ratio	38.7%	29.1%	35.3%	-10.0%	25.9%	27.3%
Combined ratio	106.4%	121.3%	103.9%	72.6%	44.2%	96.1%

Balances at June 30, 2017:
Premiums receivable	$15,600	$1,003	$8,328	$44,736	$1,215	$70,882
Deferred policy acquisition costs	2,577	277	5,238	5,586	448	14,126
Reinsurance recoverables	1,435	—	2,625	3,716	2,616	10,392
Receivable from Federal Crop Insurance Corporation	—	—	—	12,496	—	12,496

Unpaid losses and LAE	24,391	6,276	17,162	15,862	8,928	72,619
Unearned premiums	25,247	1,579	33,894	26,718	4,756	92,194

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

22.	Subsequent Events

We have evaluated subsequent events through August 3, 2018, the date these consolidated financial statements were available for issuance.

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

All dollar amounts included in Item 2 herein are in thousands.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct premiums written	$88,580	$83,671	$127,854	$120,051
Net premiums earned	50,677	45,653	86,789	78,462
Net income before non-controlling interest	256	117	6,408	4,866

	June 30, 2018	December 31, 2017
Total assets	$441,398	$376,988
Equity	259,566	255,573

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

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most farmers obtain crop insurance on their plantings each year.

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

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are generally recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual interest rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the Federal Crop Insurance Corporation (“FCIC”) by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims occurring in the spring (primarily for prevented planting and required replanting claims), claims are required to be filed with the FCIC by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by NI Holdings covers crops planted in the spring.

Net investment income and net realized capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equity securities, and fixed income securities. Investment income includes interest and dividends earned on invested assets. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investments is managed by Conning, Inc. and Disciplined Growth Investors, who have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

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

Income taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At both June 30, 2018 and December 31, 2017, the Company had recorded valuation allowances with respect to its deferred income tax assets of $628. The effect of a change in tax rates is recognized in the period of the enactment date.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	June 30, 2018	December 31, 2017
Case reserves	$46,379	$29,376
IBNR reserves	13,396	12,386
Net unpaid losses and LAE	59,775	41,762
Reinsurance recoverables on losses	3,601	4,128
Liability for unpaid losses and LAE	$63,376	$45,890

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

As of June 30, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,107	$4,143	$18,160
Non-standard auto	5,295	647	5,942
Home and farm	13,945	4,304	18,249
Crop	9,099	22	9,121
All other	4,023	4,280	8,303
Net unpaid losses and LAE	$46,379	$13,396	$59,775
Reinsurance recoverables on losses	2,644	957	3,601
Liability for unpaid losses and LAE	$49,023	$14,353	$63,376

As of December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,008	$4,107	$17,115
Non-standard auto	5,186	624	5,810
Home and farm	6,667	2,394	9,061
Crop	997	22	1,019
All other	3,518	5,239	8,757
Net unpaid losses and LAE	$29,376	$12,386	$41,762
Reinsurance recoverables on losses	3,171	957	4,128
Liability for unpaid losses and LAE	$32,547	$13,343	$45,890

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of June 30, 2018, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after income taxes would be approximately $472.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development reserving function through analysis of costs and trends and reviews of historical reserving results. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2017, which is deemed consistent with June 30, 2018. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(395)
1%	401
3%	1,219
5%	2,062

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes to the level of case reserves as of December 31, 2017, which is deemed consistent with June 30, 2018. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the six months ended June 30, 2018, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $3,987. The fixed income portion of the portfolio experienced a modest decrease in unrealized gains and a larger decrease in unrealized losses.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the three and six months ended June 30, 2018, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities.

For more information on the Company’s investments, see Note 6 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the six months ended June 30, 2018 or the year ended December 31, 2017. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 7 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2018 and December 31, 2017, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	June 30, 2018	December 31, 2017
Deferred policy acquisition costs	$12,190	$8,859
Liability for unearned premiums	99,954	63,262

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

NI Holdings had gross deferred income tax assets of $5,986 at June 30, 2018 and $4,279 at December 31, 2017, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $628 was maintained at June 30, 2018 and December 31, 2017.

NI Holdings had gross deferred income tax liabilities of $6,053 at June 30, 2018 and $6,190 at December 31, 2017, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of June 30, 2018, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2016 are open for examination.

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

NI Holdings premium levels and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets that NI Holdings serve are diversified, which requires management to regularly monitor the Company’s performance and competitive position by line of business and geographic market to schedule appropriate rate actions. We believe that the market is in a “firming” phase in response to higher frequency and severity of weather-related events in our markets as well as the rest of the world.

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

For more information on the Company’s results of operations by segment, see Note 21 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Three Months ended June 30, 2018 and 2017

The consolidated net income for NI Holdings was $256 for the three months ended June 30, 2018 compared to $117 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended June 30,
	2018	2017
Revenues:
Net premiums earned	$50,677	$45,653
Fee and other income	470	321
Net investment income	1,523	1,303
Net realized capital gain on investments	250	339
Total revenues	$52,920	$47,616

Components of net income:
Net premiums earned	$50,677	$45,653
Losses and loss adjustment expenses	40,721	36,230
Amortization of deferred policy acquisition costs and other underwriting and general expenses	11,802	11,425
Underwriting income (loss)	(1,846)	(2,002)
Fee and other income	470	321
Net investment income	1,523	1,303
Net realized capital gain on investments	250	339
Income (loss) before income taxes	397	(39)
Income taxes (benefit)	141	(156)
Net income	$256	$117

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended June 30, 2018 increased 11.1% to $50,677 compared to $45,653 for the three months ended June 30, 2017.

	Three Months Ended June 30,
	2018	2017
Net premiums earned:
Private passenger auto	$15,310	$13,520
Non-standard auto	3,476	2,590
Home and farm	15,621	14,071
Crop	13,441	12,814
All other	2,829	2,658
Total net premiums earned	$50,677	$45,653

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada. Our crop business began recognizing premiums in second quarter as the planting season started.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended June 30, 2018 increased 12.4% to $40,721 compared to $36,230 for the three months ended June 30, 2017. The Company’s loss and LAE ratio increased to 80.4% for 2018, compared to 79.4% for 2017.

	Three Months Ended June 30,
	2018	2017
Loss and LAE ratio:
Private passenger auto	73.0%	57.2%
Non-standard auto	85.5%	90.6%
Home and farm	105.8%	103.6%
Crop	67.0%	85.2%
All other	36.7%	25.0%
Total loss and LAE ratio	80.4%	79.4%

The Company’s overall loss and LAE experience deteriorated slightly year-over-year. While non-standard auto business improved as a result of strategic pricing and underwriting actions, private passenger auto experience increased from a year ago due to a normal frequency of claims compared to a favorable volume last year. Home and farm experience was slightly higher in 2018 due to additional losses established for late June storms in 2018. Crop insurance experience for second quarter is near targeted levels compared to the early season drought conditions in western North Dakota that we experienced in 2017. The commercial and assumed reinsurance portions of the all other segment experience ran at targeted levels in second quarter 2018 after a favorable second quarter 2017.

NI Holdings realized favorable development on prior accident years of $658 in the second quarter of 2018, compared to $2,167 of favorable development on prior accident years realized in the second quarter of 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased slightly to $11,802 in second quarter 2018 compared to $11,425 in 2017. Underlying expenses were $857 lower in the three months ended June 30, 2018 compared to a year ago across various expense categories. Expense deferrals were $1,083 higher in second quarter 2018 compared to second quarter 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $2,317 higher in 2018 due to updated assumptions in our methodology for deferred policy acquisition costs. The expense ratio of 23.3% for the three months ended June 30, 2018 was 1.7% lower than the expense ratio in the second quarter of 2017 due to the increase in net premiums earned.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended June 30,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(568)	$(134)
Non-standard auto	(387)	(564)
Home and farm	(6,044)	(6,764)
Crop	4,271	4,144
All other	882	1,316
Total underwriting gain (loss)	$(1,846)	$(2,002)

The underwriting results of the Company for second quarter improved year-over-year. Private passenger auto had higher loss experience in the second quarter 2018 compared to 2017, while non-standard auto results benefitted from strategic pricing actions taken over the last year. The underwriting loss on home and farm business decreased due to improvement in expenses, partially offset by higher loss experience. Our crop insurance business was slightly better net of reinsurance impacts without the severe drought conditions that impacted 2017. Loss experience on our all other segment increased in 2018 after a favorable second quarter 2017, resulting in a lower comparable underwriting gain in second quarter 2018.

Rate increases and other underwriting actions on our non-standard auto business reduced the underwriting loss modestly from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. Fee income on this business was $330 and $262 for the three months ended June 30, 2018 and 2017, respectively.

Fee and Other Income

NI Holdings had fee and other income of $470 for the three months ended June 30, 2018, compared to $321 for the three months ended June 30, 2017. The majority of fee income is attributable to the non-standard auto business.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,
	2018	2017
Average cash and invested assets	$319,016	$304,514

Gross investment income	$2,051	$1,794
Investment expenses	528	491
Net investment income	$1,523	$1,303

Gross return on average cash and invested assets	2.6%	2.4%
Net return on average cash and invested assets	1.9%	1.7%

Investment income, net of investment expense, increased $220 for the three months ended June 30, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused by the timing of the investment actions taken with respect to the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. The weighted average gross yield on invested assets rose to 2.6% in 2018 from 2.4% in 2017.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $250 for the three months ended June 30, 2018, compared to $339 for the three months ended June 30, 2017. The Company recorded $0 and $206 of other-than-temporary impairments in the three months ended June 30, 2018 and 2017, respectively.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2018, the Company had net unrealized losses on fixed income securities of $2,990 and net unrealized gains on equity securities of $19,316. At December

31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. The decrease in the fair value of our fixed income securities is attributable to a general rise in the interest rate environment during the first six months of 2018.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that the Company will not recover the entire amortized cost basis.

Income before Income Taxes

For the three months ended June 30, 2018, NI Holdings had pre-tax income of $397 compared to a pre-tax loss of $39 for the three months ended June 30, 2017. The increase in pre-tax income was largely attributable to revenue growth in the private passenger auto line of business while achieving an improved overall combined ratio compared to a year ago.

Income Taxes

NI Holdings recorded income tax expense of $141 for the three months ended June 30, 2018, compared to income tax benefit of $156 for the three months ended June 30, 2017. Our effective tax rate for the second quarter of 2018 was 35.5% compared to an effective tax rate of 400.0% for the second quarter of 2017. The effective tax rates for the second quarter of both years are not meaningful due to the impact of adjustments made to the estimated annualized effective tax rate from quarter to quarter and the near break-even pre-tax operating results experienced for both years.

Due to recent changes in federal tax laws, the corporate income tax rate decreased from a maximum of 35% in 2017 to a flat 21% for tax years 2018 and beyond. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment of a tax rate change. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets remained at $628 as of June 30, 2018, the same amount as December 31, 2017.

Net Income

For the three months ended June 30, 2018, NI Holdings had net income after non-controlling interest of $226 compared to net income after non-controlling interest of $129 for 2017. This increase in net income was primarily attributable to the lower overall combined ratio as well as the revenue growth in our private passenger auto line of business.

Return on Average Equity

For the three months ended June 30, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 0.4% compared to annualized return on average equity, after non-controlling interest, of 0.2% for the three months ended June 30, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Six Months ended June 30, 2018 and 2017

The consolidated net income for NI Holdings was $6,408 for the six months ended June 30, 2018 compared to $4,866 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Six Months Ended June 30,
	2018	2017
Revenues:
Net premiums earned	$86,789	$78,462
Fee and other income	847	668
Net investment income	2,892	2,302
Net realized capital gain on investments	719	955
Total revenues	$91,247	$82,387

Components of net income:
Net premiums earned	$86,789	$78,462
Losses and loss adjustment expenses	59,570	53,951
Amortization of deferred policy acquisition costs and other underwriting and general expenses	23,679	21,444
Underwriting income	3,540	3,067
Fee and other income	847	668
Net investment income	2,892	2,302
Net realized capital gain on investments	719	955
Income before income taxes	7,998	6,992
Income taxes	1,590	2,126
Net income	$6,408	$4,866

Net Premiums Earned

NI Holdings’ net premiums earned for the six months ended June 30, 2018 increased 10.6% to $86,789 compared to $78,462 for the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	2017
Net premiums earned:
Private passenger auto	$30,135	$26,164
Non-standard auto	6,467	5,121
Home and farm	30,739	27,709
Crop	13,542	13,914
All other	5,906	5,554
Total net premiums earned	$86,789	$78,462

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada. Our crop business began to recognize premiums in second quarter as the planting season started, and the current year net premiums earned are based on a lower estimate of annual crop premiums than this same time a year ago.

Losses and LAE

NI Holdings’ net losses and LAE for the six months ended June 30, 2018 increased 10.4% to $59,570 compared to $53,951 for the six months ended June 30, 2017. The Company’s loss and LAE ratio decreased slightly to 68.6% for 2018, compared to 68.8% for 2017.

	Six Months Ended June 30,
	2018	2017
Loss and LAE ratio:
Private passenger auto	70.7%	67.7%
Non-standard auto	76.3%	92.1%
Home and farm	71.1%	68.6%
Crop	68.8%	82.6%
All other	36.7%	18.3%
Total loss and LAE ratio	68.6%	68.8%

The Company’s overall loss and LAE experience was generally steady year-over-year. Private passenger auto as well as home and farm both experienced modestly higher loss and LAE ratios, while experience on the non-standard auto and crop businesses both improved from last year. The assumed reinsurance portion of the all other segment experience rose to more normal levels in the first six months of 2018 compared to a minimal amount of losses in 2017.

NI Holdings realized favorable development on prior accident years of $582 in the six months ended June 30, 2018, compared to $4,966 of favorable development on prior accident years realized in the first six months of 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $2,235 in 2018, or 10.4%, compared to 2017. Underlying expenses were $382 higher in the six months ended June 30, 2018 due to increased commissions and processing fees related to the increased premium writings, and higher share-based compensation. Expense deferrals were $2,494 higher in 2018 than 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $4,347 higher in 2018 due to updated assumptions in our methodology for deferred policy acquisition costs. The expense ratio of 27.3% for the six months ended June 30, 2018 was the same as a year ago.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Six Months Ended June 30,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(284)	$(1,684)
Non-standard auto	(395)	(1,090)
Home and farm	(1,202)	(1,071)
Crop	3,569	3,812
All other	1,852	3,100
Total underwriting gain	$3,540	$3,067

The underwriting results for our private passenger auto and non-standard auto businesses improved significantly year-over-year, partially offset by lower underwriting results in home and farm business and our all other segments. Strategic pricing and underwriting actions implemented across the personal lines of business throughout 2017 helped to improve the underlying profitability of those lines in the first half of 2018.

Rate increases and other underwriting actions on our non-standard auto business reduced the underwriting loss considerably from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. Fee income on this business was $651 and $526 for the six months ended June 30, 2018 and 2017, respectively.

The underwriting results on our crop insurance business are lower than a year ago. In 2017, the higher loss ratio caused by the early season drought conditions in western North Dakota were offset by a high level of deferred policy acquisition costs. In 2018, normal loss and expense ratios, including a lower level of deferred policy acquisition costs based on updated assumptions in our methodology, equates to a combined ratio that is slightly higher than last year. The all other segment returned to more normal levels in the first six months of 2018 after a favorable first half of 2017.

Fee and Other Income

NI Holdings had fee and other income of $847 for the six months ended June 30, 2018, compared to $668 for the six months ended June 30, 2017. The majority of fee income is attributable to the non-standard auto business.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Six Months Ended June 30,
	2018	2017
Average cash and invested assets	$319,093	$255,611

Gross investment income	$3,989	$3,291
Investment expenses	1,097	989
Net investment income	$2,892	$2,302

Gross return on average cash and invested assets	2.5%	2.6%
Net return on average cash and invested assets	1.8%	1.8%

Investment income, net of investment expense, increased $590 for the six months ended June 30, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused by the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. The weighted average gross yield on invested assets decreased slightly to 2.5% in 2018 compared to 2.6% in 2017, due to the significant increase in the average cash and invested assets from 2017 to 2018.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $719 for the six months ended June 30, 2018, compared to $955 for the six months ended June 30, 2017. The Company recorded $0 and $206 of other-than-temporary impairments in the six months ended June 30, 2018 and 2017, respectively.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2018, the Company had net unrealized losses on fixed income securities of $2,990 and net unrealized gains on equity securities of $19,316. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. The decrease in the fair value of our fixed income securities is attributable to a general rise in the interest rate environment during the first six months of 2018.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that the foregoing declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that the Company will not recover the entire amortized cost basis.

Income before Income Taxes

For the six months ended June 30, 2018, NI Holdings had pre-tax income of $7,998 compared to pre-tax income of $6,992 for the six months ended June 30, 2017. The increase in pre-tax income was largely attributable to revenue growth in the private passenger auto and home and farm lines of business while maintaining a consistent overall combined ratio compared to a year ago.

Income Taxes

NI Holdings recorded income tax expense of $1,590 for the six months ended June 30, 2018, compared to $2,126 of income tax expense for the six months ended June 30, 2017. Our effective tax rate for the first half of 2018 was 19.9% compared to an effective tax rate of 30.4% for the same period of 2017.

Due to recent changes in federal tax laws, the corporate income tax rate decreased from a maximum of 35% in 2017 to a flat 21% for tax years 2018 and beyond. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment of a tax rate change. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets remained at $628 as of June 30, 2018, the same amount as December 31, 2017.

Net Income

For the six months ended June 30, 2018, NI Holdings had net income after non-controlling interest of $6,348 compared to net income after non-controlling interest of $4,818 for 2017. This increase in net income was primarily attributable to the revenue growth in our personal lines of business as well as the lower corporate income tax rate.

Return on Average Equity

For the six months ended June 30, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 5.0% compared to annualized return on average equity, after non-controlling interest, of 5.0% for the six months ended June 30, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	June 30, 2018	December 31, 2017
Assets
Cash and investments	$324,301	$313,885
Premiums and agents’ balances receivable	74,175	25,632
Deferred policy acquisition costs	12,190	8,859
Other assets	30,732	28,612
Total assets	$441,398	376,988

Liabilities
Unpaid losses and loss adjustment expenses	$63,376	$45,890
Unearned premiums	99,954	63,262
Other liabilities	18,502	12,263
Total liabilities	181,832	121,415

Equity	259,566	255,573
Total liabilities and equity	$441,398	$376,988

At June 30, 2018, NI Holdings had total assets of $441,398, an increase of $64,410, or 17.1%, from December 31, 2017. Receivables from policyholders increased due to recognition of crop insurance sales in second quarter. Deferred policy acquisition costs also increased due to the recognition of sales commissions on crop insurance policies during the second quarter.

At June 30, 2018, total liabilities were $181,832, an increase of $60,417, or 49.8%, from December 31, 2017. Second quarter unpaid losses are typically higher than fourth quarter due to weather-related experience, and also include unpaid losses on crop insurance. Unearned premiums for June 30 reflect the influx of crop insurance premiums written in the second quarter. Other liabilities increased as commissions and processing fees were accrued for crop business.

Total equity increased by $3,993, or 1.6%, during the six months ended June 30, 2018. The increase in equity primarily reflects consolidated net income of $6,408 for the six months ended June 30, 2018, partially offset by a decrease in accumulated other comprehensive income due to lower fair values of our fixed income securities.

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

The change in cash and cash equivalents for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$14,699	$10,449
Net cash used in investing activities	(11,338)	(93,327)
Net cash provided by financing activities	—	82,708
Net increase (decrease) in cash and cash equivalents	$3,361	$(170)

For the six months ended June 30, 2018, net cash provided by operating activities totaled $14,699 compared to $10,449 for the six months ended June 30, 2017. Consolidated net income of $6,408 for the six months ended June 30, 2018 compared to $4,866 for the six months ended June 30, 2017. Unearned premiums and unpaid losses and loss adjustment expenses increased considerably, partially offset by an increase in premiums receivable.

Net cash used in investing activities totaled $11,338 for the six months ended June 30, 2018, compared to $93,327 in the six months ended June 30, 2017, resulting from the opportunity to invest cash generated from operating activities in longer term investments. The 2017 activity also reflects the investment of excess cash raised from our initial public offering.

There was no net cash provided by financing activities for the six months ended June 30, 2018. Net cash provided by financing activities of $82,708 for the six months ended June 30, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the purchase of treasury stock.

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

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 5 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock during the three or six months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
March 1, 2018 to March 31, 2018	—	$—	—	$10,000

April 1, 2018 to June 30, 2018	—	—	—	10,000

Total Shares of Common Stock	—	$—	—	$10,000

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10.0 million of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

Not Applicable

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2018.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)