Form 10-Q
period 2018-09-30
NI Holdings, Inc.
filed 2018-11-13
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on November 13, 2018 was 22,359,844. No preferred shares are issued or outstanding.

i

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes; and
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from private shareholders. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	our ability to successfully integrate Direct Auto;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$51,660	$27,594
Fixed income securities, at fair value	247,406	236,758
Equity securities, at fair value	59,725	47,561
Other investments	1,954	1,972
Total cash and investments	360,745	313,885

Premiums and agents' balances receivable	62,745	25,632
Deferred policy acquisition costs	11,793	8,859
Reinsurance premiums receivable	2,311	—
Reinsurance recoverables on losses	5,628	4,128
Federal income tax recoverable	34	—
Accrued investment income	1,796	1,996
Property and equipment	6,104	5,877
Receivable from Federal Crop Insurance Corporation	29,284	10,501
Goodwill and intangibles	7,036	2,628
Other assets	3,406	3,482
Total assets	$490,882	$376,988

Liabilities:
Unpaid losses and loss adjustment expenses	$105,653	$45,890
Unearned premiums	98,308	63,262
Reinsurance payable	3,055	428
Federal income tax payable	—	991
Deferred income taxes, net	2,391	2,539
Accrued expenses and other liabilities	12,083	8,305
Commitments and contingencies	—	—
Total liabilities	221,490	121,415

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2018 – 22,359,844 shares, 2017 – 22,337,644 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	94,087	93,496
Unearned employee stock ownership plan shares	(2,157)	(2,157)
Retained earnings	169,057	152,865
Accumulated other comprehensive income, net of income taxes	12,637	15,998
Treasury stock, at cost, 2018 – 424,471 shares, 2017 – 446,671 shares	(7,638)	(8,037)
Non-controlling interest	3,176	3,178
Total equity	269,392	255,573

Total liabilities and equity	$490,882	$376,988

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$54,136	$52,525	$140,925	$130,987
Fee and other income	5,175	752	6,022	1,420
Net investment income	1,629	1,404	4,521	3,706
Net realized capital gain on investments	3,160	1,885	3,879	2,840
Total revenues	64,100	56,566	155,347	138,953

Expenses:
Losses and loss adjustment expenses	37,456	49,599	97,026	103,550
Amortization of deferred policy acquisition costs	10,951	9,792	26,608	21,102
Other underwriting and general expenses	3,787	300	11,809	10,434
Total expenses	52,194	59,691	135,443	135,086

Income (loss) before income taxes	11,906	(3,125)	19,904	3,867
Income taxes (benefit)	2,029	(432)	3,619	1,694
Net income (loss)	9,877	(2,693)	16,285	2,173
Net income attributable to non-controlling interest	33	40	93	88
Net income (loss) attributable to NI Holdings, Inc.	$9,844	$(2,733)	$16,192	$2,085

Basic earnings (loss) per common share	$0.44	$(0.12)	$0.72	$0.09
Diluted earnings (loss) per common share	$0.44	$(0.12)	$0.72	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$9,844	$33	$9,877	$16,192	$93	$16,285

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	2,787	(14)	2,773	(375)	(120)	(495)
Reclassification adjustment for net realized capital gain included in net income	(3,160)	—	(3,160)	(3,879)	—	(3,879)
Other comprehensive loss, before income taxes	(373)	(14)	(387)	(4,254)	(120)	(4,374)

Income tax benefit related to items of other comprehensive income	78	3	81	893	25	918
Other comprehensive loss, net of income taxes	(295)	(11)	(306)	(3,361)	(95)	(3,456)

Comprehensive income (loss)	$9,549	$22	$9,571	$12,831	$(2)	$12,829

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(2,733)	$40	$(2,693)	$2,085	$88	$2,173

Other comprehensive income (loss), before income taxes:
Holding gains on investments	1,602	9	1,611	5,299	23	5,322
Reclassification adjustment for net realized capital loss (gain) included in net income	(1,909)	24	(1,885)	(2,891)	51	(2,840)
Other comprehensive income (loss), before income taxes	(307)	33	(274)	2,408	74	2,482

Income tax benefit (expense) related to items of other comprehensive income	107	(12)	95	(843)	(26)	(869)
Other comprehensive income (loss), net of income taxes	(200)	21	(179)	1,565	48	1,613

Comprehensive income (loss)	$(2,933)	$61	$(2,872)	$3,650	$136	$3,786

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, July 1, 2018	$230	$93,832	$(2,157)	$159,213	$12,932	$(7,638)	$3,154	$259,566

Net income	—	—	—	9,844	—	—	33	9,877
Other comprehensive loss, net of income taxes	—	—	—	—	(295)	—	(11)	(306)
Share-based compensation	—	255	—	—	—	—	—	255
Balance, September 30, 2018	$230	$94,087	$(2,157)	$169,057	$12,637	$(7,638)	$3,176	$269,392

Three Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, July 1, 2017	$230	$92,915	$(2,400)	$144,409	$12,070	$(8,037)	$3,597	$242,784

Net income (loss)	—	—	—	(2,733)	—	—	40	(2,693)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(200)	—	21	(179)
Balance, September 30, 2017	$230	$92,915	$(2,400)	$141,676	$11,870	$(8,037)	$3,658	$239,912

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity (continued)

(dollar amounts in thousands)

Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2018	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	16,192	—	—	93	16,285
Other comprehensive loss, net of income taxes	—	—	—	—	(3,361)	—	(95)	(3,456)
Share-based compensation	—	990	—	—	—	—	—	990
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Balance, September 30, 2018	$230	$94,087	$(2,157)	$169,057	$12,637	$(7,638)	$3,176	$269,392

Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2017	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418

Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income	—	—	—	2,085	—	—	88	2,173
Other comprehensive income, net of income taxes	—	—	—	—	1,565	—	48	1,613
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Balance, September 30, 2017	$230	$92,915	$(2,400)	$141,676	$11,870	$(8,037)	$3,658	$239,912

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,285	$2,173
Adjustments to reconcile net income to net cash used in operating activities:
Gain on acquisition of Direct Auto Insurance Company	(4,578)	—
Net realized capital gain on investments	(3,879)	(2,840)
Deferred income taxes	(670)	—
Depreciation of property and equipment	372	376
Amortization of intangibles	1,094	34
Share-based compensation	990	—
Amortization of deferred policy acquisition costs	26,608	21,102
Deferral of policy acquisition costs	(29,542)	(23,913)
Net amortization of premiums and discounts on investments	896	973
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(31,264)	(50,587)
Reinsurance receivables / payables	316	1,233
Reinsurance recoverables on losses	(1,500)	(1,488)
Accrued investment income	263	(473)
Receivable from Federal Crop Insurance Corporation	(18,783)	(3,922)
Federal income tax recoverable / payable	(2,511)	(156)
Other assets	184	885
Unpaid losses and loss adjustment expenses	18,796	25,795
Unearned premiums	19,091	18,371
Accrued expenses and other liabilities	3,121	4,642
Net cash used in operating activities	(4,712)	(7,795)

Cash flows from investing activities:
Proceeds from sales of fixed income securities	51,298	19,800
Proceeds from sales of equity securities	16,689	6,679
Purchases of fixed income securities	(57,423)	(95,008)
Purchases of equity securities	(8,722)	(20,891)
Purchases of property and equipment, net	(567)	(829)
Acquisition of Direct Auto Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	27,485	—
Other	18	2
Net cash provided by (used in) investing activities	28,778	(90,247)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	93,145
Purchases of treasury stock	—	(8,037)
Loan to employee stock ownership plan	—	(2,400)
Net cash provided by financing activities	—	82,708

Net increase (decrease) in cash and cash equivalents	24,066	(15,334)

Cash and cash equivalents at beginning of period	27,594	18,318

Cash and cash equivalents at end of period	$51,660	$2,984

The Company paid $6,800 and $1,850 in federal income taxes during the nine months ended September 30, 2018 and 2017, respectively.

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

These consolidated financial statements of NI Holdings include the financial position and results of NI Holdings and six other entities:

•	Nodak Insurance Company (“Nodak Insurance”, formerly Nodak Mutual Insurance Company prior to the conversion);
•	Nodak Agency, Inc. (“Nodak Agency”);
•	American West Insurance Company (“American West”);
•	Primero Insurance Company (“Primero”);
•	Battle Creek Mutual Insurance Company (“Battle Creek”, an affiliated company with Nodak Insurance); and
•	Direct Auto Insurance Company (“Direct Auto”).

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

Direct Auto, a wholly-owned subsidiary of NI Holdings, is a property and casualty company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018 via a stock purchase agreement. See Note 4.

The same executive management team provides oversight and strategic direction for the entire organization. Nodak Insurance provides common product oversight, pricing practices, and underwriting standards, as well as underwriting and claims administration, to itself, American West, and Battle Creek. Primero and Direct Auto personnel manage the day-to-day operations of their respective companies. The insurance companies share a combined business plan to achieve market penetration and underwriting profitability objectives. Distinctions within the products of the insurance companies generally relate to the states in which the risk is located and specific risk profiles targeted within similar classes of business.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets, deferred policy acquisition costs, and the valuations used to establish intangible assets acquired related to business combinations. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continuing appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,954 at September 30, 2018 and $1,972 at December 31, 2017.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return. For the year ended December 31, 2016, the consolidated federal income tax return included Nodak Mutual Insurance Company and its wholly-owned subsidiaries. For the year ended December 31, 2017 and thereafter, the consolidated federal income tax return included and will include thereafter NI Holdings and its wholly-owned subsidiaries. Direct Auto became part of the consolidated federal income tax return as of its acquisition date.

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

Goodwill and Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three and nine month periods ended September 30, 2018 and 2017.

Goodwill arising from the acquisition of Primero in 2014 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangible assets not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill which arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a bargain lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the bargain lease contract, Direct Auto trade name, and VOBA assets will be amortized over eighteen months, five years, and twelve months, respectively, from the August 31, 2018 valuation date.

4.	Acquisition of Direct Auto Insurance Company

On August 31, 2018, the Company completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. The Company realized a $4,578 gain on the bargain purchase of Direct Auto.

Direct Auto will remain headquartered in Chicago, Illinois and the current president (who was also one of the principal shareholders) of Direct Auto will continue to manage the Direct Auto insurance operations along with the current staff and management team. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Direct Auto transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date.

The acquired Direct Auto business contributed revenues of $3,663 and net income of $260 to the Company for the period from September 1, 2018 to September 30, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma Three Months Ended September 30,		Pro forma Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$67,126	$65,219	$180,323	$167,724

Net income (loss) attributable to NI Holdings, Inc.	5,550	(2,272)	12,029	7,750

Basic earnings (loss) per share attributable to NI Holdings, Inc.	0.25	(0.10)	0.54	0.34

Other than the gain on bargain purchase, the Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination to be included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Direct Auto to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2017, with the consequential tax effects. The gain is recognized in the first quarter of 2017 instead of the third quarter of 2018 for these pro forma amounts.

In 2018, the Company incurred $91 of acquisition-related costs. These expenses are included in other underwriting and general expense in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and are reflected in pro forma earnings for the year ended December 31, 2017 in the table above.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The Company paid $17,000 in cash consideration to the private shareholders of Direct Auto. The acquisition of Direct Auto did not include any contingent consideration. The following table summarizes the consideration transferred to acquire Direct Auto and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Acquisition of Direct Auto Insurance Company
Fair Value of Consideration:
Total cash consideration transferred	$17,000

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$44,485
Fixed income securities, at fair value	11,414
Equity securities, at fair value	14,634
Premiums and agents' balances receivable	5,849
Accrued investment income	63
Property and equipment	31
Bargain lease contract (included in intangibles)	20
License (included in intangibles)	100
Trade name (included in intangibles)	248
Value of business acquired (included in intangibles)	5,134
Other assets	107
Unpaid losses and loss adjustment expenses	(40,967)
Unearned premiums	(15,955)
Federal income tax payable	(1,486)
Deferred income taxes, net	(1,442)
Accrued expenses and other liabilities	(657)
Total identifiable net assets	$21,578

Gain on bargain purchase	$4,578

The fair value of the assets acquired includes premiums and agents’ balances receivable of $5,849. This is the gross amount due from policyholders and agents, none of which is anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Direct Auto.

The fair values of the acquired bargain lease contract, state insurance license, Direct Auto trade name, and VOBA intangible assets of $20, $100, $248, and $5,134, respectively, are provisional pending receipt of the final valuations for those assets. The state insurance license has an indefinite life, while the other intangible assets will be amortized over useful lives of up to five years.

The gain realized on bargain purchase gain of $4,578 from the Direct Auto acquisition is included in fee and other income in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

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

In January 2016, the FASB issued amended guidance that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. This guidance is to be applied through a cumulative-effect adjustment to beginning retained earnings which results in no impact to the Company’s results of operations at the date of adoption. We will adopt this standard on its effective date of January 1, 2019 for emerging growth companies. The most significant anticipated impact, using values as of September 30, 2018, relate to the change in accounting for equity securities, where $19,826 of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained earnings. The after-tax change in accounting for equity securities will not likely affect the Company’s equity; however, the unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of Other Comprehensive Income, which will add a level of volatility to our net income.

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of cumulative adoption. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

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

In August 2016, the FASB issued amended guidance that addresses diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 using a retrospective transition method to each period presented or prospectively if adoption of an issue is impracticable. The adoption of this amended guidance will have no effect on our financial position or results of operations. We do not expect this amended guidance to have a significant impact on our Consolidated Statement of Cash Flows.

In November 2016, the FASB issued amended guidance on the presentation of restricted cash in the Consolidated Statement of Cash Flows. Entities will be required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are to be applied using a retrospective transition method to each period presented. The adoption of this amended guidance will no effect on our financial position or results of operations. We do not expect this amended guidance to have a significant impact on our Consolidated Statement of Cash Flows.

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

In August 2018, the FASB issued modified disclosure requirements relating to the fair value of assets and liabilities. The amended requirements are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect these modified requirements will have a material impact on our financial disclosures.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.	Investments

The amortized cost and estimated fair value of investment securities as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$18,977	$95	$(304)	$18,768
Obligations of states and political subdivisions	51,760	278	(860)	51,178
Corporate securities	100,329	242	(1,565)	99,006
Residential mortgage-backed securities	45,901	1	(1,215)	44,687
Commercial mortgage-backed securities	14,418	—	(382)	14,036
Asset-backed securities	19,910	—	(179)	19,731
Total fixed income securities	251,295	616	(4,505)	247,406

Equity securities:
Basic materials	1,605	39	(15)	1,629
Communications	5,415	1,681	(204)	6,892
Consumer, cyclical	5,223	4,132	—	9,355
Consumer, non-cyclical	9,478	5,652	(300)	14,830
Energy	1,805	209	(1)	2,013
Financial	4,490	273	(107)	4,656
Industrial	4,762	3,627	(29)	8,360
Technology	7,121	5,069	(200)	11,990
Total equity securities	39,899	20,682	(856)	59,725
Total investments	$291,194	$21,298	$(5,361)	$307,131

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$175	$(57)	$9,649
Obligations of states and political subdivisions	81,741	1,171	(317)	82,595
Corporate securities	88,474	1,197	(220)	89,451
Residential mortgage-backed securities	28,557	124	(157)	28,524
Commercial mortgage-backed securities	11,228	61	(119)	11,170
Asset-backed securities	15,447	10	(88)	15,369
Total fixed income securities	234,978	2,738	(958)	236,758

Equity securities:
Basic materials	768	124	—	892
Communications	3,027	1,449	(154)	4,322
Consumer, cyclical	5,303	4,156	(120)	9,339
Consumer, non-cyclical	7,090	3,940	(125)	10,905
Energy	2,003	272	(44)	2,231
Financial	2,007	410	—	2,417
Industrial	5,038	4,167	—	9,205
Technology	3,792	4,668	(210)	8,250
Total equity securities	29,028	19,186	(653)	47,561
Total investments	$264,006	$21,924	$(1,611)	$284,319

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

	September 30, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$13,432	$13,423
After one year through five years	96,945	96,322
After five years through ten years	56,627	55,359
After ten years	4,062	3,848
Mortgage / asset-backed securities	80,229	78,454
Total fixed income securities	$251,295	$247,406

	December 31, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,761	$12,766
After one year through five years	86,830	87,642
After five years through ten years	69,586	70,680
After ten years	10,569	10,607
Mortgage / asset-backed securities	55,232	55,063
Total fixed income securities	$234,978	$236,758

Fixed income securities with a fair value of $4,861 at September 30, 2018 and $3,493 at December 31, 2017, were deposited with various state regulatory agencies as required by law. The increase was primarily due to the Direct Auto acquisition. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	September 30, 2018
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$12,433	$(196)	$2,321	$(108)	$14,754	$(304)
Obligations of states and political subdivisions	23,395	(571)	7,155	(289)	30,550	(860)
Corporate securities	63,676	(1,286)	12,724	(279)	76,400	(1,565)
Residential mortgage-backed securities	30,864	(609)	12,339	(606)	43,203	(1,215)
Commercial mortgage-backed securities	11,280	(225)	2,756	(157)	14,036	(382)
Asset-backed securities	6,153	(53)	9,073	(126)	15,226	(179)
Total fixed income securities	147,801	(2,940)	46,368	(1,565)	194,169	(4,505)

Equity securities:
Basic materials	893	(15)	—	—	893	(15)
Communications	3,468	(149)	158	(55)	3,626	(204)
Consumer, cyclical	—	—	—	—	—	—
Consumer, non-cyclical	3,724	(300)	—	—	3,724	(300)
Energy	367	(1)	—	—	367	(1)
Financial	1,928	(107)	—	—	1,928	(107)
Industrial	696	(29)	—	—	696	(29)
Technology	2,449	(140)	151	(60)	2,600	(200)
Total equity securities	13,525	(741)	309	(115)	13,834	(856)
Total investments	$161,326	$(3,681)	$46,677	$(1,680)	$208,003	$(5,361)

	December 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$6,442	$(54)	$497	$(3)	$6,939	$(57)
Obligations of states and political subdivisions	28,219	(251)	3,593	(66)	31,812	(317)
Corporate securities	39,025	(201)	1,195	(19)	40,220	(220)
Residential mortgage-backed securities	7,573	(40)	7,248	(117)	14,821	(157)
Commercial mortgage-backed securities	4,652	(64)	1,643	(55)	6,295	(119)
Asset-backed securities	13,386	(80)	781	(8)	14,167	(88)
Total fixed income securities	99,297	(690)	14,957	(268)	114,254	(958)

Equity securities:
Communications	840	(48)	107	(106)	947	(154)
Consumer, cyclical	898	(116)	214	(4)	1,112	(120)
Consumer, non-cyclical	1,894	(125)	—	—	1,894	(125)
Energy	243	(44)	—	—	243	(44)
Technology	634	(120)	152	(90)	786	(210)
Total equity securities	4,509	(453)	473	(200)	4,982	(653)
Total investments	$103,806	$(1,143)	$15,430	$(468)	$119,236	$(1,611)

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

The Company recorded impairments of $382 during the three and nine months ended September 30, 2018. The Company recorded impairments of $124 during the three months ended September 30, 2017 and impairments of $330 during the nine months ended September 30, 2017.

As of September 30, 2018, we held 348 fixed income securities with unrealized losses. As of December 31, 2017, we held 196 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed income securities	$1,800	$1,703	$5,073	$4,614
Equity securities	244	79	716	242
Real estate	91	89	273	262
Cash and cash equivalents	31	6	93	50
Total gross investment income	2,166	1,877	6,155	5,168
Investment expenses	537	473	1,634	1,462
Net investment income	$1,629	$1,404	$4,521	$3,706

Net realized capital gain on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross realized gains	$3,973	$2,104	$5,168	$3,284
Gross realized losses, excluding other-than-temporary impairment losses	(431)	(95)	(907)	(114)
Other-than-temporary impairment losses	(382)	(124)	(382)	(330)
Net realized capital gain on investments	$3,160	$1,885	$3,879	$2,840
7.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at September 30, 2018 and December 31, 2017 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at September 30, 2018 or December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$18,768	$—	$18,768	$—
Obligations of states and political subdivisions	51,178	—	51,178	—
Corporate securities	99,006	—	99,006	—
Residential mortgage-backed securities	44,687	—	44,687	—
Commercial mortgage-backed securities	14,036	—	14,036	—
Asset-backed securities	19,731	—	19,731	—
Total fixed income securities	247,406	—	247,406	—

Equity securities:
Basic materials	1,629	1,629	—	—
Communications	6,892	6,892	—	—
Consumer, cyclical	9,355	9,355	—	—
Consumer, non-cyclical	14,830	14,830	—	—
Energy	2,013	2,013	—	—
Financial	4,656	4,656	—	—
Industrial	8,360	8,360	—	—
Technology	11,990	11,990	—	—
Total equity securities	59,725	59,725	—	—

Cash and cash equivalents	51,660	51,660	—	—
Total assets at fair value	$358,791	$111,385	$247,406	$—

	December 31, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$9,649	$—	$9,649	$—
Obligations of states and political subdivisions	82,595	—	82,595	—
Corporate securities	89,451	—	89,451	—
Residential mortgage-backed securities	28,524	—	28,524	—
Commercial mortgage-backed securities	11,170	—	11,170	—
Asset-backed securities	15,369	—	15,369	—
Total fixed income securities	236,758	—	236,758	—

Equity securities:
Basic materials	892	892	—	—
Communications	4,322	4,322	—	—
Consumer, cyclical	9,339	9,339	—	—
Consumer, non-cyclical	10,905	10,905	—	—
Energy	2,231	2,231	—	—
Financial	2,417	2,417	—	—
Industrial	9,205	9,205	—	—
Technology	8,250	8,250	—	—
Total equity securities	47,561	47,561	—	—

Cash and cash equivalents	27,594	27,594	—	—
Total assets at fair value	$311,913	$75,155	$236,758	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2018 or December 31, 2017.

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

As a group, during the nine months ended September 30, 2018, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. These reinsurance risk limits are unchanged from 2017.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$46,220	$63,737	$174,074	$154,916
Assumed premium	974	1,084	5,506	5,572
Ceded premium	(10,685)	(10,685)	(19,563)	(19,563)
Net premiums	$36,509	$54,136	$160,017	$140,925

Percentage of assumed earned premium to net earned premium		2.0%		4.0%

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$39,005	$57,979	$159,056	$140,659
Assumed premium	1,112	1,190	5,703	5,729
Ceded premium	(3,970)	(6,644)	(15,401)	(15,401)
Net premiums	$36,147	$52,525	$149,358	$130,987

Percentage of assumed earned premium to net earned premium		2.3%		4.4%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct losses and loss adjustment expenses	$39,219	$48,295	$98,977	$104,030
Assumed losses and loss adjustment expenses	827	2,699	1,903	5,312
Ceded losses and loss adjustment expenses	(2,590)	(1,395)	(3,854)	(5,792)
Net losses and loss adjustment expenses	$37,456	$49,599	$97,026	$103,550

If 100% of our ceded reinsurance was cancelled as of September 30, 2018 or December 31, 2017, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

9.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$12,190	$14,126	$8,859	$8,942
Deferral of policy acquisition costs	10,554	7,419	29,542	23,913
Amortization of deferred policy acquisition costs	(10,951)	(9,792)	(26,608)	(21,102)
Balance, end of period	$11,793	$11,753	$11,793	$11,753
10.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$45,890	$59,632
Reinsurance recoverables on losses	4,128	7,192
Net balance at beginning of period	41,762	52,440

Acquired unpaid losses and loss adjustment expenses related to:
Current year	17,795	—
Prior year	23,172	—
Total incurred	40,967	—

Incurred related to:
Current year	100,191	110,199
Prior years	(3,165)	(6,649)
Total incurred	97,026	103,550

Paid related to:
Current year	59,708	53,241
Prior years	20,022	26,002
Total paid	79,730	79,243

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	105,653	85,427
Reinsurance recoverables on losses	5,628	8,680
Net balance at end of period	$100,025	$76,747

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $3,165 during the nine months ended September 30, 2018, compared to a decrease of $6,649 during the nine months ended September 30, 2017. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

11.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017	Estimated Useful Life
Cost:
Real estate	$11,041	$10,633	10 - 31 years
Electronic data processing equipment	1,455	1,288	5-7 years
Furniture and fixtures	3,536	3,511	5-7 years
Automobiles	1,557	1,595	2-3 years
Gross cost	17,589	17,027

Accumulated depreciation	(11,485)	(11,150)
Total property and equipment, net	$6,104	$5,877

Depreciation expense was $129 and $127 for the three months ended September 30, 2018 and 2017, respectively, and $372 and $376 for the nine months ended September 30, 2018 and 2017, respectively.

12.	Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $383 and $351 during the three months ended September 30, 2018 and 2017, respectively. Royalties paid to the NDFB were $1,065 and $1,002 during the nine months ended September 30, 2018 and 2017, respectively. Royalty amounts payable of $30 and $99 were accrued as a liability to the NDFB at September 30, 2018 and December 31, 2017, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings after the conversion without the prior approval of the North Dakota Insurance Department is $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2018 or the year ended December 31, 2017.

The amount available for payment of dividends from Direct Auto to NI Holdings without the prior approval of the Illinois Department of Insurance is $1,206 based upon the policyholders’ surplus of Direct Auto at December 31, 2017. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto subsequent to December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents (overdraft)	$(375)	$(726)
Investments	4,336	4,364
Premiums and agents’ balances receivable	4,725	4,055
Reinsurance recoverables on losses (1)	22,337	20,932
Accrued investment income	33	29
Deferred income tax asset, net	390	389
Property and equipment	361	370
Other assets	53	54
Total assets	$31,860	$29,467

Liabilities:
Unpaid losses and loss adjustment expenses	$7,401	$7,995
Unearned premiums	14,962	12,937
Notes payable (1)	3,000	3,000
Reinsurance payable (1)	2,333	965
Accrued expenses and other liabilities	988	1,392
Total liabilities	28,684	26,289

Equity:
Non-controlling interest	3,176	3,178
Total equity	3,176	3,178

Total liabilities and equity	$31,860	$29,467

(1) Amount eliminated in consolidation.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $36 and $0, respectively, during the three months ended September 30, 2018, and $19 and $0, respectively, during the three months ended September 30, 2017.

Total statutory revenues and expenses of Battle Creek after intercompany eliminations, which is limited to net investment income and certain miscellaneous other income and expenses, were $112 and $0, respectively, during the nine months ended September 30, 2018, and $88 and $0, respectively, during the nine months ended September 30, 2017.

13.	Benefit Plans

The Company sponsors a profit-sharing plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the profit-sharing plan totaled $255 and $176 during the three months ended September 30, 2018 and 2017, respectively, and totaled $847 and $702 during the nine months ended September 30, 2018 and 2017, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $182 and $115 during the three months ended September 30, 2018 and 2017, respectively, and totaled $421 and $345 during the nine months ended September 30, 2018 and 2017, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. Funds deposited were $13 and $11 during the three months ended September 30, 2018 and 2017, respectively. Funds deposited were $171 and $128 during the nine months ended September 30, 2018 and 2017, respectively.

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

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts. The initial ESOP participants are employees of Nodak Insurance. The employees of Primero and Direct Auto will not participate in the ESOP. American West and Battle Creek have no employees.

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

The Company recognized compensation expense of $100 and $303 during the three and nine months ended September 30, 2018, respectively. The Company recognized compensation expense of $295 and $295 during the three and nine months ended September 30, 2017.

At December 31, 2017, 24,315 ESOP shares were released and allocated to participants, with a remainder of 215,685 ESOP shares in suspense at both December 31, 2017 and September 30, 2018. Using the Company’s quarter-end market price of $16.87 per share, the fair value of the unearned ESOP shares was $3,639 at September 30, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

14.	Line of Credit

Nodak Insurance has a $3,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of September 30, 2018 or December 31, 2017. This line of credit is scheduled to expire on November 30, 2018.

15.	Income Taxes

At September 30, 2018 and December 31, 2017, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or nine months ended September 30, 2018 or 2017.

At September 30, 2018 and December 31, 2017, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,951 of net operating loss carryover at December 31, 2017. The net operating loss carryforward expires beginning in 2021 through 2030.

16.	Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020. We leased equipment and software under non-cancellable operating leases expiring at various times in 2017. There were expenses of $35 and $15 related to these leases during the three months ended September 30, 2018 and 2017, and expenses of $65 and $65 during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
Remaining 2018	$75
2019	301
2020	121
2021	60
2022	60
2023	30

We also sub-lease portions of our home office building under non-cancellable operating leases.

17.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of September 30, 2018 or December 31, 2017.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

18.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Nine Months Ended September 30,
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

A summary of the Company’s outstanding RSUs for the nine months ended September 30, 2018, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value Per Share
Units outstanding at December 31, 2017	65,500	$17.31
Grants	40,000	16.25
Vested	(26,200)	17.31
Units outstanding at September 30, 2018	79,300	$16.88

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RSU compensation expense	$185	$—	$827	$—
Income tax benefit	(39)	—	(174)	—
RSU compensation expense, net of income taxes	$146	$—	$653	$—

Note: Share-based compensation was not available prior to the Company’s initial public offering in March 2017.

At September 30, 2018, there was $836 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.43 years.

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

A summary of the Company’s outstanding PSUs for the nine months ended September 30, 2018, is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at December 31, 2017	—	$—
Grants (at target)	48,600	16.25
Units outstanding at September 30, 2018	48,600	$16.25

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PSU compensation expense	$70	$—	$163	$—
Income tax benefit	(14)	—	(34)	—
PSU compensation expense, net of income taxes	$56	$—	$129	$—

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

At September 30, 2018, there was $627 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.25 years.

20.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,381,344 and 22,373,579, respectively, during the three and nine months ended September 30, 2018, and 22,313,329 and 22,577,233, respectively, during the three and nine months ended September 30, 2017. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$9,844	$(2,733)	$16,192	$2,085
Denominator:
Weighted average shares outstanding	22,381,344	22,313,329	22,373,579	22,577,233
Basic earnings per common share	$0.44	$(0.12)	$0.72	$0.09

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$9,844	$(2,733)	$16,192	$2,085
Denominator:
Number of shares used in basic computation	22,381,344	22,313,329	22,373,579	22,577,233
Weighted average effect of dilutive securities
Add: Restricted stock units and performance share units	32,732	—	21,598	—
Number of shares used in per share computations	22,414,076	22,313,329	22,395,177	22,577,233
Diluted earnings per common share	$0.44	$(0.12)	$0.72	$0.09

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.	Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and nine months ended September 30, 2018 and 2017. Prior years have been restated to reflect the change in segments. For presentation in these tables, “LAE” refers to loss adjustment expenses.

	Three Months Ended September 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$16,718	$7,052	$17,977	$19,880	$2,110	$63,737
Assumed premiums earned	3	—	(4)	27	1,058	1,084
Ceded premiums earned	(829)	—	(1,736)	(7,947)	(173)	(10,685)
Net premiums earned	15,892	7,052	16,237	11,960	2,995	54,136

Direct losses and LAE	11,940	4,387	16,414	4,976	1,502	39,219
Assumed losses and LAE	140	—	(122)	530	279	827
Ceded losses and LAE	(176)	—	78	(1,991)	(501)	(2,590)
Net losses and LAE	11,904	4,387	16,370	3,515	1,280	37,456

Gross margin	3,988	2,665	(133)	8,445	1,715	16,680

Underwriting and general expenses	4,235	2,348	4,678	2,695	782	14,738
Underwriting gain (loss)	(247)	317	(4,811)	5,750	933	1,942

Fee and other income		343				5,175
		660
Net investment income						1,629
Net realized capital gain on investments						3,160
Income before income taxes						11,906
Income taxes						2,029
Net income						9,877
Net income attributable to non-controlling interest						33
Net income attributable to NI Holdings, Inc.						$9,844

Non-GAAP Ratios:
Loss and LAE ratio	74.9%	62.2%	100.8%	29.4%	42.7%	69.2%
Expense ratio	26.6%	33.3%	28.8%	22.5%	26.1%	27.2%
Combined ratio	101.6%	95.5%	129.6%	51.9%	68.8%	96.4%

Balances at September 30, 2018:
Premiums receivable	$17,003	$7,498	$9,094	$27,710	$1,440	$62,745
Deferred policy acquisition costs	3,663	1,356	5,195	1,001	578	11,793
Reinsurance recoverables	42	—	979	2,425	2,182	5,628
Receivable from Federal Crop Insurance Corporation	—	—	—	29,284	—	29,284

Unpaid losses and LAE	19,094	48,020	15,536	13,714	9,289	105,653
Unearned premiums	26,363	17,871	36,764	12,509	4,801	98,308

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$15,015	$2,663	$16,327	$21,999	$1,975	$57,979
Assumed premiums earned	4	—	(15)	90	1,111	1,190
Ceded premiums earned	(744)	—	(1,403)	(4,333)	(164)	(6,644)
Net premiums earned	14,275	2,663	14,909	17,756	2,922	52,525

Direct losses and LAE	10,475	1,564	15,032	19,930	1,294	48,295
Assumed losses and LAE	(52)	—	—	(34)	2,785	2,699
Ceded losses and LAE	48	—	37	(1,683)	203	(1,395)
Net losses and LAE	10,471	1,564	15,069	18,213	4,282	49,599

Gross margin	3,804	1,099	(160)	(457)	(1,360)	2,926

Underwriting and general expenses	2,225	738	3,855	2,782	492	10,092
Underwriting gain (loss)	1,579	361	(4,015)	(3,239)	(1,852)	(7,166)

Fee and other income		276				752
		637
Net investment income						1,404
Net realized capital gain on investments						1,885
Loss before income taxes						(3,125)
Income taxes (benefit)						(432)
Net (loss)						(2,693)
Net income attributable to non-controlling interest						40
Net (loss) attributable to NI Holdings, Inc.						$(2,733)

Non-GAAP Ratios:
Loss and LAE ratio	73.4%	58.7%	101.1%	102.6%	146.5%	94.4%
Expense ratio	15.6%	27.7%	25.9%	15.7%	16.8%	19.2%
Combined ratio	88.9%	86.4%	126.9%	118.2%	163.4%	113.6%

Balances at September 30, 2017:
Premiums receivable	$15,400	$1,188	$7,970	$46,782	$1,233	$72,573
Deferred policy acquisition costs	3,506	304	4,797	2,593	553	11,753
Reinsurance recoverables	650	—	2,248	3,664	2,118	8,680
Receivable from Federal Crop Insurance Corporation	—	—	—	20,683	—	20,683

Unpaid losses and LAE	21,281	5,573	15,013	32,577	10,983	85,427
Unearned premiums	24,597	1,771	33,012	11,937	4,499	75,816

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$48,436	$13,519	$51,840	$34,963	$6,158	$154,916
Assumed premiums earned	11	—	(13)	2,311	3,263	5,572
Ceded premiums earned	(2,420)	—	(4,851)	(11,772)	(520)	(19,563)
Net premiums earned	46,027	13,519	46,976	25,502	8,901	140,925

Direct losses and LAE	33,303	9,324	38,372	15,040	2,938	98,977
Assumed losses and LAE	188	—	(171)	693	1,193	1,903
Ceded losses and LAE	(290)	—	18	(2,896)	(686)	(3,854)
Net losses and LAE	33,201	9,324	38,219	12,837	3,445	97,026

Gross margin	12,826	4,195	8,757	12,665	5,456	43,899

Underwriting and general expenses	13,357	4,273	14,770	3,346	2,671	38,417
Underwriting gain (loss)	(531)	(78)	(6,013)	9,319	2,785	5,482

Fee and other income		994				6,022
		916
Net investment income						4,521
Net realized capital gain on investments						3,879
Income before income taxes						19,904
Income taxes						3,619
Net income						16,285
Net income attributable to non-controlling interest						93
Net income attributable to NI Holdings, Inc.						$16,192

Non-GAAP Ratios:
Loss and LAE ratio	72.1%	69.0%	81.4%	50.3%	38.7%	68.8%
Expense ratio	29.0%	31.6%	31.4%	13.1%	30.0%	27.3%
Combined ratio	101.2%	100.6%	112.8%	63.5%	68.7%	96.1%

Balances at September 30, 2018:
Premiums receivable	$17,003	$7,498	$9,094	$27,710	$1,440	$62,745
Deferred policy acquisition costs	3,663	1,356	5,195	1,001	578	11,793
Reinsurance recoverables	42	—	979	2,425	2,182	5,628
Receivable from Federal Crop Insurance Corporation	—	—	—	29,284	—	29,284

Unpaid losses and LAE	19,094	48,020	15,536	13,714	9,289	105,653
Unearned premiums	26,363	17,871	36,764	12,509	4,801	98,308

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$42,893	$7,784	$47,047	$37,162	$5,773	$140,659
Assumed premiums earned	11	—	(12)	2,527	3,203	5,729
Ceded premiums earned	(2,465)	—	(4,417)	(8,019)	(500)	(15,401)
Net premiums earned	40,439	7,784	42,618	31,670	8,476	130,987

Direct losses and LAE	27,936	6,284	34,541	32,036	3,233	104,030
Assumed losses and LAE	258	—	—	1,369	3,685	5,312
Ceded losses and LAE	(3)	—	(469)	(3,698)	(1,622)	(5,792)
Net losses and LAE	28,191	6,284	34,072	29,707	5,296	103,550

Gross margin	12,248	1,500	8,546	1,963	3,180	27,437

Underwriting and general expenses	12,353	2,231	13,632	1,390	1,930	31,536
Underwriting gain (loss)	(105)	(731)	(5,086)	573	1,250	(4,099)

Fee and other income		802				1,420
		71
Net investment income						3,706
Net realized capital gain on investments						2,840
Income before income taxes						3,867
Income taxes						1,694
Net income						2,173
Net income attributable to non-controlling interest						88
Net income attributable to NI Holdings, Inc.						$2,085

Non-GAAP Ratios:
Loss and LAE ratio	69.7%	80.7%	79.9%	93.8%	62.5%	79.1%
Expense ratio	30.5%	28.7%	32.0%	4.4%	22.8%	24.1%
Combined ratio	100.3%	109.4%	111.9%	98.2%	85.3%	103.1%

Balances at September 30, 2017:
Premiums receivable	$15,400	$1,188	$7,970	$46,782	$1,233	$72,573
Deferred policy acquisition costs	3,506	304	4,797	2,593	553	11,753
Reinsurance recoverables	650	—	2,248	3,664	2,118	8,680
Receivable from Federal Crop Insurance Corporation	—	—	—	20,683	—	20,683

Unpaid losses and LAE	21,281	5,573	15,013	32,577	10,983	85,427
Unearned premiums	24,597	1,771	33,012	11,937	4,499	75,816

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the above tables. The remaining fee and other income amounts are not allocated to any segment, including the $4,578 gain realized on the bargain purchase of Direct Auto in the third quarter of 2018.

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net realized capital gain on investments, other income excluding non-standard auto insurance fees, and income taxes within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, federal income taxes recoverable or payable, and equity.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

22.	Subsequent Events

We have evaluated subsequent events through November 13, 2018, the date these consolidated financial statements were available for issuance.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers limited non-standard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Direct Auto offers limited non-standard auto insurance coverage in Illinois. Nodak Insurance and Battle Creek are rated an “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated an “A-”. Primero and Direct Auto are unrated.

American West is a wholly-owned subsidiary of Nodak Insurance, Primero is an indirect wholly-owned subsidiary of Nodak Insurance, and Direct Auto is a wholly-owned subsidiary of NI Holdings. Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. NI Holdings’ financial statements set forth herein include the consolidated financial results of NI Holdings, Direct Auto (from the acquisition date of August 31, 2018 and thereafter), and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek.

Acquisition of Direct Auto Insurance Company

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois.

Direct Auto remains headquartered in Chicago, Illinois and the current president (who was also one of the principal shareholders) of Direct Auto will continue to manage the Direct Auto insurance operations along with the current staff and management team. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

A chart of the corporate structure follows:

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

	≥ 55%
	ownership
	NI Holdings, Inc.

	100%		100%
	ownership		ownership
	Nodak Insurance Company		Direct Auto Insurance Company

100%	100%		100%
ownership	ownership	Affiliation	ownership
Nodak Agency, Inc.	American West Insurance Company	Battle Creek Mutual Insurance Company	Tri-State, Ltd

			100%
			ownership
			Primero Insurance Company

The following tables provide selected amounts from the Company’s Unaudited Consolidated Statements of Operations and Balance Sheets. Additional information can be found later in this section.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct premiums written	$46,220	$39,005	$174,074	$159,056
Net premiums earned	54,136	52,525	140,925	130,987
Net income (loss) before non-controlling interest	9,877	(2,693)	16,285	2,173

	September 30, 2018	December 31, 2017
Total assets	$490,882	$376,988
Equity	269,392	255,573

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

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops insured, because the aggregate number of acres planted does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most farmers obtain crop insurance on their plantings each year.

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

Income taxes

NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. At both September 30, 2018 and December 31, 2017, the Company had recorded valuation allowances with respect to its deferred income tax assets of $628. The effect of a change in tax rates is recognized in the period of the enactment date.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	September 30, 2018	December 31, 2017
Case reserves	$87,195	$29,376
IBNR reserves	12,830	12,386
Net unpaid losses and LAE	100,025	41,762
Reinsurance recoverables on losses	5,628	4,128
Liability for unpaid losses and LAE	$105,653	$45,890

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

As of September 30, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,806	$4,246	$19,052
Non-standard auto	46,640	1,380	48,020
Home and farm	11,321	3,236	14,557
Crop	11,267	22	11,289
All other	3,161	3,946	7,107
Net unpaid losses and LAE	$87,195	$12,830	$100,025
Reinsurance recoverables on losses	4,671	957	5,628
Liability for unpaid losses and LAE	$91,866	$13,787	$105,653

As of December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,008	$4,107	$17,115
Non-standard auto	5,186	624	5,810
Home and farm	6,667	2,394	9,061
Crop	997	22	1,019
All other	3,518	5,239	8,757
Net unpaid losses and LAE	$29,376	$12,386	$41,762
Reinsurance recoverables on losses	3,171	957	4,128
Liability for unpaid losses and LAE	$32,547	$13,343	$45,890

The increase in unpaid losses and LAE in the non-standard segment is primarily attributed to the Direct Auto acquisition, in which $40,967 of reserves for unpaid losses and LAE were acquired. The increase in the crop-related unpaid losses and LAE is due primarily to the seasonal claim experience of this segment.

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of September 30, 2018, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income after income taxes would be approximately $790.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development reserving function through analysis of costs and trends and reviews of historical reserving results. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2017, which is deemed consistent with September 30, 2018 excluding the addition of the Direct Auto liability for unpaid losses. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(395)
1%	401
3%	1,219
5%	2,062

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes to the level of case reserves as of December 31, 2017, which is deemed consistent with September 30, 2018 excluding the addition of the Direct Auto liability for unpaid losses. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the nine months ended September 30, 2018, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $4,376. The fixed income portion of the portfolio experienced significant decreases in unrealized gains and significant increases in unrealized losses, which are directly attributed to an increase in the interest rate environment during the nine months ended September 30, 2018.

	September 30, 2018	December 31, 2017	Change
Fixed income securities:
Gross unrealized gains	$616	$2,738	$(2,122)
Gross unrealized losses	(4,505)	(958)	(3,547)
Net fixed income unrealized gains (losses)	(3,889)	1,780	(5,669)

Equity securities:
Gross unrealized gains	20,682	19,186	1,496
Gross unrealized losses	(856)	(653)	(203)
Net equity unrealized gains	19,826	18,533	1,293

Net unrealized gains	$15,937	$20,313	$(4,376)

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the three and nine months ended September 30, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the nine months ended September 30, 2018 or the year ended December 31, 2017. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

No deferred policy acquisition costs (“DAC”) were recorded in the acquisition for Direct Auto in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired was valued at $5,134 and established at the closing date. This VOBA intangible asset will be amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Direct Auto will be deferred following the closing date. The release of the VOBA asset and the establishment of new DAC will generally offset each other over the twelve months following the acquisition of Direct Auto.

At September 30, 2018 and December 31, 2017, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	September 30, 2018	December 31, 2017
Deferred policy acquisition costs	$11,793	$8,859
Value of business acquired intangible asset	4,046	—
Liability for unearned premiums	98,308	63,262

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

NI Holdings had gross deferred income tax assets of $6,256 at September 30, 2018 and $4,279 at December 31, 2017, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $628 was maintained at September 30, 2018 and December 31, 2017.

NI Holdings had gross deferred income tax liabilities of $7,975 at September 30, 2018 and $6,190 at December 31, 2017, arising primarily from deferred policy acquisition costs, intangible assets, and net unrealized capital gains on investments.

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

As of September 30, 2018, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2017 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly impact the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in second quarter, and earned ratably over the period of risk, which extends into fourth quarter.

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

Three Months ended September 30, 2018 and 2017

The consolidated net income for NI Holdings was $9,877 for the three months ended September 30, 2018 compared to a net loss of $2,693 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended September 30,
	2018	2017
Revenues:
Net premiums earned	$54,136	$52,525
Fee and other income	5,175	752
Net investment income	1,629	1,404
Net realized capital gain on investments	3,160	1,885
Total revenues	$64,100	$56,566

Components of net income:
Net premiums earned	$54,136	$52,525
Losses and loss adjustment expenses	37,456	49,599
Amortization of deferred policy acquisition costs and other underwriting and general expenses	14,738	10,092
Underwriting income (loss)	1,942	(7,166)
Fee and other income	5,175	752
Net investment income	1,629	1,404
Net realized capital gain on investments	3,160	1,885
Income (loss) before income taxes	11,906	(3,125)
Income taxes (benefit)	2,029	(432)
Net income (loss)	$9,877	$(2,693)

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended September 30, 2018 increased 3.1% to $54,136 compared to $52,525 for the three months ended September 30, 2017.

	Three Months Ended September 30,
	2018	2017
Net premiums earned:
Private passenger auto	$15,892	$14,275
Non-standard auto	7,052	2,663
Home and farm	16,237	14,909
Crop	11,960	17,756
All other	2,995	2,922
Total net premiums earned	$54,136	$52,525

	Three Months Ended September 30,
	2018	2017
Net premiums earned:
Direct premium	$63,737	$57,979
Assumed premium	1,084	1,190
Ceded premium	(10,685)	(6,644)
Total net premiums earned	$54,136	$52,525

Direct premiums earned for the third quarter of 2018 increased $5,758, or 9.9%, to $63,737 from $57,979 for the third quarter of 2017. Assumed premiums earned decreased slightly. Ceded premiums earned were $4,041 more in the third quarter of 2018 compared to 2017, due to the improved loss experience of our multi-peril crop business, which resulted in increased ceding of 2018 premiums back to the Federal Crop Insurance Corporation (“FCIC”) under the gain-sharing provision of the federal crop insurance program. The addition of the Direct Auto non-standard auto business contributed $3,591 in direct premiums earned during the three months ended September 30, 2018.

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business grew year-over-year due to rate increases in Nevada and the acquisition of Direct Auto.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended September 30, 2018 decreased 24.5% to $37,456 compared to $49,599 for the three months ended September 30, 2017. The Company’s loss and LAE ratio decreased to 69.2% for 2018, compared to 94.4% for 2017.

	Three Months Ended September 30,
	2018	2017
Loss and LAE ratio:
Private passenger auto	74.9%	73.4%
Non-standard auto	62.2%	58.7%
Home and farm	100.8%	101.1%
Crop	29.4%	102.6%
All other	42.7%	146.5%
Total loss and LAE ratio	69.2%	94.4%

The Company’s overall loss and LAE experience improved considerably year-over-year, due primarily to favorable experience in the crop business. Conditions have been favorable during the 2018 growing season, although early snows and cold temperatures may have an adverse impact through the harvest. A year ago, early season drought conditions in western North Dakota resulted in higher loss ratio expectations as of the third quarter.

Net losses for private passenger auto, as well as home and farm, were typical for third quarter and fairly level from a year ago. Net losses for non-standard auto increased slightly to normal levels after a favorable third quarter in 2017. Net losses for our commercial and assumed reinsurance business decreased to normal levels after unfavorable results a year ago.

NI Holdings realized favorable development on prior accident years of $2,583 in the third quarter of 2018, compared to $1,683 of favorable development on prior accident years realized in the third quarter of 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 46.0% to $14,738 in third quarter 2018 compared to $10,092 in 2017. Underlying expenses were $6,622 higher in the three months ended September 30, 2018 compared to a year ago across various expense categories. Policy acquisition costs have increased due to higher written premiums. Employee costs have increased, due primarily to stock compensation costs. Consulting expenses have increased relating to technology and public company services. The new Direct Auto subsidiary contributed $2,518 of underlying expenses to the current quarter.

Expense deferrals were $3,135 higher in third quarter 2018 compared to third quarter 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $1,159 higher in 2018 due also to the increase in direct premiums earned in 2018. The expense ratio of 27.2% for the three months ended September 30, 2018 was 8.0 percentage points higher than the expense ratio in the third quarter of 2017 due primarily to the increase in expenses and due partly to the higher ceding of crop premiums.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended September 30,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(247)	$1,579
Non-standard auto	317	361
Home and farm	(4,811)	(4,015)
Crop	5,750	(3,239)
All other	933	(1,852)
Total underwriting gain (loss)	$1,942	$(7,166)

The underwriting results of the Company for the third quarter improved year-over-year, reflecting substantial loss experience improvement in the crop business and our all other segment. Private passenger auto had higher loss experience in the third quarter 2018 compared to 2017, while non-standard auto results were slightly lower. The underwriting loss on home and farm business increased due to higher loss experience, as a result of a wind storm during the last week of June 2018 that developed unfavorably during the third quarter as losses were reported. The losses were primarily farm-related. Our crop insurance business was significantly better net of reinsurance impacts without the severe drought conditions that impacted 2017. Our all other segment reported an underwriting gain in 2018 after an unfavorable third quarter 2017, as loss experience returned to normal levels in 2018.

Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $343 for the three months ended September 30, 2018 from $276 for the three months ended September 30, 2017, due the growth in Primero’s non-standard auto business.

Fee and Other Income

NI Holdings had fee and other income of $5,175 for the three months ended September 30, 2018, compared to $752 for the three months ended September 30, 2017. The majority of fee income is typically attributable to fees charged in Primero’s non-standard auto business. However, in the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income due to the bargain purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,
	2018	2017
Average cash and invested assets	$342,523	$294,864

Gross investment income	$2,166	$1,877
Investment expenses	537	473
Net investment income	$1,629	$1,404

Gross return on average cash and invested assets	2.53%	2.55%
Net return on average cash and invested assets	1.90%	1.90%

Investment income, net of investment expense, increased $225 for the three months ended September 30, 2018 compared to a year ago. This increase is attributable to the increase in invested assets. Cash and invested assets also increased a net $53,533 in September 2018 from the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date. The weighted average gross yield on invested assets dropped slightly to 2.53% in 2018 from 2.55% in 2017.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $3,160 for the three months ended September 30, 2018, compared to $1,885 a year ago. The Company recorded $382 and $124 of other-than-temporary impairments in the three months ended September 30, 2018 and 2017, respectively.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2018, the Company had net unrealized losses on fixed income securities of $3,889 and net unrealized gains on equity securities of $19,826. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. The decrease in the fair value of our fixed income securities is attributable to a general rise in the interest rate environment during the first nine months of 2018.

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

Income before Income Taxes

For the three months ended September 30, 2018, NI Holdings had pre-tax income of $11,906 compared to a pre-tax loss of $3,125 for the three months ended September 30, 2017. The increase in pre-tax income was largely attributable to favorable loss experience in our crop business and the gain realized on the bargain purchase of Direct Auto.

Income Taxes

NI Holdings recorded income tax expense of $2,029 for the three months ended September 30, 2018, compared to income tax benefit of $432 for the three months ended September 30, 2017. Our effective tax rate for the third quarter of 2018 was 17.0% compared to an effective tax rate of 13.8% for the third quarter of 2017. Third quarter 2017 included $568 of additional income tax expense (reducing the benefit) related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering.

Due to recent changes in federal tax laws, the corporate income tax rate decreased from a maximum of 35% in 2017 to a flat 21% for tax years 2018 and beyond. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment of a tax rate change. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets remained at $628 as of September 30, 2018, the same amount as December 31, 2017.

Net Income

For the three months ended September 30, 2018, NI Holdings had net income before non-controlling interest of $9,877 compared to a net loss before non-controlling interest of $2,693 for 2017. This increase in net income was primarily attributable to the favorable loss experience in our crop business and the gain realized on the bargain purchase of Direct Auto.

Return on Average Equity

For the three months ended September 30, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 15.1% compared to annualized return on average equity, after non-controlling interest, of -4.6% for the three months ended September 30, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Nine Months ended September 30, 2018 and 2017

The consolidated net income for NI Holdings was $16,285 for the nine months ended September 30, 2018 compared to $2,173 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Nine Months Ended September 30,
	2018	2017
Revenues:
Net premiums earned	$140,925	$130,987
Fee and other income	6,022	1,420
Net investment income	4,521	3,706
Net realized capital gain on investments	3,879	2,840
Total revenues	$155,347	$138,953

Components of net income:
Net premiums earned	$140,925	$130,987
Losses and loss adjustment expenses	97,026	103,550
Amortization of deferred policy acquisition costs and other underwriting and general expenses	38,417	31,536
Underwriting income (loss)	5,482	(4,099)
Fee and other income	6,022	1,420
Net investment income	4,521	3,706
Net realized capital gain on investments	3,879	2,840
Income before income taxes	19,904	3,867
Income taxes	3,619	1,694
Net income	$16,285	$2,173

Net Premiums Earned

NI Holdings’ net premiums earned for the nine months ended September 30, 2018 increased 7.6% to $140,925 compared to $130,987 a year ago.

	Nine Months Ended September 30,
	2018	2017
Net premiums earned:
Private passenger auto	$46,027	$40,439
Non-standard auto	13,519	7,784
Home and farm	46,976	42,618
Crop	25,502	31,670
All other	8,901	8,476
Total net premiums earned	$140,925	$130,987

	Nine Months Ended September 30,
	2018	2017
Net premiums earned:
Direct premium	$154,916	$140,659
Assumed premium	5,572	5,729
Ceded premium	(19,563)	(15,401)
Total net premiums earned	$140,925	$130,987

Direct premiums earned for the nine months ended September 30, 2018 increased $14,257, or 10.1%, to $154,916 from $140,659 a year ago. Assumed premiums earned decreased slightly. Ceded premiums earned were $4,162 more in 2018 compared to 2017 due to increased ceding of 2018 crop insurance premiums back to the FCIC under the gain-sharing provision of the federal crop insurance program. The addition of the Direct Auto non-standard auto business contributed $3,591 to the net year-over-year increase of $9,938.

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada and the addition of Direct Auto. Our crop business decreased slightly on a direct basis in 2018 compared to last year due to a combination of reduced acreage insured and lower commodity prices. On a net basis, crop premiums also decreased from increased ceding of premiums due to gain-sharing of favorable loss experience.

Losses and LAE

NI Holdings’ net losses and LAE for the nine months ended September 30, 2018 decreased 6.3% to $97,026 compared to $103,550 for the nine months ended September 30, 2017. The Company’s loss and LAE ratio decreased to 68.8% for 2018, compared to 79.1% for 2017.

	Nine Months Ended September 30,
	2018	2017
Loss and LAE ratio:
Private passenger auto	72.1%	69.7%
Non-standard auto	69.0%	80.7%
Home and farm	81.4%	79.9%
Crop	50.3%	93.8%
All other	38.7%	62.5%
Total loss and LAE ratio	68.8%	79.1%

The Company’s overall loss and LAE experience significantly improved year-over-year. Private passenger auto as well as home and farm both experienced modestly higher loss and LAE ratios, while experience on the non-standard auto business improved from last year. The assumed reinsurance portion of the all other segment experience was favorable due to a relatively quiet catastrophe period in 2018, compared to a high level of hurricanes and wildfires in 2017.

The crop business loss experience improved considerably year-over-year. Conditions have been very favorable during the 2018 growing season, although early snows and cold temperatures may have an adverse impact through the harvest. A year ago, early season drought conditions in western North Dakota were the reason for higher loss ratio expectations as of third quarter.

NI Holdings realized favorable development on prior accident years of $3,165 in the nine months ended September 30, 2018, compared to $6,649 of favorable development on prior accident years realized in the first nine months of 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $6,881 in 2018, or 21.8%, compared to 2017. Underlying expenses were $7,004 higher in the nine months ended September 30, 2018 compared to a year ago across various expense categories. Policy acquisition costs have increased due to higher written premiums. Employee costs have increased, due primarily to stock compensation costs. Consulting expenses have increased relating to technology and public company services. The new Direct Auto subsidiary contributed $2,518 of underlying expenses to the current period.

Expense deferrals were $5,629 higher in 2018 than 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $5,506 higher in 2018 due also to the increase in direct premiums earned in 2018. The expense ratio of 27.3% for the nine months ended September 30, 2018 was 3.2 percentage points higher than a year ago, due to the higher policy acquisition costs, higher consulting services and share-based compensation, and the increased ceding of crop insurance premiums.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Nine Months Ended September 30,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(531)	$(105)
Non-standard auto	(78)	(731)
Home and farm	(6,013)	(5,086)
Crop	9,319	573
All other	2,785	1,250
Total underwriting gain	$5,482	$(4,099)

The underwriting results for our non-standard auto and all other business segments improved significantly year-over-year, partially offset by lower underwriting results in private passenger auto and home and farm businesses.

Rate increases and other underwriting actions on our non-standard auto business reduced the underwriting loss considerably from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. Fee income on this business was $994 and $802 for the nine months ended September 30, 2018 and 2017, respectively.

The underwriting results on our crop insurance business are significantly improved compared to a year ago. In 2017, a higher anticipated loss ratio was caused by the early season drought conditions in western North Dakota. In 2018, favorable growing conditions have reduced our loss ratio expectations considerably, resulting in increased gain-sharing of profits back to the FCIC.

Fee and Other Income

NI Holdings had fee and other income of $6,022 for the nine months ended September 30, 2018, compared to $1,420 for the nine months ended September 30, 2017. The majority of fee income is typically attributable to the fees charged in Primero’s non-standard auto business, and increased year-over-year due to growth of the business. However, in the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income due to the bargain purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Nine Months Ended September 30,
	2018	2017
Weighted average cash and invested assets	$328,166	$275,722

Gross investment income	$6,155	$5,168
Investment expenses	1,634	1,462
Net investment income	$4,521	$3,706

Gross return on average cash and invested assets	2.50%	2.50%
Net return on average cash and invested assets	1.84%	1.79%

Investment income, net of investment expense, increased $815 for the nine months ended September 30, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused by the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. Cash and invested assets also increased a net $53,533 in September 2018 from the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date. The weighted average gross yield on invested assets was steady at 2.50% in 2018 compared to 2017.

Net Realized Capital Gain on Investments

NI Holdings had realized capital gains on investment of $3,879 for the nine months ended September 30, 2018, compared to $2,840 for the nine months ended September 30, 2017. The Company recorded $382 and $330 of other-than-temporary impairments in the nine months ended September 30, 2018 and 2017, respectively.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2018, the Company had net unrealized losses on fixed income securities of $3,889 and net unrealized gains on equity securities of $19,826. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. The decrease in the fair value of our fixed income securities is attributable to a general rise in the interest rate environment during the first nine months of 2018.

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

Income before Income Taxes

For the nine months ended September 30, 2018, NI Holdings had pre-tax income of $19,904 compared to pre-tax income of $3,867 for the nine months ended September 30, 2017. The increase in pre-tax income was largely attributable to favorable loss experience in our crop business and the gain realized on the bargain purchase of Direct Auto.

Income Taxes

NI Holdings recorded income tax expense of $3,619 for the nine months ended September 30, 2018, compared to $1,694 of income tax expense for the nine months ended September 30, 2017. Our effective tax rate for the first nine months of 2018 was 18.2% compared to an effective tax rate of 43.8% for the same period of 2017. Third quarter 2017 included $568 of additional income tax expense related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering.

Due to recent changes in federal tax laws, the corporate income tax rate decreased from a maximum of 35% in 2017 to a flat 21% for tax years 2018 and beyond. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment of a tax rate change. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets remained at $628 as of September 30, 2018, the same amount as December 31, 2017.

Net Income

For the nine months ended September 30, 2018, NI Holdings had net income before non-controlling interest of $16,285 compared to net income before non-controlling interest of $2,173 for 2017. This increase in net income was primarily attributable to favorable loss experience in our crop business and the gain realized on the bargain purchase of Direct Auto.

Return on Average Equity

For the nine months ended September 30, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 8.3% compared to annualized return on average equity, after non-controlling interest, of 1.4% for the nine months ended September 30, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	September 30, 2018	December 31, 2017
Assets
Cash and investments	$360,745	$313,885
Premiums and agents’ balances receivable	62,745	25,632
Deferred policy acquisition costs	11,793	8,859
Other assets	55,599	28,612
Total assets	$490,882	376,988

Liabilities
Unpaid losses and loss adjustment expenses	$105,653	$45,890
Unearned premiums	98,308	63,262
Other liabilities	17,529	12,263
Total liabilities	221,490	121,415

Equity	269,392	255,573
Total liabilities and equity	$490,882	$376,988

At September 30, 2018, NI Holdings had total assets of $490,882, an increase of $113,894, or 30.2%, from December 31, 2017. The acquisition of Direct Auto on August 31, 2018 added $70,533 in cash and investments, $5,849 of premium-related receivables, and $5,502 of intangible assets. Consideration paid for Direct Auto was $17,000. Receivables from policyholders increased due to recognition of crop insurance sales in second quarter. Deferred policy acquisition costs also increased due to the recognition of sales commissions on crop insurance policies during the second quarter.

At September 30, 2018, total liabilities were $221,490, an increase of $100,075, or 82.4%, from December 31, 2017. The acquisition of Direct Auto on August 31, 2018 added $40,967 of unpaid losses and LAE as well as $15,955 of unearned premiums. Third quarter unpaid losses are typically higher than fourth quarter due to weather-related experience, and also include unpaid losses on crop insurance. Unearned premiums for September 30 reflect the remaining portion of crop insurance premiums still to be earned in fourth quarter. Other liabilities increased as commissions and processing fees were accrued for crop business.

Total equity increased by $13,819, or 5.4%, during the nine months ended September 30, 2018. The increase in equity primarily reflects consolidated net income of $16,285 for the nine month period, partially offset by a decrease in accumulated other comprehensive income due to lower fair values of our fixed income securities.

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

The change in cash and cash equivalents for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(4,712)	$(7,795)
Net cash provided by (used in) investing activities	28,778	(90,247)
Net cash provided by financing activities	—	82,708
Net increase (decrease) in cash and cash equivalents	$24,066	$(15,334)

For the nine months ended September 30, 2018, net cash used in operating activities totaled $4,712 compared to $7,795 a year ago. Consolidated net income of $16,285 for the nine months ended September 30, 2018 compared to $2,173 for the same period a year ago. Excluding the amounts directly attributed to the acquisition of Direct Auto, premiums receivable and the receivable from FCIC increased considerably, partially offset by increases in unearned premiums and unpaid losses and loss adjustment expenses.

Net cash provided by investing activities totaled $28,778 for the nine months ended September 30, 2018, compared to $90,247 net cash used in investing activities a year ago. The net cash provided in 2018 primarily relates to the acquisition of Direct Auto. The net cash used in 2017 primarily resulted from the opportunity to invest the excess cash raised from our initial public offering.

There was no net cash provided by or used in financing activities for the nine months ended September 30, 2018. Net cash provided by financing activities of $82,708 for the nine months ended September 30, 2017 reflect the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the purchase of treasury stock.

As a standalone entity, and outside of the net proceeds from the recent initial public offering, NI Holdings’ principal source of long-term liquidity will be dividend payments from Nodak Insurance and Direct Auto.

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

The amount available for payment of dividends from Nodak Insurance without the prior approval of the North Dakota Insurance Department is approximately $15,654 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2017. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2018 or the year ended December 31, 2017.

Direct Auto will be restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to NI Holdings. Illinois law sets the maximum amount of dividends that may be paid by Direct Auto during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from Direct Auto to NI Holdings without the prior approval of the Illinois Department of Insurance is $1,206 based upon the policyholders’ surplus of Direct Auto at December 31, 2017. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto subsequent to December 31, 2017.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2018 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Direct Auto was acquired on August 31, 2018 with $17,000 of the net proceeds from the initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 17, 2017.

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We did not purchase any shares of our common stock during the three or nine months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1, 2018 to September 30, 2018	—	$—	—	$10,000

Total Shares of Common Stock	—	$—	—	$10,000

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10.0 million of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

Not Applicable

Item 6. - Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of May 31, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37972) filed with the SEC on September 5, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2018.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)