Form 10-K
period 2018-12-31
NI Holdings, Inc.
filed 2019-03-13
CIK 1681206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the Securities Act) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      No ☒

Based on the closing sales price of the Class A common stock on NASDAQ on June 29, 2018, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $163 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on March 13, 2019 was 22,209,599. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 21, 2019 are incorporated by reference into Part III of this report.

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this annual report on Form 10-K:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes; and
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% (directly or indirectly) of the common stock of Direct Auto from private shareholders. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois.

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

Nodak Insurance was formed in 1946 to offer property and casualty insurance to members of the North Dakota Farm Bureau Federation (“North Dakota Farm Bureau”). Nodak Insurance’s bylaws provide that a person must be a member and remain a member of the North Dakota Farm Bureau in order to become and remain a policyholder of Nodak Insurance. Nodak Insurance’s bylaws also require that four members of the Board of Directors of Nodak Insurance must be members of the North Dakota Farm Bureau. Similarly, one-third of the members of the Board of Directors of Nodak Mutual Group must be persons designated by the North Dakota Farm Bureau.

The North Dakota Farm Bureau has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products, including insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the North Dakota Farm Bureau and Nodak Insurance renewed on October 1, 2018, with an expiration date of September 30, 2019. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the North Dakota Farm Bureau an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,341. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

Nodak Insurance’s subsidiaries include American West Insurance Company (“American West”) and Primero Insurance Company (“Primero”). Battle Creek Mutual Insurance Company is an affiliate of Nodak Insurance. Nodak Insurance and Battle Creek have been assigned “A” ratings by A.M. Best Company, Inc. (“A.M. Best”), which is the third highest out of 15 possible ratings. American West is rated A-. Primero and Direct Auto are unrated.

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto Insurance Company (“Direct Auto”) from private shareholders and Direct Auto became a consolidated subsidiary of the Company. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto (after the acquisition date of August 31, 2018), and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek. Each of the five insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

A chart of the corporate structure and a more complete description of each of the NI Holdings subsidiaries is included below.

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

	Year Ended December 31,
	2018	2017	2016
Direct premiums written	$225,223	$195,238	$180,870
Net premiums earned	195,720	179,464	152,756
Net income after non-controlling interest	31,081	15,991	4,551

	December 31,
	2018	2017	2016
Total assets	$458,492	$376,988	$278,703
Equity	275,753	255,573	153,418

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

Nodak Insurance Company (“Nodak Insurance”)

Nodak Insurance writes multi-peril crop, crop hail, private passenger automobile, farmowners, homeowners, and commercial property and liability policies in North Dakota. Only members of the North Dakota Farm Bureau can purchase insurance coverage from Nodak Insurance. As of December 31, 2018, Nodak Insurance distributed its insurance products through 74 exclusive agents appointed by Nodak Insurance.

American West Insurance Company (“American West”)

American West is licensed to write insurance in eight states in the Midwest and Western regions of the United States, but currently issues policies in South Dakota, Minnesota, and North Dakota. American West currently issues multi-peril crop, crop hail, farmowners, private passenger auto, and homeowners insurance primarily in South Dakota. American West distributes its products through independent agents located in approximately 120 offices.

Battle Creek Mutual Insurance Company (“Battle Creek”)

Battle Creek issues private passenger automobile, homeowners, and farmowners policies in Nebraska. Battle Creek distributes its policies through independent agents located in approximately 270 offices. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Under a 100% quota-share reinsurance agreement, Battle Creek cedes 100% of its net premiums to Nodak Insurance and Nodak Insurance fully reinsures all of Battle Creek’s risk under its insurance policies. In connection with entering into the affiliation agreement, Nodak Insurance purchased a $3.0 million surplus note issued by Battle Creek. The surplus note bears interest at an annual rate of 1.0% and matures on December 30, 2040. Battle Creek must obtain the prior approval of the Nebraska Director of Insurance before making any payment of interest or principal on the surplus note.

Pursuant to the affiliation agreement, so long as the surplus note remains outstanding or the 100% quota-share reinsurance is in effect, Nodak Insurance is entitled to appoint two-thirds of the Board of Directors of Battle Creek. The affiliation agreement can be terminated by mutual written agreement of Battle Creek and Nodak Insurance or by either party if there is a material breach of the agreement by the other party and such breach is not cured within 15 days after written notice of such breach is given by the terminating party to the other party. If Battle Creek terminated the quota-share reinsurance agreement, it would not have sufficient capital to continue to operate.

Primero Insurance Company (“Primero”)

Primero writes non-standard automobile insurance in Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. Primero distributes its policies through independent agents located in approximately 335 offices in those four states.

Direct Auto Insurance Company (“Direct Auto”)

Direct Auto writes non-standard automobile insurance in Illinois. Direct Auto was acquired by NI Holdings on August 31, 2018. Direct Auto distributes its policies through independent agents located in approximately 200 offices, concentrated primarily in the Chicago area.

Market Overview

We market our property and casualty products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We also offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, South Dakota, and Illinois. The following chart depicts our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$143,761	$138,950	$2,521,000	4	th
Nebraska	37,819	33,358	4,842,000	33	rd
Illinois (1)	14,072	—	24,907,000	80	th
South Dakota	12,980	8,227	2,421,000	46	th
Minnesota	5,137	5,945	11,586,000	106	th
Nevada	9,105	6,390	5,145,000	82	nd
Arizona	2,349	2,368	10,961,000	159	th
Total direct premiums written	$225,223	$195,238

(1) Direct Auto’s full year 2017 direct written premiums were $36,227 for purposes of determining its market share in the state of Illinois.

Organic Growth Strategy

We believe we have many opportunities to increase business in our primary markets organically. Strategies we employ to grow organically include:

•	continued emphasis on our relationship with the North Dakota Farm Bureau, a key advocacy group for agricultural and rural interests which enjoys a high and favorable profile throughout the state;
•	using the cost advantage created by our low expense ratio compared to peers (28.0% expense ratio in 2018 compared to an average expense ratio of our peers of 36.6% in 2017) to selectively expand market share in our primary markets;
•	expansion and enhancement of agency relationships in Nebraska and South Dakota, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for independent agents and insureds to do business with us;
•	selective expansion of Primero in its core markets of Nevada and Arizona as well as expansion of the non-standard auto product in our core upper Midwest market area;
•	strategic growth in Direct Auto non-standard auto business;
•	excellent claims service for all insureds; and
•	selective expansion of our insurance products in states where we currently operate and those states where we hold insurance licenses.

External Growth Strategy

We acquired Direct Auto in 2018 and integration of this business into our operations is in progress. We successfully acquired Primero in 2014 and acquired control of Battle Creek in 2011. American West was acquired in 2001. With the additional capital we raised through our initial public offering, we desire to make additional selective acquisitions that complement our strategy. Areas of current interest include acquisition of a commercial writer and geographic expansion of existing product lines. The acquisition of a commercial writer would help us to better balance our book of business among personal lines insurance, multi-peril crop insurance, and commercial lines insurance in which we currently write only a limited amount of business. Selective geographic expansion would help to diversify our weather-related risks and assist us in maintaining competitive expense levels.

The completion of our initial public offering supplied the additional capital needed to support substantial increases in premium volume, which we expect to result from the implementation of both our organic and external growth strategies.

Products and Services

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $67,038 (29.8%) of direct premiums written by the Company on a consolidated basis during 2018.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Direct premiums written on non-standard auto insurance during 2018 were $27,423 (12.2%) of direct premiums written by the Company on a consolidated basis during 2018.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $74,547 (33.1%) of direct premiums written by the Company on a consolidated basis during 2018.

Crop

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $47,504 (21.1%) of direct premiums written by the Company on a consolidated basis during 2018.

All Other

In addition to the products described above, Nodak Insurance and American West write commercial multi-peril policies and excess liability coverages. Collectively, these other coverages accounted for $8,711 (3.8%) of the direct premiums written by the Company on a consolidated basis during 2018. This segment also includes an assumed reinsurance block of business, with $4,135 of assumed premiums written on a consolidated basis during 2018.

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

In 2018, the federal crop insurance program covered approximately 23.6 million acres in North Dakota, 18.3 million acres in South Dakota, 17.6 million acres in Minnesota, and 335.4 million acres nationwide. In 2018, Nodak Insurance multi-peril crop insurance policies covered approximately 1.8 million acres in North Dakota. During the same period, American West crop insurance policies covered approximately 13,000 acres in South Dakota and approximately 139,000 acres in Minnesota. Nodak Insurance, through its Battle Creek affiliate, writes a very small amount of multi-peril crop insurance in Nebraska.

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the multi-peril crop and crop hail insurance policies written by Nodak Insurance, American West, and Battle Creek, as well as several other state Farm Bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we received with respect to such policies. Nodak Insurance is a shareholder of AFBIS, as is each of the other insurers for whom AFBIS provides such services. AFBIS targets a three percent return on capital and pays all remaining profits to Nodak Insurance and the other shareholders of AFBIS. Nodak Insurance did not receive any material distributions from AFBIS during the years ended December 31, 2016 through 2018.

Segment Financial Information

See Note 21 to the Consolidated Financial Statements for the Company’s segment disclosures.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, Primero, and Direct Auto rely on independent producers. We view these independent producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers with respect to both premium volume and profitability. Our exclusive agents in Nodak Insurance are hired and trained by our sales staff in North Dakota, while the independent producers in our other companies are appointed by the underwriting or marketing staff for each respective company. We hold regular training sessions when we introduce new products or product changes, or we identify specific topics that may help our producers more effectively market our products.

For the year ended December 31, 2018, no individual producer was responsible for more than 5% of the Company’s direct premiums written by our insurance companies. Direct Auto had six agencies generate more than 5% of their 2018 annual production.

Producers are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums (generally 5% to 40%, with a wide variation by product) as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to producers with respect to crop insurance policies. Battle Creek and American West pay profit sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Insurance pays a profit sharing commission to its agents only with respect to farmowners business originated by such agents.

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

Our underwriting staff includes 22 employees with over 360 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West and Battle Creek. Primero employs an additional 3 underwriters and Direct Auto employs 4 underwriters in connection with their non-standard auto insurance business. All of our crop insurance is underwritten by AFBIS, as described in an earlier section.

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

Claims and Litigation Management

Our claims management philosophy involves:

•	aggressive closure of claims through prompt and thorough investigation of the facts related to the claim;
•	equitable settlement of meritorious claims; and
•	vigorous defense of unfounded claims as to coverage, liability, or the amount claimed.

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

Our claims staff is comprised of 45 employees with over 760 years of combined experience in processing property and casualty insurance claims. They are located primarily at our home office in Fargo, North Dakota, but also throughout our coverage areas of North Dakota, South Dakota, and Nebraska. Primero also employs 12 claims personnel and Direct Auto employs 29 claims personnel in connection with the non-standard auto insurance business. All claims made under our multi-peril crop and crop hail insurance policies are processed and administered by AFBIS.

Technology

Our insurance operations rely on software to provide the information management systems platform that runs our policy underwriting, policy issuance, claims processing, and accounting functions. These systems permit us to integrate the accounting and reporting functions of all of our insurance operations. We utilize offsite servers for our information systems with daily backup of data. We have adopted a disaster recovery plan, and other risk mitigation practices, tailored to meet our needs and geographic location. We seek to invest continuously in new technology to maximize our business opportunities while protecting our interests and those of our clients.

Enterprise Risk Management

Our Company is subject to significant risks, in addition to the normal risks of a property and casualty insurance company. These risks are discussed in more detail in the “Item 1A. Risk Factors” section of this Report.

We consider an enterprise-wide risk management program to be an integral part of managing our business and a key element in our approach to corporate governance. Our Enterprise Risk Management Committee (the “ERMC”) is responsible for the alignment of operational risk management strategies as the coordination point for enterprise-level direction setting with regard to risk management issues. The ERMC regularly monitors risk reports and metrics regarding a variety of continuing and emerging risks that may adversely affect the Company, its policyholders, or other stakeholders. The Audit Committee of the Board of Directors oversees risk management and regularly receives reports from the ERMC.

Cybersecurity risk is an important and evolving focus for the Company. The increased sophistication and activities of unauthorized parties attempting to access our systems is an ever-present risk. Cybersecurity risks may also arise from human error, fraud, or malice on the part of employees or third parties who have authorized access to the Company’s systems or information.

Our cybersecurity strategy employs a variety of tactics to monitor and assess threat levels, remediate our exposures, and enhance our systems and applications security. The Company collaborates with a third party cybersecurity advisor to provide periodic assessments and recommendations. The Company also requires monthly online security training to be completed by employees.

Reinsurance

Reinsurance Ceded

We reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•	reduce our net liability exposure on individual risks;
•	stabilize our underwriting results; and
•	increase our underwriting capacity.

Reinsurance does not legally discharge us, as the insurance company issuing the policy, from primary liability for the full amount due under the reinsured policies, even though the assuming reinsurer is obligated to reimburse the company issuing the policy to the extent of the coverage ceded.

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually or bi-annually. For the year ended December 31, 2018, NI Holdings ceded to reinsurers $30,394 of written premiums, compared to $16,665 of written premiums for the year ended December 31, 2017 and $30,748 of written premiums for the year ended December 31, 2016. The higher levels of premiums ceded in 2018 and 2016 were primarily due to additional sharing of multi-peril crop insurance premiums with the federal government as a result of the excellent loss experience in those years.

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual casualty risks during the years 2016 through 2018:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $600	100.0%	0.0%
$11,400 in excess of $600	0.0%	100.0%

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual property risks during the years 2016 through 2018:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $500	100.0%	0.0%
$19,500 in excess of $500	0.0%	100.0%

As a group, during the years ended December 31, 2018 and 2017, Nodak Insurance, American West, and Battle Creek retained $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of the $10,000 retained risk. For 2019, the catastrophe retention amount remains at $10,000 while the catastrophic reinsurance increased to $78,600. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather related losses.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. NI Holdings’ reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance brokers. We monitor the solvency of reinsurers through regular review of their financial statements and their A.M. Best ratings. All of our current reinsurance partners have at least an “A-” financial strength rating from A.M. Best. We dropped one reinsurance partner, Maiden Reinsurance North America, from our program during 2018, due to a ratings decrease by A.M. Best to “B++”. According to A.M. Best, companies with a financial strength rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have experienced no significant difficulties collecting amounts due from reinsurers.

Reinsurance for multi-peril crop insurance is provided by the Federal Crop Insurance Corporation (“FCIC”). Insurers can assign each policy issued to either its “assigned risk” or “commercial” fund. The FCIC retains an increasing percentage of underwriting losses at successively higher loss ratios while ceding an increasing percentage of the premium at lower loss ratios. The commercial fund permits insurers to retain more of the underwriting gains and losses, while the assigned risk fund cedes up to 80% of the risk to the FCIC. The exact treatment of the commercial fund varies by state groups. In Group 1, which includes Illinois, Indiana, Iowa, Minnesota and Nebraska, the FCIC retains a larger share of the underwriting gains and a smaller portion of the underwriting losses when compared to all other states. Aggregate stop loss reinsurance is purchased for crop hail and multi-peril insurance. During 2018, we purchased fifty percentage points of coverage above a 100% direct loss ratio for crop hail and we purchased forty-five percentage points of coverage for multi-peril crop above a 105% loss ratio after the FCIC reinsurance protection. This represents the worst loss exposure given the FCIC formula, thereby capping the multi-peril crop loss ratio at 105%.

The following table sets forth the largest amounts of loss and LAE recoverable by the Company from reinsurers as of December 31, 2018 and the current A.M. Best rating of each as of February 12, 2019.

Reinsurance Company	Loss & LAE Recoverable On Unpaid Claims	Percentage of Total Recoverable	A.M. Best Rating
American Agricultural Insurance Company	$108	4.8%	A
Aspen Insurance UK Limited	208	9.3%	A
Employers Mutual Casualty Company	66	3.0%	A
Everest Reinsurance Company	172	7.7%	A+
Federal Crop Insurance Corporation	384	17.2%	NR
General Reinsurance Company	198	8.9%	A++
Hannover Rueck SE	347	15.6%	A+
Maiden Reinsurance North America	315	14.1%	B++
Munich Reinsurance of America	1	0.0%	A+
Partner Reinsurance Company Ltd	261	11.7%	A
QBE Reinsurance Corporation	84	3.8%	A
Scor Reinsurance Company	87	3.9%	A+
Toa Reinsurance Company of America	1	0.0%	A
Total reinsurance recoverables	$2,232	100.0%

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

Additionally, through American Agriculture Insurance Company (affiliated with the American Farm Bureau Federation), Nodak Insurance participates in both domestic and international property insurance pools. Annually, Nodak Insurance reviews the available pools and selects the pools in which it will participate. No multi-peril crop or crop hail insurance policies are included in such pools. Participation in such pools provides Nodak Insurance with the opportunity to diversify its risk while increasing its annual net premiums earned. In 2018, 2017 and 2016, Nodak Insurance assumed $3,945, $3,959, and $3,634, respectively, of written premiums from such pools.

Beginning on January 1, 2016, Nodak Insurance assumed 100% of the crop hail premiums and losses from American West and Rural Mutual Insurance Company (a company affiliated with the Wisconsin Farm Bureau Federation). The business was then pooled annually with Nodak Insurance’s crop hail business and proportionately retroceded back to each participant. This crop hail pool allows Nodak Insurance and American West to diversify their crop insurance risk across an additional geographic region.

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

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of NI Holdings for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$45,890	$59,632	$45,342
Reinsurance recoverables on losses	4,128	7,192	5,109
Net balance at beginning of year	41,762	52,440	40,233

Acquired unpaid losses and loss adjustment expenses related to:
Current year	17,795	—	—
Prior years	23,172	—	—
Total acquired	40,967	—	—

Incurred related to:
Current year	119,677	132,812	123,264
Prior years	(589)	(10,101)	(4,756)
Total incurred	119,088	122,711	118,508

Paid related to:
Current year	92,175	104,769	90,772
Prior years	24,753	28,620	15,529
Total paid	116,928	133,389	106,301

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	87,121	45,890	59,632
Reinsurance recoverables on losses	2,232	4,128	7,192
Net balance at end of year	$84,889	$41,762	$52,440

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

The following table shows the development of NI Holding’s liability for unpaid loss and LAE from 2008 through 2018. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates fluctuate as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

	As of December 31, 2018
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Liability for unpaid loss and LAE, net of reinsurance recoverables	$29,698	$30,908	$28,266	$23,302	$25,466	$42,058	$44,842	$40,233	$52,440	$41,762	$84,889
Cumulative amount of liability paid through
One year later	13,550	12,247	11,691	11,911	5,056	16,249	18,166	14,932	28,426	22,725	—
Two years later	17,278	16,323	12,362	9,053	8,654	20,899	20,802	20,612	33,315	—	—
Three years later	17,489	16,408	15,104	11,245	11,636	21,224	23,511	23,204	—	—	—
Four years later	17,619	17,552	15,536	13,195	11,631	22,993	25,192	—	—	—	—
Five years later	17,774	17,838	16,662	13,092	12,295	23,567	—	—	—	—	—
Six years later	17,955	18,682	16,627	13,311	12,668	—	—	—	—	—	—
Seven years later	18,617	18,405	16,629	13,451	—	—	—	—	—	—	—
Eight years later	18,139	18,324	16,726	—	—	—	—	—	—	—	—
Nine years later	18,013	18,405	—	—	—	—	—	—	—	—	—
Ten years later	17,968	—	—	—	—	—	—	—	—	—	—
Liability estimated after
One year later	22,989	26,363	24,049	18,691	22,337	34,074	35,926	34,880	42,145	41,686	—
Two years later	23,100	23,492	19,815	20,144	18,788	30,380	33,058	28,431	42,813	—	—
Three years later	21,931	20,763	20,518	17,678	16,620	28,871	28,526	29,243	—	—	—
Four years later	20,082	21,516	19,356	16,294	15,459	25,852	28,933	—	—	—	—
Five years later	20,031	20,724	18,403	15,184	13,864	26,120	—	—	—	—	—
Six years later	19,531	19,836	17,841	14,443	14,014	—	—	—	—	—	—
Seven years later	19,251	19,306	17,429	14,279	—	—	—	—	—	—	—
Eight years later	18,696	19,011	17,274	—	—	—	—	—	—	—	—
Nine years later	18,485	18,892	—	—	—	—	—	—	—	—	—
Ten years later	18,396	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability – end of year	53,770	51,413	39,332	38,852	38,007	46,900	50,518	45,342	59,632	45,890	87,121
Reinsurance recoverable	24,072	20,505	11,066	15,550	12,541	4,842	5,676	5,109	7,192	4,128	2,232
Net liability – end of year	29,698	30,908	28,266	23,302	25,466	42,058	44,842	40,233	52,440	41,762	84,889

Gross re-estimated liability – latest	34,500	31,362	26,293	29,266	23,793	29,602	34,031	33,417	51,288	45,732	—
Re-estimated reinsurance recoverables – latest	16,114	12,470	9,019	14,987	9,779	3,482	5,098	4,174	8,475	4,046	—
Net re-estimated liability - latest	18,386	18,892	17,274	14,279	14,014	26,120	28,933	29,243	42,813	41,686	—

Gross cumulative redundancy (deficiency)	19,270	20,051	13,039	9,586	14,214	17,298	16,487	11,925	8,344	158	—

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

In addition to any investments prohibited by the insurance laws and regulations of North Dakota and any other applicable states, NI Holdings’ investment policies prohibit the following investments and investing activities:

•	commodities and futures contracts;
•	options (except covered call options);
•	non-investment grade debt obligations (determined at time of purchase);
•	interest only, principal only, and residual tranche collateralized mortgage obligations;
•	private placements;
•	foreign currency trading;
•	limited partnerships, other than publicly traded master limited partnerships;
•	convertible securities;
•	venture capital investments;
•	real estate properties;
•	securities lending;
•	portfolio leveraging (i.e., margin transactions); and
•	short selling.

The Executive Committee of NI Holdings’ Board of Directors approves the Company’s investment policy and reviews it periodically. The investment portfolio is managed by Conning, Inc., Disciplined Growth Investors, and CIBC Personal Wealth Management.

The following table sets forth information concerning NI Holdings’ investments.

	December 31,
	2018		2017
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$19,208	$9,531	$9,649
Obligations of states and political subdivisions	52,782	52,698	81,741	82,595
Corporate securities	95,290	94,142	88,474	89,451
Residential mortgage-backed securities	50,902	50,283	28,557	28,524
Commercial mortgage-backed securities	19,520	19,315	11,228	11,170
Asset-backed securities	19,617	19,323	15,447	15,369
Total fixed income securities	257,294	254,969	234,978	236,758
Equity securities	38,139	48,498	29,028	47,561
Total	$295,433	$303,467	$264,006	$284,319

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below as of December 31, 2018. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2018
	Amortized Cost	Fair Value
Less than one year	$12,490	$12,463
One through five years	96,900	96,614
Five through ten years	52,128	51,351
Greater than ten years	5,737	5,620
Mortgage/asset-backed securities	90,039	88,921
Total debt securities	$257,294	$254,969

At December 31, 2018, the average maturity of NI Holdings’ fixed income investment portfolio, excluding the Direct Auto portfolio, was 4.38 years and the average duration was 3.46 years. As a result, the fair value of investments may fluctuate significantly in response to changes in interest rates. In addition, NI Holdings may experience investment losses to the extent our liquidity needs require the disposition of fixed income securities in unfavorable interest rate environments.

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

NI Holdings’ investment managers provide pricing information that they utilize, together with information obtained from independent pricing services, to determine the fair value of its fixed income securities. After a detailed review of the information obtained from the pricing services at December 31, 2018 and 2017, no adjustment was made to the values provided.

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2018	2017	2016
Weighted average cash and invested assets	$337,407	$283,354	$203,412

Gross investment income	$8,384	$7,069	$5,460
Investment expenses	2,204	2,038	1,816
Net investment income	$6,180	$5,031	$3,644

Gross return on average cash and invested assets	2.5%	2.5%	2.7%
Net return on average cash and invested assets	1.8%	1.8%	1.8%

A.M. Best Ratings

A.M. Best rates insurance companies based on factors of concern to policyholders. The rating evaluates the claims paying ability of a company, and is not a recommendation of the merits of an investment in our common stock, or the common stock of any other insurer.

Nodak Insurance and Battle Creek are rated “A” by A.M. Best, which is the third highest out of 15 possible ratings. A.M. Best has affirmed a stable financial strength outlook to both Nodak Insurance and Battle Creek. American West is rated “A-” with a stable financial strength outlook. Primero and Direct Auto are unrated because the nature of the non-standard auto business is not ratings sensitive. In its evaluation of a company, A.M. Best’s Credit Rating Methodology (“BCRM”) builds on a focus of balance sheet strength, operating performance, the business profile, and enterprise risk management. More specifically, the components of the BCRM include:

•	the company’s profitability, leverage, and liquidity;
•	its book of business, product and geographic diversity, distribution channels, competition, and market position;

•	the quality and appropriateness of its reinsurance program;
•	the quality and management of its assets and liabilities;
•	the adequacy of its reserves and surplus;
•	its capital structure;
•	its pricing sophistication and data quality;
•	its regulatory, event, and product risks;
•	the experience and competence of its management;
•	its risk identification, management, appetite, and tolerances; and
•	its governance and risk culture.

If we are unable to maintain at least an “A-” rating from A.M. Best, it may impair our ability to compete effectively.

Competition

The property casualty and crop insurance markets are highly competitive. NI Holdings competes with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners are Progressive Casualty Insurance Company, State Farm Mutual Insurance Company, American Family Insurance, QBE Insurance Group, Farmers Union Mutual Insurance, and Auto-Owners Insurance. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. Based on 2017 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors are Farmers Union Mutual Insurance, North Star Mutual Insurance Company, and American Family Insurance. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers. Certain of these competitors have substantially greater financial, technical, and operating resources than we do and may be able to offer lower rates or higher commissions to their producers.

Total industry-reported premiums written for multi-peril crop insurance in 2018 was $875,821 in North Dakota and $575,723 in Minnesota. In North Dakota, our multi-peril crop insurance direct premiums written were $37,374, $39,270, and $38,708 for the years ended December 31, 2018, 2017 and 2016, respectively. In Minnesota, our multi-peril crop insurance direct premiums written were $3,980, $4,534, and $3,504 for the years ended December 31, 2018, 2017 and 2016, respectively. NI Holdings wrote less than $500 in multi-peril crop insurance in Nebraska and South Dakota for each of the last three years. The principal competitors in our markets for multi-peril crop insurance are QBE Insurance Group, Chubb Corporation, Rural Community Insurance Services, CGB Enterprises, and Great American Insurance Group.

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

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and the operations of such companies and their respective accounts are subject to examination by those departments at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. North Dakota generally conforms to National Association of Insurance Commissioners (“NAIC”) practices and procedures, so its examination reports and other filings generally are accepted by other states.

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

American Agricultural Insurance Company is the AIP through which we issue multi-peril crop insurance policies, and is the holder of the SRA with the FCIC.

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

Direct Auto was last examined by the Illinois Department of Insurance as of December 31, 2017, for which an examination report has not yet been issued.

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

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2018, 2017 and 2016, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations, herein known as the “NAIC Amendments”. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report”. This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. While the NAIC Amendments have not been adopted in whole by the North Dakota Insurance Department, North Dakota currently requires insurers domiciled in North Dakota to include an enterprise risk assessment in its annual report. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale, and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, NI Holdings intends to incorporate those elements of ORSA that it believes constitute “best practices” into its annual internal enterprise risk assessment.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2018, 2017 and 2016, we paid no assessments pursuant to state insurance guaranty association laws, although we expect that Direct Auto may pay nominal assessments in the State of Illinois in the future. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for crops, flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office, which is authorized to study, monitor, and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly affect the insurance industry and us.

We are also subject to the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), both of which require us to protect the privacy of our customers’ information, including health and credit information.

Privacy

We are subject to numerous U.S. federal and state laws governing the collection, disclosure, and protection of personal and confidential information of our clients or employees. These laws and regulations are increasing in complexity and number, change frequently, and may conflict. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

As mandated by the Gramm-Leach-Bliley Act (“GLBA”), states have promulgated laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information. The NAIC has adopted several provisions to facilitate the implementation of the GLBA, including the Privacy of Consumer Financial and Health Information Model Regulation and the Standards for Safeguarding Customer Information Model Regulation. Several states adopted similar provisions regarding the safeguarding of customer information. NI Holdings and its subsidiaries have implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

In October 2017, the NAIC adopted the Insurance Data Security Model Law (“IDSML”), which would require insurers, insurance producers, and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers, and other related requirements. It is not clear whether, and to what extent, legislatures or insurance regulators in the states in which we, or our subsidiaries, operate will enact the IDMSL. Such enactments and regulations could raise compliance costs and subject us to the risk of regulatory enforcement actions, penalties, and reputational harm. Any such events could potentially have an adverse impact on our business, financial condition, or results of operations.

Office of Foreign Asset Control

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (“the SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations, or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person, and file a report with OFAC.

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

We will remain an EGC for up to five years following our initial public offering (“IPO”), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt during the preceding three year period.

Dividends

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance to NI Holdings during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2018, the amount available for payment of dividends by Nodak Insurance in 2019 without the prior approval of the North Dakota Insurance Department is $17,588. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the North Dakota Insurance Department.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto to NI Holdings during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2018, the amount available for payment of dividends by Direct Auto in 2019 without the prior approval of the Illinois Department of Insurance is $6,653. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

Holding Company Laws

Most states, including North Dakota, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information, including information concerning the operations of companies within the holding company group that may materially affect the operations, management, or financial condition of the insurers within the group. Pursuant to these laws, the North Dakota Insurance Department requires disclosure of material transactions involving an insurance company and its affiliates, and requires prior notice and/or approval of certain transactions, such as extraordinary dividends distributed by the insurance company. Under these laws, the North Dakota Insurance Department will have the right to examine us at any time.

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

Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In North Dakota, the acquisition of 10% or more of the outstanding voting securities of an insurer or its holding company is presumed to be a change in control. North Dakota law also prohibits any person or entity from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a North Dakota insurer if, after the acquisition, the person or entity would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a North Dakota insurer, unless the offer, request, invitation, acquisition, effectuation, or attempt has received the prior approval of the North Dakota Insurance Department.

Employees

As of December 31, 2018, NI Holdings and its subsidiaries had 178 total employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

Approximately 63.8% of NI Holdings’ consolidated direct premiums written in 2018 were written in North Dakota, compared to 71.2% in 2017. Because NI Holdings’ business is concentrated in North Dakota, adverse developments from severe weather events such as hailstorms, flooding, or droughts affecting a large portion of North Dakota would have a disproportionately greater effect on NI Holdings’ financial condition and results of operations than if its business were less geographically concentrated. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased, and may continue to increase, the unpredictability, severity, and frequency of tornados and other storms, droughts, floods, and other extreme climatic events.

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

Nodak Insurance holds a financial strength rating of “A” (Excellent) by A.M. Best, the third highest rating out of 15 rating classifications. Nodak Insurance has held an “A” rating since 2013. Our most recent rating by A.M. Best was issued on April 10, 2018. Battle Creek also holds an “A” rating and American West holds an “A-” rating. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential producers to choose other more highly rated competitors or reduce our ability to obtain reinsurance. See “Item 1. Business — A.M. Best Rating.”

A significant percentage of NI Holdings’ written premiums and net profits are generated from its multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program would have a material adverse effect on our revenues and net income.

In 2018, 2017 and 2016, NI Holdings’ direst premiums written generated from its multi-peril crop insurance line of business were 18.5%, 22.6%, and 23.6%, respectively. Through the Federal Crop Insurance Corporation, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to reduce significantly the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have a material adverse effect on our revenues and income.

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

Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition. Based on our analysis of the underwriting capacity and price competition in the current market, we believe that we are generally in a stable phase of the insurance industry cycle. If other insurers seek to expand the kinds or amounts of insurance coverage they offer, this could result in increased underwriting capacity and competition and declining pricing as some insurers seek to maintain market share at the expense of underwriting discipline.

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

NI Holdings previously spent considerable time and effort integrating Battle Creek and Primero in the areas of sales and marketing, operations, financial reporting, and employee benefits. Direct Auto and future acquisitions will require additional integration, particularly to realize the anticipated coordination designed to drive revenue growth, reduce costs, and ensure operational efficiency and compliance. NI Holdings’ management staff is small, and there can be no assurance that acquisitions will be successfully executed and integrated in a timely manner.

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

Our results and financial condition may be affected by a failure to establish adequate liabilities for unpaid losses and LAE or by adverse development of prior year reserves.

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

We rely on our systems and employees, and those of certain third-party vendors and service providers, in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.

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

Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. While we attempt to manage the informational and operational risks that arise from our use of third party providers by reviewing and assessing such providers’ cybersecurity controls, as appropriate, we cannot assure that our attempts to do so will always be successful. Any problems caused by third party providers could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage, or regulatory intervention, which could materially adversely affect us.

We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our multi-peril crop line of business. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, floods or tornados, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery, and data security systems prove to be inadequate. The computer systems and network systems others and we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business. As we continue to expand internet and mobile strategies and to build and maintain an integrated digital enterprise, these risks are likely to increase.

Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our technologies, systems, and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, and the loss of customers. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and increasing frequency and sophistication of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems, or devices that our customers use to access our products and services could result in customer attrition, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.

The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action, including fines, penalties or intervention, under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments. Such laws and regulations have become increasingly widespread and demanding in recent years. As noted above, in October 2017, the NAIC adopted the IDSML, which would require insurers and other regulated insurance entities to comply with detailed information security obligations. Enactment of the IDSML or similar statute by the legislatures of the states in which we or our subsidiaries operate may result in increased compliance costs and the risk of regulatory enforcement actions and penalties. If incurred, such regulatory penalties could harm our reputation. Any such events could have an adverse impact on our business, financial condition or results of operations.

Our revenues and financial results may fluctuate with interest rates, investment results, equity market fluctuations, and developments in the securities markets.

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

The Company continues to allocate a portion of its investment portfolio to equity securities, as we believe the long-term investment returns remain attractive. These securities are subject to general economic conditions, specific industry dynamics, and individual company financial results. Recent history has also demonstrated that these securities are subject to short-term market fluctuations, more so than fixed income securities. Effective January 1, 2019, the changes in the market values of our equity securities will be recorded as a component of our net income. In the past, these changes, along with the corresponding changes in our fixed income securities, were recorded, net of income taxes, in other comprehensive income. This accounting standard change will create an increased level of volatility in our reported operating results going forward and may distract from the long-term investment philosophy that we currently employ.

Any significant or long-running negative changes in the fixed income or equity markets could have a material adverse effect on our financial condition, results of operations, or cash flows. The investment portfolio of NI Holdings is also subject to credit and cash flow risk, including risks associated with its investments in asset-backed and mortgage-backed securities. Because the Company’s investment portfolio is the largest component of its assets and a multiple of its equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain investment holdings. See “Item 7. Quantitative and Qualitative Information about Market Risk.”

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

We are subject to loss and credit risk with respect to the reinsurers with whom NI Holdings deals because buying reinsurance does not relieve us of our liability to policyholders. If such reinsurers were not capable of fulfilling their financial obligations to us, our insurance losses would increase. NI Holdings secures reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our current reinsurers is “A-” (Excellent), which is the fourth highest of fifteen ratings. See “Item 1. Business — Reinsurance.”

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

Nodak Insurance and American West are currently regulated by the North Dakota Insurance Department. Battle Creek is regulated by the Nebraska Insurance Department. Primero is regulated by the Nevada Insurance Department. Direct Auto is regulated by the Illinois Department of Insurance. All five companies are also subject to regulation, to a more limited extent, by the insurance departments of other states in which they do business. The failure to comply with the laws and regulations of each jurisdiction could subject NI Holdings to sanctions and fines, including the cancellation or suspension of its license. Because approximately 63.8% of our 2018 consolidated direct premiums written originate from business written in North Dakota, the cancellation or suspension of our license in North Dakota, as a result of any failure to comply with the applicable insurance laws and regulations, would result in the most severe impact on our financial condition and results of operations.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. The last examination of both Nodak Insurance and American West by the North Dakota Insurance Department was as of December 31, 2016. The last examination of Battle Creek by the Nebraska Insurance Department was as of December 31, 2016, and the last examination by the Nevada Insurance Department of Primero was as of December 31, 2016. The last examination of Direct Auto by the Illinois Department of Insurance was as of December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal income tax rates, imposes significant additional limitations on the deductibility of interest, allows for increased expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system, and modifies or repeals many business deductions and credits. We have incorporated all material impacts into our estimates of tax liabilities, but we will continue to evaluate the effect of the TCJA on our projection of cash flows and our net operating results. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and further guidance released on the new law. Additional impacts of the TCJA on holders of common shares is uncertain and could be adverse. This Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of common shares. We urge our stockholders, including purchasers of common shares, to consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of an insurance company to its peers. Our return on equity is expected to be reduced due to the large amount of capital that we raised in our initial public offering that has yet to be deployed, expenses we will incur in pursuing our growth strategies, the costs of being a public company, and added expenses associated with our employee stock ownership plan (“ESOP”) and equity incentive plans. Until we can increase our earned premiums and net income, we expect our return on equity to be below the median return on equity for publicly traded insurance companies, which may negatively affect the value of our common stock.

Additional expenses from new stock-based benefit plans will adversely affect our profitability.

Our shareholders have approved the adoption of an equity incentive plan (“the Plan”). Under the Plan, we may award participants restricted shares of our common stock, options to purchase shares of our common stock, or other forms of awards. Restricted stock awards will be made at no cost to the participants. The maximum number of shares of common stock that may be issued is set forth in the Plan.

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

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases, and debt-related amounts are net proceeds from our initial public offering retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by Nodak Insurance to NI Holdings will be restricted by North Dakota’s insurance law. American West and Primero historically have not paid dividends to Nodak Insurance, but would be restricted by laws in the domiciliary states. The payment of dividends by Direct Auto to NI Holdings will be restricted by Illinois’ insurance law.

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

We are a separate entity with no operations of our own other than holding the common stocks of Nodak Insurance, Direct Auto, and our other subsidiaries. We depend primarily on dividends paid by Nodak Insurance and Direct Auto, and the proceeds from our initial public offering that were not contributed to Nodak Insurance, to carry out our business plan, including future acquisitions, and to provide funds for the payment of dividends. To date, neither Nodak Insurance nor Direct Auto have paid any dividends.

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

In addition, in the state of North Dakota, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. If Nodak Insurance and Direct Auto are not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements.

We are an EGC as defined by the JOBS Act. For as long as we continue to be an EGC, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation. In addition, Section 107(b) of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Exchange Act for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt in” to such extended transition period election under Section 107(b). Therefore, we are electing to delay adoption of certain new or revised accounting standards, and as a result, we may choose to not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. See Note 5 to our Consolidated Financial Statements for more information regarding new or revised accounting standards.

We could be an EGC for up to five years, which such fifth anniversary will occur in 2022. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an EGC prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to holders of our common stock may be different than the information you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the price for our common stock may be more volatile.

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

Primero owns the building at 2640 South Jones Blvd, Suite 2, Las Vegas, Nevada, and Tri-State Ltd. leases the building at 506 5th Street, Spearfish, South Dakota. Primero employees at these two locations administer their non-standard auto business.

Direct Auto leases office space at 515 North State Street, Chicago, Illinois. Direct Auto employees at this location administer their non-standard auto business. This lease will expire on March 31, 2020, and the Company is evaluating its options to renew or relocate.

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

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 28, 2019, there were approximately 661 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the date of the initial public offering of our common stock) through December 31, 2018, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the SNL US Insurance P&C Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$130
$125
$120
$115
$110
$105
$100
$95
$90
3/16/2017
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
NI Holdings, Inc.
Russell 2000
SNL US Insurance P&C

Dividend Policy

Our Board of Directors continues to evaluate a potential policy of paying regular cash dividends, but has not decided on the amounts that may be paid or when the payments may occur. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, income tax considerations, capital requirements, industry standards, and economic conditions. The regulatory restrictions that affect the payment of dividends by Nodak Insurance and Direct Auto to us as discussed below will also be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

We will not be subject to regulatory restrictions on the payment of dividends. Our ability to pay dividends, however, may depend, in part, upon our receipt of dividends from Nodak Insurance and Direct Auto because we initially will have no source of income other than earnings from the investment of the net proceeds from our initial public offering that we retain. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance may pay to us. Illinois law limits the amount of dividends and other distributions that Direct Auto may pay to us.

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2018, the amount available for payment of dividends by Nodak Insurance to us in 2019 without the prior approval of the North Dakota Insurance Department is $17,588. We cannot assure you that the North Dakota Insurance Department would approve the declaration or payment by Nodak Insurance of any dividends to us in excess of such amount.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2018, the amount available for payment of dividends from Direct Auto to us in 2019 without the prior approval of the Illinois Department of Insurance is $6,653. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. We cannot assure you that the Illinois Department of Insurance would approve the declaration or payment by Direct Auto of any dividends to us in excess of such amount.

See “Item 1. Business — Regulation”.

Even if we receive any dividends from Nodak Insurance or Direct Auto, we may not declare any dividends to our shareholders because of our working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, we will be able to pay our debts in the ordinary course of business and our total assets will exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

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

Issuer Stock Purchases

The Company had no common shares outstanding prior to March 13, 2017.

During 2017, our Board of Directors approved an authorization for the repurchase of up to $8,000 of the Company’s outstanding common stock. We purchased 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017.

During 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We purchased 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
October 1 - 31, 2018	—	$—	—	$10,000
November 1 – 30, 2018	162,012	15.6105	162,012	7,471
December 1 – 31, 2018	29,253	15.9602	29,253	7,004

Total Shares of Common Stock	191,265	$15.6640	191,265	$7,004

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

NI Holdings, Inc.

Four-Year Summary of Selected Financial Data

	Year Ended December 31,
	2018 (1)	2017	2016		2015
Sales:
Direct premiums written	$225,223	$195,238		$180,870		$172,775
Net premiums written	201,270	185,282		156,713		143,065

Revenues:
Net premiums earned	$195,720	$179,464		$152,756		$139,473
Fee and other income	6,496	1,648		1,666		1,854
Net investment income	6,180	5,031		3,644		3,571
Net realized capital gain on investments	3,974	2,997		5,681		823
Total revenue	212,370	189,140		163,747		145,721

Components of net income:
Net premiums earned	$195,720	$179,464		$152,756		$139,473
Losses and loss adjustment expenses	119,088	122,711		118,508		83,876
Amortization of deferred policy acquisition costs and other underwriting and general expenses	54,710	44,423		39,122		35,972
Underwriting gain (loss)	21,922	12,330		(4,874)		19,625
Fee and other income	6,496	1,648		1,666		1,854
Net investment income	6,180	5,031		3,644		3,571
Net realized capital gain on investments	3,974	2,997		5,681		823
Income before income taxes	38,572	22,006		6,117		25,873
Income taxes	7,328	6,394		1,479		8,288
Net income	$31,244	$15,612		$4,638		$17,585

Earnings per share:
Basic	$1.39	$0.71	$	n/a	$	n/a
Diluted	$1.39	$0.71	$	n/a	$	n/a
Share data:
Weighted average shares outstanding used in basic per share calculations	22,358,858	22,512,401		n/a		n/a
Plus: Dilutive securities	26,896	228		n/a		n/a
Weighted average shares used in diluted per share calculations	22,385,754	22,512,629		n/a		n/a

	December 31,
	2018 (1)	2017	2016		2015
Assets:
Cash and investments	$374,371	$313,885		$207,677		$197,793
Premiums and agents’ balances receivable	34,287	25,632		21,986		20,039
Deferred policy acquisition costs	12,866	8,859		8,942		8,444
Other assets	36,968	28,612		40,098		32,348
Total assets	$458,492	$376,988		$278,703		$258,624

Liabilities:
Unpaid losses and loss adjustment expenses	$87,121	$45,890		$59,632		$45,342
Unearned premiums	84,767	63,262		57,445		53,487
Other liabilities	10,851	12,263		8,208		9,877
Total liabilities	182,739	121,415		125,285		108,706

Equity	275,753	255,573		153,418		149,918
Total liabilities and equity	$458,492	$376,988		$278,703		$258,624

Per share data:
Total book value per basic share	$12.43	$11.44	$	n/a	$	n/a

(1) Effective August 31, 2018, the Company acquired Direct Auto Insurance Company. See Note 4 to the Company’s Consolidated Financial Statements, included elsewhere in this Report.

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

These consolidated financial statements of NI Holdings include the financial position and results of operations of NI Holdings and six other entities:

•	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
•	Nodak Agency, Inc. – a wholly-owned subsidiary of Nodak Insurance;
•	American West – a wholly-owned subsidiary of Nodak Insurance;
•	Primero – an indirect wholly-owned subsidiary of Nodak Insurance;
•	Battle Creek – an affiliated company of Nodak Insurance; and
•	Direct Auto – a wholly-owned subsidiary of NI Holdings.

Battle Creek is managed by Nodak Insurance, and Nodak Insurance reinsures 100% of the risk on all insurance policies issued by Battle Creek. Nodak Agency is an inactive shell corporation.

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. Direct Auto remains headquartered in Chicago, Illinois and the current president of Direct Auto will continue to manage the Direct Auto insurance operations along with the current staff and management team. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers limited nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Direct Auto offers limited nonstandard auto insurance coverage in Illinois. Nodak Insurance and Battle Creek are rated by “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West is rated “A-”. Primero and Direct Auto are unrated.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing. We believe that the market is generally in a stable phase as different portions of the market respond to higher frequency and severity of weather-related events.

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies typically have a term of twelve months. For example, for an annual policy that is written on July 1, 2018, one-half of the premiums would be earned in 2018 and the other half would be earned in 2019.

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

Net investment income and net realized capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums, and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equity securities, and fixed income securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net realized capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. NI Holdings’ portfolio of investments is managed by Conning, Inc., Disciplined Growth Investors, and CIBC Personal Wealth Management. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

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

Non-GAAP Financial Measures

NI Holdings evaluates its insurance operations in the way it believes will be most meaningful and representative of its business results. Some of these measurements are “non-GAAP financial measures” under Securities and Exchange Commission rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States of America”. The non-GAAP financial measures that NI Holdings presents may not be compatible to similarly-named measures reported by other companies. The non-GAAP financial measures described in this section are used widely in the property and casualty insurance industry, and are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, return on average equity, and risk based capital.

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

Premiums written

Premiums written represent a measure of business volume most relevant on an annual basis for the Company’s business model. This measure includes the amount of premium purchased by policyholders as of the policy’s effective date, whereas premiums earned as presented in the statement of operations matches the amount of premium to the period of risk for those insurance policies. The Company’s insurance policies are sold with a variety of effective periods, including annual, semi-annual, and monthly.

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

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. NI Holdings is required to make estimates and assumptions in certain circumstances that affect amounts reported in its consolidated financial statements and related footnotes. NI Holdings evaluates these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that it believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions and that reported results of operations would not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. NI Holdings believes the following policies are the most sensitive to estimates and judgments.

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

When a catastrophe occurs, which in the Company’s case mostly involves the weather perils of wind and hail, NI Holdings utilizes mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the Company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows the Company to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated losses from the storm. If the Company estimates the damages to be in excess of its retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the Company can quickly recover reinsurance payments once the retention is exceeded.

In addition to case reserves, NI Holdings maintains estimates of reserves for losses and LAE incurred but not reported. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid losses and LAE may include significant estimates for IBNR.

The Company estimates multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be reasonably accurate indicators of the Company’s anticipated losses for this line of business.

NI Holdings utilizes an independent actuary to assist with the estimation of its liability for unpaid losses and LAE. This actuary prepares estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date based on established actuarial methods as described below. The Company then reduces the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses would vary depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the Consolidated Financial Statements.

NI Holdings determines its ultimate liability for unpaid losses and LAE by using the following actuarial methodologies:

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

Paid and Case Incurred Loss Development Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred losses or LAE at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop the estimated ultimate losses or LAE. Ultimate losses or LAE are then selected for each accident year from the various methods employed.

Ratio of Paid ALAE to Paid Loss Method — This method utilizes the ratio of paid allocated loss adjustment expense (“ALAE”) to paid losses and is similar to the Paid and Case Incurred Method described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, and legislative changes, among others. The impact of many of these items on ultimate costs for losses and loss adjustment expenses is difficult to estimate. Loss reserve estimation is affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. NI Holdings continually refines its estimates of unpaid losses and LAE in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. NI Holdings considers all significant facts and circumstances known at the time the liabilities for unpaid losses and LAE are established.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	December 31,
	2018	2017	2016
Case reserves	$74,949	$29,376	$42,081
IBNR reserves	9,940	12,386	10,359
Net unpaid losses and LAE	84,889	41,762	52,440
Reinsurance recoverables on losses	2,232	4,128	7,192
Liability for unpaid losses and LAE	$87,121	$45,890	$59,632

The following tables provides case and IBNR reserves for unpaid losses and LAE by segment.

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,276	$4,702	$17,978
Non-standard auto	49,109	(2,323)	46,786
Home and farm	7,511	2,491	10,002
Crop	1,686	56	1,742
All other	3,367	5,014	8,381
Net unpaid losses and LAE	$74,949	$9,940	$84,889
Reinsurance recoverables on losses	1,201	1,031	2,232
Liability for unpaid losses and LAE	$76,150	$10,971	$87,121

	December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,008	$4,107	$17,115
Non-standard auto	5,186	624	5,810
Home and farm	6,667	2,394	9,061
Crop	997	22	1,019
All other	3,518	5,239	8,757
Net unpaid losses and LAE	$29,376	$12,386	$41,762
Reinsurance recoverables on losses	3,171	957	4,128
Liability for unpaid losses and LAE	$32,547	$13,343	$45,890

	December 31, 2016
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$19,767	$3,904	$23,671
Non-standard auto	5,209	724	5,933
Home and farm	9,533	2,105	11,638
Crop	3,607	84	3,691
All other	3,965	3,542	7,507
Net unpaid losses and LAE	$42,081	$10,359	$52,440
Reinsurance recoverables on losses	6,286	906	7,192
Liability for unpaid losses and LAE	$48,367	$11,265	$59,632

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might affect the Company’s results of operations.

Total Reserves

As of December 31, 2018, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after income taxes of 21%, would be approximately $671.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income, after income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2018. A change in inflation may or may not fully affect loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,170)
1%	1,200
3%	3,693
5%	6,318

Inflation includes actual inflation as well as social inflation that includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that affect the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income, after income taxes of 21%, which results from various changes to the level of case reserves as of December 31, 2018. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$(6,045)
-5%	(3,022)
-2%	(1,209)
+2%	1,209
+5%	3,022
+10%	6,045

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, and on equity securities through December 31, 2018, net of applicable income taxes, are reflected directly in Equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Effective January 1, 2019, changes in unrealized investments gains or losses on equity securities will impact net income (loss) as they occur instead of as an adjustment to Equity as a component of comprehensive income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

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

For the year ended December 31, 2018, NI Holdings’ investment portfolio experienced a loss in the net change in unrealized gains/losses of $12,279, with losses occurring in both fixed income and equity securities.

	December 31, 2018	December 31, 2017	Change
Fixed income securities:
Gross unrealized gains	$1,077	$2,738	$(1,661)
Gross unrealized losses	(3,402)	(958)	(2,444)
Net fixed income securities unrealized gains (losses)	(2,325)	1,780	(4,105)

Equity securities:
Gross unrealized gains	14,180	19,186	(5,006)
Gross unrealized losses	(3,821)	(653)	(3,168)
Net equity securities unrealized gains	10,359	18,533	(8,174)

Net unrealized gains	$8,034	$20,313	$(12,279)

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the year ended December 31, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2016, NI Holdings recognized no other-than-temporary impairments of its investment securities. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

For more information on the Company’s investments, see Note 6 to the Consolidated Financial Statements, included elsewhere in this Report.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the years ended December 31, 2018 or December 31, 2017. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 7 to the Unaudited Consolidated Financial Statements, included elsewhere in this Report.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain direct policy acquisition costs consisting of commissions, premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

No deferred policy acquisition costs (“DAC”) were recorded in the acquisition for Direct Auto in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (”VOBA”) was valued at $5,134 and established at the closing date. This VOBA intangible asset will be amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Direct Auto will be deferred following the closing date. The release of the VOBA asset and the establishment of new DAC will generally offset each other over the twelve months following the acquisition of Direct Auto.

At December 31, 2018 and 2017, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	December 31,
	2018	2017
Deferred policy acquisition costs	$12,866	$8,859
Value of business acquired intangible asset	1,648	—
Liability for unearned premiums	84,767	63,262

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

NI Holdings had gross deferred income tax assets of $5,741 at December 31, 2018 and $4,279 at December 31, 2017, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $587 and $628 was maintained at December 31, 2018 and December 31, 2017, respectively.

NI Holdings had gross deferred income tax liabilities of $5,865 at December 31, 2018 and $6,190 at December 31, 2017, arising primarily from deferred policy acquisition costs, intangible assets, and net unrealized capital gains on investments.

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

The effect of a change in income tax rates is recognized in the period of the enactment date. The TCJA enacted on December 22, 2017 changed the corporate income tax rate from 35% in 2017 and prior years, to 21% in 2018 and beyond. Although current income taxes payable for 2017 were not impacted, accounting guidance requires that deferred income tax assets and liabilities are re-valued upon date of enactment with the impact recorded in current year income tax expense. The impact to the Company’s deferred income taxes during 2017 was to reduce the Company’s net deferred income tax liability by $1,274, which is reflected as a reduction of income tax expense in the Consolidated Statement of Operations for the year ended December 31, 2017.

Accounting guidance provides companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income (“AOCI”) as a result of income tax reform to retained earnings. The Company accumulates unrealized gains on investments in equity with the corresponding income tax effects. The Company early adopted this guidance on a prospective basis as of December 31, 2017, and elected to reclassify material stranded income tax effects in AOCI to retained earnings using a portfolio method.

As of December 31, 2018, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal income tax returns for the years 2013 through 2017 are open for examination.

Results of Operations

NI Holdings’ results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation changes, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

NI Holdings premium levels and underwriting results have been, and will continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets that NI Holdings serve are diversified, which requires management to regularly monitor the Company’s performance and competitive position by line of business and geographic market to schedule appropriate rate actions. We believe that the market is generally in a stable phase as different portions of the market respond to higher frequency and severity of weather-related events.

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which extends into the fourth quarter.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in the personal lines of business (private passenger auto and home and farm) are generally written throughout the year and earned throughout the year. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity in the second and third quarters.

For more information on the Company’s results of operations by segment, see Note 21 to the Consolidated Financial Statements, included elsewhere in this Report.

Years ended December 31, 2018 and 2017

The consolidated net income for NI Holdings was $31,244 for the year ended December 31, 2018 compared to $15,612 a year ago. The major components of NI Holdings’ operating revenues and net income for the two years were as follows:

	Year Ended December 31,
	2018	2017
Revenues:
Net premiums earned	$195,720	$179,464
Fee and other income	6,496	1,648
Net investment income	6,180	5,031
Net realized capital gain on investments	3,974	2,997
Total revenues	$212,370	$189,140

Components of net income:
Net premiums earned	$195,720	$179,464
Losses and loss adjustment expenses	119,088	122,711
Amortization of deferred policy acquisition costs and other underwriting and general expenses	54,710	44,423
Underwriting income	21,922	12,330
Fee and other income	6,496	1,648
Net investment income	6,180	5,031
Net realized capital gain on investments	3,974	2,997
Income before income taxes	38,572	22,006
Income taxes	7,328	6,394
Net income	$31,244	$15,612

Net Premiums Earned

NI Holdings’ net premiums earned for the year ended December 31, 2018 increased 9.1% to $195,720 compared to $179,464 a year ago.

	Year Ended December 31,
	2018	2017
Net premiums earned:
Private passenger auto	$62,465	$55,378
Non-standard auto	27,964	10,530
Home and farm	64,677	58,395
Crop	28,699	43,826
All other	11,915	11,335
Total net premiums earned	$195,720	$179,464

	Year Ended December 31,
	2018	2017
Net premiums earned:
Direct premium	$219,600	$189,418
Assumed premium	6,514	6,711
Ceded premium	(30,394)	(16,665)
Total net premiums earned	$195,720	$179,464

Direct premiums earned for the year ended December 31, 2018 increased $30,182, or 15.9%, to $219,600 from $189,418 a year ago. Assumed premiums earned decreased slightly. Ceded premiums earned were $13,729 more in 2018 compared to 2017 due to increased ceding of 2018 crop insurance premiums back to the FCIC under the gain-sharing provision of the federal crop insurance program. The addition of the Direct Auto non-standard auto business contributed $14,516 to the net year-over-year increase of $16,256 in net premiums earned.

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada and the addition of Direct Auto. Our crop business decreased $1,507 on a direct basis in 2018 compared to last year due to a combination of reduced acreage insured and lower commodity prices. On a net basis, crop premiums decreased $15,127 from increased ceding of premiums due to gain-sharing of favorable loss experience.

Losses and LAE

NI Holdings’ net losses and LAE for the year ended December 31, 2018 decreased 3.0% to $119,088 compared to $122,711 for the year ended December 31, 2017. The Company’s loss and LAE ratio decreased to 60.8% for 2018, compared to 68.4% for 2017.

	Year Ended December 31,
	2018	2017
Loss and LAE ratio:
Private passenger auto	71.3%	62.8%
Non-standard auto	51.3%	82.5%
Home and farm	66.0%	68.0%
Crop	41.5%	74.0%
All other	47.0%	62.8%
Total loss and LAE ratio	60.8%	68.4%

The Company’s overall loss and LAE experience significantly improved year-over-year. Private passenger auto experienced higher loss and LAE ratios due to reduced favorable claim reserve development in 2018 compared to 2017. Experience on the non-standard auto business improved from last year, and also reflects a lower loss and LAE ratio on the acquired Direct Auto business. The assumed reinsurance portion of the all other segment experience was favorable due to a relatively quiet catastrophe period in 2018, compared to a high level of hurricanes and wildfires in 2017.

Loss experience for our crop business improved considerably year-over-year. Conditions were very favorable during the 2018 growing season, and early snows and cold temperatures did not materially affect crop production through the harvest. A year ago, early season drought conditions in western North Dakota was the primary reason for the higher loss ratio.

NI Holdings realized favorable development on prior accident years of $589 in the year ended December 31, 2018, compared to $10,101 of favorable development on prior accident years realized in the year ended December 31, 2017. Net favorable development is primarily the result of prior years’ claims settling for less than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $10,287 in 2018, or 23.2%, compared to 2017.

	Year Ended December 31,
	2018	2017
Underlying expenses	$58,717	$44,340
Deferral of policy acquisition costs	(35,863)	(27,667)
Other underwriting and general expenses	22,854	16,673
Amortization of deferred policy acquisition costs	31,856	27,750
Total reported expenses	$54,710	$44,423

Underlying expenses were $14,377 higher in the year ended December 31, 2018 compared to a year ago across various expense categories. Policy acquisition costs have increased due to higher written premiums. Employee costs have increased, due primarily to stock compensation costs. Consulting expenses have increased relating to technology and public company services. The new Direct Auto subsidiary contributed $5,981 of underlying expenses and $3,507 amortization of other intangibles to the current year.

Expense deferrals were $8,196 higher in 2018 than 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $4,106 higher in 2018 due to the increase in direct premiums earned in 2018. The net increase in deferrals is primarily due to the establishment of deferred policy acquisition costs on new business for Direct Auto after the acquisition.

The expense ratio of 28.0% for the year ended December 31, 2018 was 3.2 percentage points higher than a year ago, due to the higher policy acquisition costs, higher consulting services and share-based compensation, and the increased ceding of crop insurance premiums. The Direct Auto business model, which includes a higher level of expenses offset by lower losses and LAE than the Primero business model, also contributes to a higher expense ratio.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(589)	$3,739
Non-standard auto	3,500	(1,217)
Home and farm	2,012	500
Crop	13,611	6,959
All other	3,388	2,349
Total underwriting gain	$21,922	$12,330

The underwriting results for all of our business segments improved significantly year-over-year, other than the private passenger auto business. The private passenger auto business benefited from a higher amount of favorable claim reserve development in 2017 compared to 2018.

Rate increases and other underwriting actions on our Primero non-standard auto business reduced the underwriting loss considerably from a year ago. Fee income attributable to this segment is a key component in measuring its profitability. The new Direct Auto non-standard auto business is expected to experience a lower loss and LAE ratio while generating only minimal fee income. Fee income on the non-standard auto business was $1,406 and $1,087 for the years ended December 31, 2018 and 2017, respectively.

The underwriting results on our crop insurance business are significantly improved compared to a year ago. In 2017, higher loss experience was reported due to the early season drought conditions in western North Dakota. In 2018, favorable growing conditions reduced our loss experience considerably, which was partially offset by increased gain-sharing of profits back to the FCIC.

Fee and Other Income

NI Holdings had fee and other income of $6,496 for the year ended December 31, 2018, compared to $1,648 for the year ended December 31, 2017. The majority of fee income is typically attributable to the fees charged in Primero’s non-standard auto business, and increased year-over-year due to growth of the business. However, in the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income as a result of the purchase accounting afforded the purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2018	2017
Weighted average cash and invested assets	$337,407	$283,354

Gross investment income	$8,384	$7,069
Investment expenses	2,204	2,038
Net investment income	$6,180	$5,031

Gross return on average cash and invested assets	2.5%	2.5%
Net return on average cash and invested assets	1.8%	1.8%

Investment income, net of investment expense, increased $1,149 for the year ended December 31, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused the timing of the investment actions taken with respect to the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. Cash and invested assets also increased a net $53,533 in September 2018 from the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date. The weighted average gross yield on invested assets remained level of 2.5% in 2018 compared to 2017.

Net Realized Capital Gain on Investments

NI Holdings had net realized capital gains on investment of $3,974 for the year ended December 31, 2018, compared to $2,997 for the year ended December 31, 2017. The Company recorded $382 and $330 of other-than-temporary impairments during the years ended December 31, 2018 and 2017, respectively.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. At December 31, 2017, the Company had net unrealized gains on fixed income securities of $1,780 and net unrealized gains on equity securities of $18,533. The decrease in the fair value of our fixed income securities is attributable to a general rise in the interest rate environment during 2018. The decrease in the fair value of our equity securities is attributable to a general decline in the overall stock market during December 2018.

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

Income before Income Taxes

For the year ended December 31, 2018, NI Holdings had pre-tax income of $38,572 compared to pre-tax income of $22,006 for the year ended December 31, 2017. The increase in pre-tax income was largely attributable to favorable loss experience in our crop business and our all other segment, the gain realized as a result of the purchase accounting afforded the acquisition of Direct Auto, and favorable operating results from Direct Auto.

Income Taxes

NI Holdings recorded income tax expense of $7,328 for the year ended December 31, 2018, compared to $6,394 of income tax expense for the year ended December 31, 2017. Our effective tax rate for 2018 was 19.0% compared to an effective tax rate of 29.1% for 2017. Reported tax expense in 2017 included $568 of additional income tax expense related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering and a $1,274 reduction of income tax expense due to a new corporate income tax rate of 21% for tax years 2018 and beyond, enacted on December 22, 2017. The previous tax rate was 35% for 2017 and prior.

Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities in the period of enactment of a tax rate change. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be recognized in the period of enactment. The resulting impact on our deferred income taxes and the related valuation allowance was recognized in the fourth quarter of 2017. The valuation allowance against certain deferred income tax assets decreased to $587 at December 31, 2018 from $628 at December 31, 2017.

Net Income

For the year ended December 31, 2018, NI Holdings had net income before non-controlling interest of $31,244 compared to net income before non-controlling interest of $15,612 for 2017. This increase in net income was primarily attributable to favorable loss experience in our crop business and our all other segment, the gain realized as a result of the purchase accounting afforded the acquisition of Direct Auto, and favorable operating results from Direct Auto.

Return on Average Equity

For the year ended December 31, 2018, NI Holdings had annualized return on average equity, after non-controlling interest, of 11.8% compared to annualized return on average equity, after non-controlling interest, of 7.9% for the year ended December 31, 2017. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

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

	Year Ended December 31,
	2017	2016
Net premiums earned:
Private passenger auto	$55,378	$48,250
Non-standard auto	10,530	10,671
Home and farm	58,395	50,243
Crop	43,826	33,163
All other	11,335	10,429
Total net premiums earned	$179,464	$152,756

	Year Ended December 31,
	2017	2016
Net premiums earned:
Direct premium	$189,418	$176,958
Assumed premium	6,711	6,546
Ceded premium	(16,665)	(30,748)
Total net premiums earned	$179,464	$152,756

Private passenger auto, as well as home and farm, continued to grow outside of North Dakota. Both segments were favorably impacted by lower ceding of premiums due to a higher retention amount in our catastrophe reinsurance program in 2017. Our non-standard auto business was relatively flat year-over-year as rate increases were needed in Nevada to cover the higher losses experienced in this business. Our crop business experienced higher losses in 2017, which reduced the level of premium sharing required with the federal government on relatively flat direct premiums earned.

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

Private passenger auto business, and home and farm business, experienced fewer weather related losses in 2017 compared to 2016, particularly in North Dakota. Our non-standard auto business improved from a year ago as a result of strategic pricing and underwriting actions.

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

The underwriting results for our both our private passenger auto business and our home and farm business improved significantly year-over-year. The year ended December 31, 2016 included a high number of weather related events that generated underwriting losses. Strategic rating and underwriting actions across the personal lines of business, along with an average year of weather related losses, helped to bring those lines back to profitability.

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

Net Investment Income

The following table sets forth our average cash and invested assets, investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2017	2016
Weighted average cash and invested assets	$283,354	$203,412

Gross investment income	$7,069	$5,460
Investment expenses	2,038	1,816
Net investment income	$5,031	$3,644

Gross return on average cash and invested assets	2.5%	2.7%
Net return on average cash and invested assets	1.8%	1.8%

Investment income, net of investment expense, increased $1,387 for the year ended December 31, 2017 compared to 2016. This increase is attributable to an increase in invested assets, as cash and invested assets increased to $313,885 at December 31, 2017 from $207,677 at December 31, 2016, primarily as a result of the proceeds from the Company’s IPO. The weighted average gross yield on invested assets decreased to 2.5% in 2017 compared to 2.7% in 2017.

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

Income Taxes

NI Holdings recorded income tax expense of $6,394 for the year ended December 31, 2017, compared to $1,479 of income tax expense for the year ended December 31, 2016. Income tax expense for 2017 included $568 of additional income tax expense related to the handling of expenses associated with the Company’s mutual to stock conversion and initial public offering and a reduction of $1,274 to income tax expense due to a new corporate income tax rate of 21% for tax years 2018 and beyond, enacted on December 22, 2017. Accounting guidance requires that companies re-measure existing deferred tax assets (including loss carryforwards) and liabilities and record an offset for the net amount as a component of income tax expense from continuing operations in the period of enactment. Any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforward should also be reflected as a component of income tax expense from continuing operations. In addition, the valuation allowance against certain deferred income tax assets decreased by $394 to $628 at December 31, 2017 from $1,022 at December 31, 2016.

Our effective tax rate for 2017 was 29.1% compared to an effective tax rate of 24.2% for 2016. The increase in the effective tax rate was the result of a lesser impact of comparable permanent tax adjustments realized on a higher income before income taxes amount for 2017.

Net Income

For the year ended December 31, 2017, NI Holdings had net income before non-controlling interest of $15,612 compared to net income before non-controlling interest of $4,638 for 2016. This increase in net income was primarily attributable to decreased losses and LAE in the Company’s private passenger auto and home and farm lines of business, when compared to a higher level of weather related losses in 2016.

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

Financial Position

The major components of NI Holdings’ financial position are as follows:

	December 31,
	2018	2017
Assets
Cash and investments	$374,371	$313,885
Premiums and agents’ balances receivable	34,287	25,632
Deferred policy acquisition costs	12,866	8,859
Other assets	36,968	28,612
Total assets	$458,492	$376,988

Liabilities
Unpaid losses and loss adjustment expenses	$87,121	$45,890
Unearned premiums	84,767	63,262
Other liabilities	10,851	12,263
Total liabilities	182,739	121,415

Equity	275,753	255,573
Total liabilities and equity	$458,492	$376,988

At December 31, 2018, NI Holdings had total assets of $458,492, an increase of $81,504, or 21.6%, from December 31, 2017. The acquisition of Direct Auto on August 31, 2018 added $70,533 in cash and investments, $5,849 of premium-related receivables, and $5,502 of intangible assets. Consideration paid for Direct Auto was $17,000. Receivables from policyholders increased due to growth in the business, and the receivable from the FCIC increased $5,668 from year to year due to improved loss experience on the multi-peril crop insurance business. Deferred policy acquisition costs also increased due to growth in the business and the addition of Direct Auto.

At December 31, 2018, total liabilities were $182,739, an increase of $61,324, or 50.5%, from December 31, 2017. The acquisition of Direct Auto on August 31, 2018 added $40,967 of unpaid losses and LAE as well as $15,955 of unearned premiums.

Total equity increased by $20,180, or 7.9%, during the year ended December 31, 2018. The increase in equity primarily reflects consolidated net income of $31,244 for the year, partially offset by a $9,700 decrease in accumulated other comprehensive income due to lower fair values within our investment portfolio caused by an increase in the interest rate environment and a general decrease in the stock market during December 2018.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which are available if necessary to meet the demands of claim settlements and operating expenses. In 2018, we used $17,000 for the acquisition of Direct Auto.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$20,955	$18,425	$7,307
Cash flows provided by (used in) investing activities	23,397	(91,857)	(3,510)
Cash flows (used in) provided by financing activities	(2,996)	82,708	—
Net increase in cash and cash equivalents	$41,356	$9,276	$3,797

For the year ended December 31, 2018, net cash provided by operating activities totaled $20,955 compared to $18,425 a year ago. Consolidated net income of $31,244 for the year ended December 31, 2018 compared to $15,612 for the same period a year ago. Excluding the amounts directly attributed to the acquisition of Direct Auto, changes to the receivable from FCIC and federal income tax recoverable/payable offset the change to net income to result in only a modest change in cash flows provided by operating activities between 2018 and 2017.

Net cash provided by investing activities totaled $23,397 for the year ended December 31, 2018, compared to $91,857 net cash used in investing activities a year ago. The net cash provided in 2018 primarily relates to the acquisition of Direct Auto as the purchase price of $17,000 was more than offset by the cash and cash equivalents acquired in connection with the purchase ($44,485). The net cash used in 2017 primarily resulted from the opportunity to invest the excess cash raised from our initial public offering.

Net cash used in financing activities was $2,996 for the year ended December 31, 2018, and was attributable to the purchase of treasury stock. Net cash provided by financing activities of $82,708 for the year ended December 31, 2017 reflects the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the purchase of treasury stock.

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

The amount available for payment of dividends from Nodak Insurance to us during 2019 without the prior approval of the North Dakota Insurance Department is approximately $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2018 or 2017.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the policyholders’ surplus of Direct Auto at December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the year ended December 31, 2018.

As a public company, NI Holdings is subject to the proxy solicitation, periodic reporting, insider trading, and other requirements of the Exchange Act and to most of the provisions of the Sarbanes-Oxley Act of 2002. As a result, NI Holdings anticipates incurring higher levels of expenses related to accounting and legal services that will be necessary to comply with such requirements.

Contractual Obligations Table

The following table summarizes, as of December 31, 2018, NI Holdings’ future payments and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Estimated gross loss & LAE payments	$87,121	$46,789	$24,945	$10,031	$5,356
Operating lease obligations	572	301	181	90	—
Total	$87,693	$47,090	$25,126	$10,121	$5,356

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.

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

The portfolio duration of the fixed income securities in NI Holdings’ investment portfolio at December 31, 2018, excluding Direct Auto, was 3.46 years. The Company’s fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. NI Holdings carries these investments as available for sale. This allows the Company to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management and Board of Directors and consultation with our outside investment manager.

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

The table below shows the interest rate sensitivity of NI Holdings’ fixed income securities, excluding the Direct Auto portfolio, measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2018:

Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(17,777)	$225,193
100 basis point increase	(8,887)	234,083
No change	—	242,970
100 basis point decrease	8,293	251,263
200 basis point decrease	16,402	259,372

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mazars USA LLP

We have served as the Company’s auditor since February 2016.

Fort Washington, Pennsylvania

March 13, 2019

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

(dollar amounts in thousands, except par value)

	2018	2017
Assets:
Cash and cash equivalents	$68,950	$27,594
Fixed income securities, at fair value	254,969	236,758
Equity securities, at fair value	48,498	47,561
Other investments	1,954	1,972
Total cash and investments	374,371	313,885

Premiums and agents' balances receivable	34,287	25,632
Deferred policy acquisition costs	12,866	8,859
Reinsurance recoverables on losses	2,232	4,128
Accrued investment income	1,898	1,996
Property and equipment	6,979	5,877
Receivable from Federal Crop Insurance Corporation	16,169	10,501
Goodwill and other intangibles	4,623	2,628
Other assets	5,067	3,482
Total assets	$458,492	$376,988

Liabilities:
Unpaid losses and loss adjustment expenses	$87,121	$45,890
Unearned premiums	84,767	63,262
Reinsurance premiums payable	—	428
Federal income tax payable	197	991
Deferred income taxes, net	711	2,539
Accrued expenses and other liabilities	9,943	8,305
Commitments and contingencies	—	—
Total liabilities	182,739	121,415

Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2018 – 22,192,894 shares, 2017 – 22,337,644 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	94,486	93,496
Unearned employee stock ownership plan shares	(1,914)	(2,157)
Retained earnings	183,946	152,865
Accumulated other comprehensive income, net of income taxes	6,376	15,998
Treasury stock, at cost, 2018 – 615,736 shares, 2017 – 446,671 shares	(10,634)	(8,037)
Non-controlling interest	3,263	3,178
Total equity	275,753	255,573

Total liabilities and equity	$458,492	$376,988

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

(dollar amounts in thousands, except per share data)

	2018	2017	2016
Revenues:
Net premiums earned	$195,720	$179,464	$152,756
Fee and other income	6,496	1,648	1,666
Net investment income	6,180	5,031	3,644
Net realized capital gain on investments	3,974	2,997	5,681
Total revenues	212,370	189,140	163,747

Expenses:
Losses and loss adjustment expenses	119,088	122,711	118,508
Amortization of deferred policy acquisition costs	31,856	27,750	20,423
Other underwriting and general expenses	22,854	16,673	18,699
Total expenses	173,798	167,134	157,630

Income before income taxes	38,572	22,006	6,117
Income taxes	7,328	6,394	1,479
Net income	31,244	15,612	4,638
Net income (loss) attributable to non-controlling interest	163	(379)	87
Net income attributable to NI Holdings, Inc.	$31,081	$15,991	$4,551

Basic earnings per common share	$1.39	$0.71
Diluted earnings per common share	$1.39	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(dollar amounts in thousands)

	2018
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$31,081	$163	$31,244
Other comprehensive loss, before income taxes:
Holding losses on investments	(8,206)	(99)	(8,305)
Reclassification adjustment for net realized capital (gain) included in net income	(3,974)	—	(3,974)
Other comprehensive loss, before income taxes	(12,180)	(99)	(12,279)
Income tax benefit related to items of other comprehensive income	2,558	21	2,579
Other comprehensive loss, net of income taxes	(9,622)	(78)	(9,700)
Comprehensive income	$21,459	$85	$21,544

	2017
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$15,991	$(379)	$15,612
Other comprehensive income, before income taxes:
Holding gains on investments	7,623	6	7,629
Reclassification adjustment for net realized capital loss (gain) included in net income	(3,046)	49	(2,997)
Other comprehensive income, before income taxes	4,577	55	4,632
Income tax (expense) related to items of other comprehensive income	(1,601)	(20)	(1,621)
Other comprehensive income, net of income taxes	2,976	35	3,011
Comprehensive income (loss)	$18,967	$(344)	$18,623

	2016
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$4,551	$87	$4,638
Other comprehensive income (loss), before income taxes:
Holding gains on investments	3,862	68	3,930
Reclassification adjustment for net realized capital loss (gain) included in net income	(5,691)	10	(5,681)
Other comprehensive income (loss), before income taxes	(1,829)	78	(1,751)
Income tax benefit (expense) related to items of other comprehensive income	640	(27)	613
Other comprehensive income (loss), net of income taxes	(1,189)	51	(1,138)
Comprehensive income	$3,362	$138	$3,500

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2018, 2017 and 2016

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, January 1, 2016	$—	$—	$—	$135,040	$11,494	$—	$3,384	$149,918

Net income	—	—	—	4,551	—	—	87	4,638
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,189)	—	51	(1,138)
Balance, December 31, 2016	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418

Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income (loss)	—	—	—	15,991	—	—	(379)	15,612
Other comprehensive income, net of income taxes	—	—	—	—	2,976	—	35	3,011
Reclassification of income tax effects stranded in AOCI from tax reform	—	—	—	(2,717)	2,717	—	—	—
Share-based compensation	—	423	—	—	—	—	—	423
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Distribution of employee stock ownership plan shares	—	158	243	—	—	—	—	401
Balance, December 31, 2017	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	31,081	—	—	163	31,244
Other comprehensive loss, net of income taxes	—	—	—	—	(9,622)	—	(78)	(9,700)
Share-based compensation	—	1,232	—	—	—	—	—	1,232
Purchase of treasury stock	—	—	—	—	—	(2,996)	—	(2,996)
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Distribution of employee stock ownership plan shares	—	157	243	—	—	—	—	400
Balance, December 31, 2018	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	3,263	$275,753

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(dollar amounts in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$31,244	$15,612	$4,638
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition of Direct Auto Insurance Company	(4,578)	—	—
Net realized capital gain on investments	(3,974)	(2,997)	(5,681)
Deferred income tax expense	(692)	(2,067)	(82)
Depreciation of property and equipment	492	500	441
Amortization of intangibles	3,507	43	57
Distribution of employee stock ownership plan shares	400	401	—
Share-based incentive compensation	1,232	423	—
Amortization of deferred policy acquisition costs	31,856	27,750	20,423
Deferral of policy acquisition costs	(35,863)	(27,667)	(20,921)
Net amortization of premiums and discounts on investments	1,149	1,368	894
Gain on sale of property and equipment	(11)	—	—
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(2,806)	(3,646)	(1,947)
Reinsurance premiums payable	(428)	389	(498)
Reinsurance recoverables on losses	1,896	3,064	(1,921)
Accrued investment income	161	(565)	(67)
Receivable from Federal Crop Insurance Corporation	(5,668)	6,260	(2,759)
Federal income tax recoverable / payable	(2,280)	3,924	(2,051)
Other assets	(1,477)	506	(902)
Unpaid losses and loss adjustment expenses	264	(13,742)	14,290
Unearned premiums	5,550	5,817	3,958
Accrued expenses and other liabilities	981	3,052	(565)
Net cash provided by operating activities	20,955	18,425	7,307

Cash flows from investing activities:
Proceeds from sales of fixed income securities	61,465	24,584	21,692
Proceeds from sales of equity securities	23,409	11,125	9,084
Purchases of fixed income securities	(73,871)	(100,896)	(31,188)
Purchases of equity securities	(13,557)	(25,419)	(2,624)
Purchases of property and equipment, net	(1,552)	(1,334)	(548)
Acquisition of Direct Auto Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	27,485	—	—
Other	18	83	74
Net cash provided by (used in) investing activities	23,397	(91,857)	(3,510)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	93,145	—
Purchases of treasury stock	(2,996)	(8,037)	—
Loan to employee stock ownership plan	—	(2,400)	—
Net cash (used in) provided by financing activities	(2,996)	82,708	—

Net increase in cash and cash equivalents	41,356	9,276	3,797

Cash and cash equivalents at beginning of period	27,594	18,318	14,521

Cash and cash equivalents at end of period	$68,950	$27,594	$18,318

The Company paid $10,300, $4,550, and $3,800 in federal income taxes during 2018, 2017, and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

These consolidated financial statements of NI Holdings include the financial position and results of operations of NI Holdings and six other entities:

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

American West, a wholly-owned subsidiary of Nodak Insurance, is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002, and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $1,954 at December 31, 2018 and $1,972 at December 31, 2017.

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

Property and liability insurance coverages are marketed through captive agents in North Dakota and through independent insurance agencies located throughout all other operating areas. All business, except for the majority of Direct Auto’s business, is billed directly to the policyholders.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the years ended December 31, 2018 or 2017.

Goodwill arising from the acquisition of Primero in 2014 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and product lines of the Company. The nature of the business acquired was such that there were limited intangibles not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill that arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

Intangibles arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangibles, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the favorable lease contract, Direct Auto trade name, and VOBA assets will be amortized over eighteen months, five years, and twelve months, respectively, from the August 31, 2018 valuation date.

4.            Acquisition of Direct Auto Insurance Company

On August 31, 2018, the Company completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. The Company realized a gain of $4,578 on the purchase of Direct Auto due to the use of applicable purchase accounting guidance (known as a “bargain purchase”).

Direct Auto will remain headquartered in Chicago, Illinois and the current president (who was also one of the principal shareholders) of Direct Auto will continue to manage the Direct Auto insurance operations along with the current staff and management team. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Direct Auto transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The Company does not expect any adjustments during this period.

The acquired Direct Auto business contributed revenues of $14,178 and net income of $2,979 to the Company for the period from September 1, 2018 to December 31, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma Three Months Ended December 31,		Pro forma Year Ended December 31,
	2018	2017	2018	2017
Revenues	$57,023	$59,273	$237,346	$226,997

Net income attributable to NI Holdings, Inc.	14,900	13,946	26,929	21,678

Basic earnings per common share attributable to NI Holdings, Inc.	0.67	0.62	1.20	0.96

Other than the gain on bargain purchase, the Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination to be included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Direct Auto’s operations to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangibles had been applied from January 1, 2017, with the related income tax effects. The gain is recognized in the first quarter of 2017 instead of the third quarter of 2018 for these pro forma amounts.

In 2018, the Company incurred $118 of acquisition-related costs. These expenses are included in other underwriting and general expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018. These expenses are reflected in pro forma earnings for the year ended December 31, 2017 in the table above.

The Company paid $17,000 in cash consideration to the private shareholders of Direct Auto. The acquisition of Direct Auto did not include any contingent consideration. The following table summarizes the consideration transferred to acquire Direct Auto and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration:
Total cash consideration transferred	$17,000

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$44,485
Fixed income securities, at fair value	11,414
Equity securities, at fair value	14,634
Premiums and agents' balances receivable	5,849
Accrued investment income	63
Property and equipment	31
Favorable lease contract (included in goodwill and other intangibles)	20
License (included in goodwill and other intangibles)	100
Trade name (included in goodwill and other intangibles)	248
Value of business acquired (included in goodwill and other intangibles)	5,134
Other assets	107
Unpaid losses and loss adjustment expenses	(40,967)
Unearned premiums	(15,955)
Federal income tax payable	(1,486)
Deferred income taxes, net	(1,442)
Accrued expenses and other liabilities	(657)
Total identifiable net assets	$21,578

Gain on bargain purchase	$4,578

The fair value of the assets acquired includes premiums and agents’ balances receivable of $5,849. This is the gross amount due from policyholders and agents, none of which is anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Direct Auto.

We have completed our final analysis of the assets and liabilities acquired and assigned fair values to the acquired intangibles consisting of favorable lease contract, state insurance license, Direct Auto trade name, and VOBA of $20, $100, $248, and $5,134, respectively. The state insurance license has an indefinite life, while the other intangibles will be amortized over useful lives of up to five years.

The gain realized on bargain purchase of $4,578 from the Direct Auto acquisition is included in fee and other income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018.

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

Adopted

On July 1, 2017, the Company early adopted amended guidance from the Financial Accounting Standards Board (the “FASB”) on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 0 to determine if an impairment might exist and Step 1 to determine the amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is also effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities beginning in 2017. The Company early adopted this guidance during the year ended December 31, 2017 on a prospective basis as a change in accounting principle, therefore at the date of adoption there was no impact to the Company’s financial position or results of operations.

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

In February 2018, the FASB issued new guidance to provide companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income as a result of income tax reform to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. In the period of adoption, an entity would be able to choose whether to apply the amendments retrospectively or in the period of adoption. The Company elected to early adopt this guidance during the year ended December 31, 2017 on a prospective basis, resulting in a $2,717 reclassification of stranded income tax effects from accumulated other comprehensive income to retained earnings within the Equity section of the Consolidated Balance Sheet as of December 31, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows.

Not Yet Adopted

In January 2016, the FASB issued amended guidance that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. This guidance is to be applied through a cumulative-effect adjustment to beginning retained earnings that results in no impact to the Company’s results of operations at the date of adoption. We will adopt this standard on its effective date of January 1, 2019 for emerging growth companies. The most significant anticipated impact relates to the change in accounting for equity securities, where $8,184 of after-tax unrealized net capital gains will be reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2019. The after-tax change in accounting for equity securities will not likely affect the Company’s total equity; however, this amount of unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of Other Comprehensive Income, which will add a level of volatility to our net income.

In May 2014, the FASB issued guidance that establishes the manner in which an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The Company has reviewed its sources of revenues, and has determined that no material revenues are derived from non-insurance contracts and thus subject to the new revenue recognition guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities. We currently believe that this guidance will have no impact on our financial position, results of operations, or cash flows when we adopt this guidance for the year ended December 31, 2019.

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

6.             Investments

The amortized cost and estimated fair value of investment securities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$158	$(133)	$19,208
Obligations of states and political subdivisions	52,782	475	(559)	52,698
Corporate securities	95,290	265	(1,413)	94,142
Residential mortgage-backed securities	50,902	110	(729)	50,283
Commercial mortgage-backed securities	19,520	65	(270)	19,315
Asset-backed securities	19,617	4	(298)	19,323
Total fixed income securities	257,294	1,077	(3,402)	254,969

Equity securities:
Basic materials	1,527	—	(187)	1,340
Communications	4,076	1,296	(424)	4,948
Consumer, cyclical	5,128	2,650	(167)	7,611
Consumer, non-cyclical	9,356	3,929	(916)	12,369
Energy	1,622	8	(289)	1,341
Financial	4,856	121	(549)	4,428
Industrial	4,537	2,529	(368)	6,698
Technology	7,037	3,647	(921)	9,763
Total equity securities	38,139	14,180	(3,821)	48,498
Total investments	$295,433	$15,257	$(7,223)	$303,467

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,531	$175	$(57)	$9,649
Obligations of states and political subdivisions	81,741	1,171	(317)	82,595
Corporate securities	88,474	1,197	(220)	89,451
Residential mortgage-backed securities	28,557	124	(157)	28,524
Commercial mortgage-backed securities	11,228	61	(119)	11,170
Asset-backed securities	15,447	10	(88)	15,369
Total fixed income securities	234,978	2,738	(958)	236,758

Equity securities:
Basic materials	768	124	—	892
Communications	3,027	1,449	(154)	4,322
Consumer, cyclical	5,303	4,156	(120)	9,339
Consumer, non-cyclical	7,090	3,940	(125)	10,905
Energy	2,003	272	(44)	2,231
Financial	2,007	410	—	2,417
Industrial	5,038	4,167	—	9,205
Technology	3,792	4,668	(210)	8,250
Total equity securities	29,028	19,186	(653)	47,561
Total investments	$264,006	$21,924	$(1,611)	$284,319

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,490	$12,463
After one year through five years	96,900	96,614
After five years through ten years	52,128	51,351
After ten years	5,737	5,620
Mortgage / asset-backed securities	90,039	88,921
Total fixed income securities	$257,294	$254,969

	December 31, 2017
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,761	$12,766
After one year through five years	86,830	87,642
After five years through ten years	69,586	70,680
After ten years	10,569	10,607
Mortgage / asset-backed securities	55,232	55,063
Total fixed income securities	$234,978	$236,758

Fixed income securities with a fair value of $4,900 at December 31, 2018 and $3,493 at December 31, 2017 were deposited with various state regulatory agencies as required by law. The increase was primarily due to the Direct Auto acquisition. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	December 31, 2018
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,593	$(3)	$7,523	$(130)	$10,116	$(133)
Obligations of states and political subdivisions	8,467	(119)	18,218	(440)	26,685	(559)
Corporate securities	24,793	(266)	45,033	(1,147)	69,826	(1,413)
Residential mortgage-backed securities	10,325	(62)	26,459	(667)	36,784	(729)
Commercial mortgage-backed securities	5,980	(55)	7,117	(215)	13,097	(270)
Asset-backed securities	7,908	(183)	10,276	(115)	18,184	(298)
Total fixed income securities	60,066	(688)	114,626	(2,714)	174,692	(3,402)

Equity securities:
Basic materials	1,340	(187)	—	—	1,340	(187)
Communications	2,001	(378)	167	(46)	2,168	(424)
Consumer, cyclical	1,237	(167)	—	—	1,237	(167)
Consumer, non-cyclical	4,781	(899)	316	(17)	5,097	(916)
Energy	1,041	(289)	—	—	1,041	(289)
Financial	3,722	(549)	—	—	3,722	(549)
Industrial	2,281	(368)	—	—	2,281	(368)
Technology	3,212	(833)	123	(88)	3,335	(921)
Total equity securities	19,615	(3,670)	606	(151)	20,221	(3,821)
Total investments	$79,681	$(4,358)	$115,232	$(2,865)	$194,913	$(7,223)

	December 31, 2017
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$6,442	$(54)	$497	$(3)	$6,939	$(57)
Obligations of states and political subdivisions	28,219	(251)	3,593	(66)	31,812	(317)
Corporate securities	39,025	(201)	1,195	(19)	40,220	(220)
Residential mortgage-backed securities	7,573	(40)	7,248	(117)	14,821	(157)
Commercial mortgage-backed securities	4,652	(64)	1,643	(55)	6,295	(119)
Asset-backed securities	13,386	(80)	781	(8)	14,167	(88)
Total fixed income securities	99,297	(690)	14,957	(268)	114,254	(958)

Equity securities:
Communications	840	(48)	107	(106)	947	(154)
Consumer, cyclical	898	(116)	214	(4)	1,112	(120)
Consumer, non-cyclical	1,894	(125)	—	—	1,894	(125)
Energy	243	(44)	—	—	243	(44)
Technology	634	(120)	152	(90)	786	(210)
Total equity securities	4,509	(453)	473	(200)	4,982	(653)
Total investments	$103,806	$(1,143)	$15,430	$(468)	$119,236	$(1,611)

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

The Company recorded impairments of $382 in the year ended December 31, 2018. The Company recorded impairments of $330 in the year ended December 31, 2017. The Company did not record any impairments in 2016.

As of December 31, 2018, we held 317 fixed income securities with unrealized losses. As of December 31, 2017, we held 196 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities that had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Fixed income securities	$6,975	$6,010	$4,709
Equity securities	934	650	376
Real estate	364	352	311
Cash and cash equivalents	111	57	64
Total gross investment income	8,384	7,069	5,460
Investment expenses	2,204	2,038	1,816
Net investment income	$6,180	$5,031	$3,644

Net realized capital gain on investments consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Gross realized gains	$5,584	$3,615	$6,098
Gross realized losses, excluding other-than-temporary impairment losses	(1,228)	(288)	(417)
Other-than-temporary impairment losses	(382)	(330)	—
Net realized capital gain on investments	$3,974	$2,997	$5,681

7.            Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at December 31, 2018 and 2017 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at December 31, 2018 or 2017.

The following tables set forth our assets that are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,208	$—	$19,208	$—
Obligations of states and political subdivisions	52,698	—	52,698	—
Corporate securities	94,142	—	94,142	—
Residential mortgage-backed securities	50,283	—	50,283	—
Commercial mortgage-backed securities	19,315	—	19,315	—
Asset-backed securities	19,323	—	19,323	—
Total fixed income securities	254,969	—	254,969	—

Equity securities:
Basic materials	1,340	1,340	—	—
Communications	4,948	4,948	—	—
Consumer, cyclical	7,611	7,611	—	—
Consumer, non-cyclical	12,369	12,369	—	—
Energy	1,341	1,341	—	—
Financial	4,428	4,428	—	—
Industrial	6,698	6,698	—	—
Technology	9,763	9,763	—	—
Total equity securities	48,498	48,498	—	—

Cash and cash equivalents	68,950	68,950	—	—
Total assets at fair value	$372,417	$117,448	$254,969	$—

	December 31, 2017
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$9,649	$—	$9,649	$—
Obligations of states and political subdivisions	82,595	—	82,595	—
Corporate securities	89,451	—	89,451	—
Residential mortgage-backed securities	28,524	—	28,524	—
Commercial mortgage-backed securities	11,170	—	11,170	—
Asset-backed securities	15,369	—	15,369	—
Total fixed income securities	236,758	—	236,758	—

Equity securities:
Basic materials	892	892	—	—
Communications	4,322	4,322	—	—
Consumer, cyclical	9,339	9,339	—	—
Consumer, non-cyclical	10,905	10,905	—	—
Energy	2,231	2,231	—	—
Financial	2,417	2,417	—	—
Industrial	9,205	9,205	—	—
Technology	8,250	8,250	—	—
Total equity securities	47,561	47,561	—	—

Cash and cash equivalents	27,594	27,594	—	—
Total assets at fair value	$311,913	$75,155	$236,758	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2018 or 2017.

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

As a group, during the years ended December 31, 2018 and 2017, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. For 2019, the catastrophe retention amount remains at $10,000 while the catastrophic reinsurance increased to $78,600. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather-related losses.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of “A-” or higher, except for one reinsurer with a rating of “B++”, with a receiveable of $315 at December 31, 2018. This reinsurer was replaced during 2019, primarily due to the 2018 downgrade.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	2018		2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$225,223	$219,600	$195,238	$189,418	$180,870	$176,958
Assumed premium	6,441	6,514	6,709	6,711	6,591	6,546
Ceded premium	(30,394)	(30,394)	(16,665)	(16,665)	(30,748)	(30,748)
Net premiums	$201,270	$195,720	$185,282	$179,464	$156,713	$152,756

Percentage of assumed premium earned to net premium earned		3.3%		3.7%		4.3%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	2018	2017	2016
Direct losses and loss adjustment expenses	$119,894	$124,117	$146,391
Assumed losses and loss adjustment expenses	3,399	6,177	4,947
Ceded losses and loss adjustment expenses	(4,205)	(7,583)	(32,830)
Net losses and loss adjustment expenses	$119,088	$122,711	$118,508

If 100% of our ceded reinsurance was cancelled as of December 31, 2018, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.            Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$8,859	$8,942	$8,444
Deferral of policy acquisition costs	35,863	27,667	20,921
Amortization of deferred policy acquisition costs	(31,856)	(27,750)	(20,423)
Balance, end of year	$12,866	$8,859	$8,942

10.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$45,890	$59,632	$45,342
Reinsurance recoverables on losses	4,128	7,192	5,109
Net balance at beginning of year	41,762	52,440	40,233

Acquired unpaid losses and loss adjustment expenses related to:
Current year	17,795	—	—
Prior years	23,172	—	—
Total acquired	40,967	—	—

Incurred related to:
Current year	119,677	132,812	123,264
Prior years	(589)	(10,101)	(4,756)
Total incurred	119,088	122,711	118,508

Paid related to:
Current year	92,175	104,769	90,772
Prior years	24,753	28,620	15,529
Total paid	116,928	133,389	106,301

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	87,121	45,890	59,632
Reinsurance recoverables on losses	2,232	4,128	7,192
Net balance at end of year	$84,889	$41,762	$52,440

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $589, $10,101, and $4,756 during 2018, 2017, and 2016, respectively. Increases and decreases are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The following tables present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2009 through 2015, and through 2017 for the Direct Auto information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2018
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2009	$29,397	$27,749	$26,460	$25,813	$26,137	$25,910	$25,420	$25,409	$25,273	$25,234	$1	11,370
2010	—	26,090	23,801	23,102	23,325	23,265	23,271	23,249	23,123	23,120	—	11,538
2011	—	—	25,552	24,126	25,220	24,409	24,209	23,967	23,814	23,826	29	11,544
2012	—	—	—	26,962	24,787	24,323	24,098	24,133	23,298	23,621	130	9,916
2013	—	—	—	—	29,079	27,840	27,363	27,334	26,014	26,138	145	10,823
2014	—	—	—	—	—	32,548	31,349	30,427	29,099	29,144	317	11,738
2015	—	—	—	—	—	—	32,438	31,532	30,461	30,503	305	11,682
2016	—	—	—	—	—	—	—	40,227	39,260	39,057	507	14,302
2017	—	—	—	—	—	—	—	—	40,779	40,199	916	13,695
2018	—	—	—	—	—	—	—	—	—	44,925	2,346	13,568
									Total	$305,767

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$18,203	$21,880	$24,105	$24,412	$24,784	$24,829	$24,918	$25,103	$25,131	$25,233
2010	—	18,100	21,491	21,633	22,844	22,810	22,938	23,063	23,123	23,120
2011	—	—	19,116	22,161	22,325	23,024	23,339	23,583	23,732	23,747
2012	—	—	—	18,681	21,434	21,888	22,640	22,726	23,073	23,271
2013	—	—	—	—	20,077	23,576	24,765	24,918	25,718	25,843
2014	—	—	—	—	—	22,744	25,727	27,076	27,443	28,281
2015	—	—	—	—	—	—	23,401	27,171	28,933	29,598
2016	—	—	—	—	—	—	—	29,009	35,845	37,307
2017	—	—	—	—	—	—	—	—	31,033	37,050
2018	—	—	—	—	—	—	—	—	—	34,358
									Total	$287,808
All outstanding liabilities prior to 2009, net of reinsurance										19
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$17,978

Non- Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2018
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2009	$13,269	$12,790	$12,702	$12,655	$12,604	$12,586	$12,584	$12,584	$12,584	$12,585	$—	3,250
2010	—	8,462	8,536	8,442	8,411	8,410	8,400	8,400	8,402	8,405	—	2,093
2011	—	—	8,129	8,173	8,178	8,191	8,168	8,168	8,168	8,178	—	1,939
2012	—	—	—	8,749	8,491	8,369	8,361	8,302	8,312	8,324	—	2,048
2013	—	—	—	—	11,063	10,823	10,800	10,804	10,843	10,833	10	2,617
2014	—	—	—	—	—	7,297	7,619	7,591	7,577	7,612	13	1,837
2015	—	—	—	—	—	—	9,727	9,806	9,655	9,691	43	1,791
2016	—	—	—	—	—	—	—	9,967	10,048	10,054	66	1,735
2017	—	—	—	—	—	—	—	—	8,722	8,654	148	1,444
2018	—	—	—	—	—	—	—	—	—	10,445	491	1,648
									Total	$94,781

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$7,356	$11,621	$12,495	$12,624	$12,602	$12,584	$12,584	$12,584	$12,584	$12,585
2010	—	4,788	7,792	8,332	8,411	8,410	8,400	8,400	8,402	8,405
2011	—	—	4,457	7,445	7,984	8,146	8,168	8,168	8,168	8,178
2012	—	—	—	4,377	7,522	7,983	8,276	8,302	8,312	8,324
2013	—	—	—	—	6,320	9,675	10,508	10,717	10,805	10,815
2014	—	—	—	—	—	3,733	6,707	7,423	7,521	7,579
2015	—	—	—	—	—	—	5,335	8,685	9,479	9,557
2016	—	—	—	—	—	—	—	5,409	8,882	9,790
2017	—	—	—	—	—	—	—	—	4,348	7,660
2018	—	—	—	—	—	—	—	—	—	5,492
									Total	$88,385
All outstanding liabilities prior to 2009, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$6,396

Non- Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2018
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2009	$4,570	$4,064	$4,062	$4,141	$4,102	$4,124	$4,141	$4,139	$4,105	$4,158	$55	3,568
2010	—	6,189	4,942	5,101	5,010	5,048	5,026	4,911	4,948	4,943	46	4,271
2011	—	—	5,296	3,313	3,134	2,937	2,902	2,854	2,874	3,003	85	2,237
2012	—	—	—	7,164	4,159	3,927	3,916	4,215	4,643	4,909	136	3,876
2013	—	—	—	—	10,596	6,020	5,869	5,261	5,278	5,160	169	3,848
2014	—	—	—	—	—	14,010	9,068	6,224	8,381	6,745	238	5,547
2015	—	—	—	—	—	—	17,917	14,498	13,043	10,538	(359)	10,353
2016	—	—	—	—	—	—	—	20,547	14,660	13,552	422	11,216
2017	—	—	—	—	—	—	—	—	23,376	18,621	2,461	12,225
2018	—	—	—	—	—	—	—	—	—	25,791	(6,347)	14,460
									Total	$97,420

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$1,747	$2,767	$3,246	$3,622	$3,774	$3,877	$4,010	$4,059	$4,072	$4,103
2010	—	2,082	3,057	3,742	4,317	4,564	4,748	4,772	4,841	4,841
2011	—	—	1,290	1,890	2,342	2,590	2,761	2,830	2,851	2,925
2012	—	—	—	1,696	2,421	3,041	3,587	4,081	4,503	4,671
2013	—	—	—	—	1,944	3,123	3,796	4,291	4,602	4,808
2014	—	—	—	—	—	2,201	3,573	4,452	5,369	5,781
2015	—	—	—	—	—	—	2,967	5,202	7,057	8,327
2016	—	—	—	—	—	—	—	3,526	6,272	8,559
2017	—	—	—	—	—	—	—	—	4,385	6,981
2018	—	—	—	—	—	—	—	—	—	6,034
									Total	$57,030
All outstanding liabilities prior to 2009, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$40,390

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2018
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2009	$16,584	$15,797	$15,657	$15,577	$16,065	$16,074	$16,001	$16,001	$16,001	$16,002	$—	4,022
2010	—	23,477	23,007	22,454	22,209	22,198	22,202	22,190	22,190	22,190	—	5,348
2011	—	—	31,948	32,104	32,113	31,771	31,684	31,388	31,306	31,313	—	6,087
2012	—	—	—	25,179	24,439	24,320	24,091	24,081	24,079	24,088	1	3,608
2013	—	—	—	—	29,976	29,217	28,531	28,315	28,286	28,315	178	4,185
2014	—	—	—	—	—	36,663	36,001	35,770	35,589	35,684	103	5,240
2015	—	—	—	—	—	—	32,789	31,818	31,297	31,577	308	3,918
2016	—	—	—	—	—	—	—	45,825	44,510	44,945	301	6,296
2017	—	—	—	—	—	—	—	—	42,110	41,593	679	4,868
2018	—	—	—	—	—	—	—	—	—	42,515	921	4,191
									Total	$318,222

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$12,657	$14,654	$14,904	$15,436	$15,935	$15,960	$16,000	$16,001	$16,001	$16,002
2010	—	19,902	21,940	21,955	22,068	22,117	22,154	22,190	22,190	22,190
2011	—	—	29,399	33,019	31,126	31,460	31,702	31,277	31,304	31,313
2012	—	—	—	21,761	23,863	24,029	24,168	24,075	24,076	24,087
2013	—	—	—	—	23,354	26,934	27,183	27,221	27,456	27,495
2014	—	—	—	—	—	32,207	35,199	35,219	35,371	35,481
2015	—	—	—	—	—	—	27,204	30,164	30,350	30,573
2016	—	—	—	—	—	—	—	37,656	44,942	44,270
2017	—	—	—	—	—	—	—	—	34,657	38,928
2018	—	—	—	—	—	—	—	—	—	37,881
									Total	$308,220
All outstanding liabilities prior to 2009, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$10,002

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2018
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2009	$17,517	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$—	2,367
2010	—	20,742	20,717	20,717	20,717	20,717	20,717	20,717	20,717	20,717	—	2,108
2011	—	—	55,094	54,953	59,651	59,651	59,651	59,651	59,651	59,651	—	3,211
2012	—	—	—	13,546	13,676	13,673	13,673	13,673	13,673	13,673	—	2,137
2013	—	—	—	—	40,976	39,665	39,665	39,665	39,665	39,665	—	2,097
2014	—	—	—	—	—	22,686	20,333	20,333	20,333	20,333	—	2,268
2015	—	—	—	—	—	—	13,813	13,849	13,849	13,849	—	2,427
2016	—	—	—	—	—	—	—	20,209	19,582	19,487	—	2,806
2017	—	—	—	—	—	—	—	—	33,733	34,181	—	2,968
2018	—	—	—	—	—	—	—	—	—	12,506	56	2,116
									Total	$249,512

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
	(prior years unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$13,462	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450	$15,450
2010	—	19,678	20,717	20,717	20,717	20,717	20,717	20,717	20,717	20,717
2011	—	—	57,741	59,651	59,651	59,651	59,651	59,651	59,651	59,651
2012	—	—	—	13,078	13,673	13,673	13,673	13,673	13,673	13,673
2013	—	—	—	—	35,511	39,665	39,665	39,665	39,665	39,665
2014	—	—	—	—	—	17,788	20,333	20,333	20,333	20,333
2015	—	—	—	—	—	—	12,866	13,849	13,849	13,849
2016	—	—	—	—	—	—	—	16,444	19,487	19,487
2017	—	—	—	—	—	—	—	—	32,767	34,181
2018	—	—	—	—	—	—	—	—	—	10,764
									Total	$247,770
All outstanding liabilities prior to 2009, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$1,742

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2018
Net outstanding liabilities:
Private passenger auto	$17,978
Non-standard auto (Primero)	6,396
Non-standard auto (Direct Auto)	40,390
Home and farm	10,002
Crop	1,742
All other	8,381
84,889
Reinsurance ceded:
Private passenger auto	176
Non-standard auto	—
Home and farm	730
Crop	384
All other	942
2,232

Gross liability for unpaid losses and loss adjustment expenses	$87,121

The following table presents required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	52.9%	21.0%	11.1%	6.3%	3.7%	2.5%	1.5%	0.5%	0.1%	—
Non-Standard Auto (Primero)	80.0%	15.3%	3.4%	0.9%	0.2%	0.1%	0.1%	—	—	—
Non-Standard Auto (Direct Auto)	39.9%	24.0%	13.9%	8.1%	6.3%	3.2%	2.0%	0.9%	1.1%	0.6%
Home and Farm	70.9%	8.0%	10.7%	4.1%	2.4%	3.2%	0.1%	0.2%	0.3%	0.1%
Crop	93.4%	4.5%	2.1%	—	—	—	—	—	—	—

11.            Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017	Estimated Useful Life
Cost:
Real estate	$11,911	$10,633	10 - 31 years
Electronic data processing equipment	1,286	1,288	5-7 years
Furniture and fixtures	2,829	3,511	5-7 years
Automobiles	1,596	1,595	2-3 years
Gross cost	17,622	17,027

Accumulated depreciation	(10,643)	(11,150)
Total property and equipment, net	$6,979	$5,877

Depreciation expense was $492, $500, and $441 during the years ended December 31, 2018, 2017 and 2016, respectively.

12.          Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,315, $1,289, and $1,258 during the years ended December 31, 2018, 2017, and 2016 respectively. Royalty amounts payable of $108 and $99 were accrued as a liability to the NDFB at December 31, 2018 and December 31, 2017, respectively.

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2019 without the prior approval of the North Dakota Insurance Department is $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2018 or 2017.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the policyholders’ surplus of Direct Auto at December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the year ended December 31, 2018.

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	December 31,
	2018	2017
Assets:
Cash and cash equivalents (overdraft)	$(818)	$(726)
Investments	4,304	4,364
Premiums and agents’ balances receivable	4,479	4,055
Reinsurance recoverables on losses (1)	21,117	20,932
Accrued investment income	31	29
Deferred income tax asset, net	414	389
Property and equipment	356	370
Other assets	48	54
Total assets	$29,931	$29,467

Liabilities:
Unpaid losses and loss adjustment expenses	$6,579	$7,995
Unearned premiums	14,538	12,937
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	972	965
Accrued expenses and other liabilities	1,579	1,392
Total liabilities	26,668	26,289

Equity:
Non-controlling interest	3,263	3,178
Total equity	3,263	3,178

Total liabilities and equity	$29,931	$29,467

(1) Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income, were $159, $153, and $174 during the year ended December 31, 2018, 2017, and 2016, respectively. There were no statutory-basis expenses reported, after intercompany eliminations, during the years ended December 31, 2018, 2017, and 2016.

13.          Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contributions expense to the money purchase plan totaled $598, $854, and $762 during the years ended December 31, 2018, 2017, and 2016, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $475, $411, and $422 during the years ended December 31, 2018, 2017, and 2016, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

Effective April 28, 2016, the Board of Directors authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”), beginning in 2017. The Company’s expenses included $451 and $183 for the years ended December 31, 2018 and 2017, respectively.

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

The Company recognized compensation expense of $400 and $401 during the years ended December 31, 2018 and 2017, respectively.

Through December 31, 2018, 48,630 ESOP shares had been released and allocated to participants, with the remainder of 191,370 ESOP shares held in suspense at December 31, 2018. Using the Company’s year-end market price of $15.73, the fair value of the unearned ESOP shares was $3,010 at December 31, 2018.

14.       Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. There were no outstanding amounts during the years ended December 31, 2018, 2017, or 2016. This line of credit is scheduled to expire on December 31, 2019.

15.            Income Taxes

The components of our provision for income tax expense were as follows:

	Year Ended December 31,
	2018	2017	2016
Current	$8,020	$8,461	$1,564
Deferred	(692)	(2,067)	(85)
Total provision	$7,328	$6,394	$1,479

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Income before income taxes	$38,572	$22,006	$6,117

Expected provision for federal income taxes	$8,100	$7,702	$2,141
Permanent differences	(126)	(736)	(670)
Change in valuation allowance	(41)	(394)	(62)
Stock conversion and IPO expenses	—	568	—
Impact of effective tax rate change on deferred income tax assets and liabilities	—	(1,274)	—
Other	(605)	528	70
Total provision	$7,328	$6,394	$1,479

Income tax expense for the year ended December 31, 2017 includes a reduction of $1,274 to current income tax expense due to a new corporate income tax rate for tax year 2018 and beyond, enacted on December 22, 2017. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be reflected as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets was $587, $628, and $1,022 at December 31, 2018, 2017, and 2016, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities, valued at the new effective tax rate of 21% at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Unearned premium	$3,560	$2,657
Unpaid losses and loss adjustment expenses	580	251
Carryovers	1,005	1,040
Other	596	331
Total deferred income tax assets	5,741	4,279

Deferred income tax liabilities:
Deferred policy acquisition costs	2,702	1,860
Net unrealized gains on investments	2,688	4,266
Intangibles	398	—
Other	77	64
Total deferred income tax liabilities	5,865	6,190

Net deferred income tax liability	(124)	(1,911)

Valuation allowance	(587)	(628)
Deferred income tax liability, net	$(711)	$(2,539)

At December 31, 2018 and 2017, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2018, 2017, or 2016.

At December 31, 2018 and 2017, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryovers of $4,786 and $4,951 at December 31, 2018 and 2017, respectively. The net operating loss carryforward expires beginning in 2021 through 2030.

16.       Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020. We leased equipment and software under non-cancellable operating leases expiring at various times through 2017. There were expenses of $140, $80, and $74 related to these leases during the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2019	$301
2020	121
2021	60
2022	60
2023	30

We also sub-lease a portion of our home office building under non-cancellable operating leases.

17.          Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of December 31, 2018 and 2017.

18.          Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Year Ended December 31,
	2018	2017
Shares outstanding, beginning	22,337,644	—
Initial public offering	—	23,000,000
Shares repurchased related to employee stock ownership plan	—	(240,000)
Treasury shares repurchased through stock repurchase authorization	(191,265)	(446,671)
Issuance of treasury shares for vesting of stock awards	22,200	—
Issuance of shares related to employee stock ownership plan	24,315	24,315
Shares outstanding, ending	22,192,894	22,337,644

Note: Shares were not available prior to the Company’s IPO in March 2017.

On May 23, 2017, our Board of Directors approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We completed the repurchase of 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017, and reflected the cost of this treasury stock as a reduction of Equity within our Consolidated Balance Sheet as of December 31, 2018 and 2017.

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018, and reflected the cost of this treasury stock as a reduction of Equity within our Consolidated Balance Sheet as of December 31, 2018.

19.       Stock Based Compensation

At its 2017 Annual Shareholders’ Meeting, the NI Holdings 2017, Inc. Stock and Incentive Plan (the “Plan”) was approved by shareholders. The purpose of the Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business, to compensate such persons through various stock and cash-based arrangements, and to provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

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

Restricted Stock Units

On December 1, 2017, the Compensation Committee awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan were based on salary and generally vest 20% per year over a five-year period, while RSUs granted to non-employee directors vested in May 2018. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs. On March 1, 2018, the first tranche of executive RSUs vested.

On March 1, 2018, the Compensation Committee awarded additional RSUs to select executives with the same terms as the previous awards.

On May 22, 2018, the RSUs awarded to non-employee directors vested and additional RSUs were awarded to non-employee directors to vest on the date of the next annual meeting of shareholders.

The Company recognizes stock-based compensation costs based on the grant date fair value over the vesting period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2017	—	$—
RSUs granted during 2017	83,000	17.31
RSUs vested during 2017	(17,500)	17.31
Units outstanding at December 31, 2017	65,500	$17.31

RSUs granted during 2018	40,000	16.25
RSUs vested during 2018	(31,620)	16.99
Units outstanding at December 31, 2018	73,880	$16.87

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2018	2017
RSU compensation expense	$999	$423
Income tax benefit	(210)	(148)
RSU compensation expense, net of income taxes	$789	$275

Total grant-date fair value of vested RSUs at end of period	$840	$303

Note: Share-based compensation was not available prior to the Company’s IPO in March 2017.

At December 31, 2018, there was $664 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.31 years.

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

A summary of the Company’s outstanding PSUs for the year ended December 31, 2018, is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding at December 31, 2018	48,600	$16.25

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2018	2017
PSU compensation expense	$233		$—
Income tax benefit	(49)		—
PSU compensation expense, net of income taxes	$184	$	n/a

Total grant-date fair value of vested PSUs at end of period	$—	$	n/a

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

At December 31, 2018, there was $556 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.00 years.

20.       Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,358,858 and 22,512,401 for the years ended December 31, 2018 and 2017, respectively. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Year Ended December 31,
	2018	2017	2016
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings	$31,081	$15,991		$4,551
Denominator:
Weighted average shares outstanding	22,358,858	22,512,401		n/a
Basic earnings per common share	$1.39	$0.71	$	n/a

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings	$31,081	$15,991		$4,551
Denominator:
Number of shares used in basic computation	22,358,858	22,512,401		n/a
Weighted average effect of dilutive securities
Add: Restricted stock units and performance share units	26,896	228		n/a
Number of shares used in diluted computation	22,385,754	22,512,629		n/a
Diluted earnings per common share	$1.39	$0.71	$	n/a

21.          Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2018, 2017, and 2016. For presentation in these tables, “LAE” refers to loss adjustment expenses.

The ratios presented in these tables are non-GAAP financial measures under Securities and Exchange Commission rules and regulations. The non-GAAP ratios may not be comparable to similarly-named measures reported by other companies.

The loss and LAE ratio equals losses and loss adjustment expenses divided by net premiums earned. The expense ratio equals amortization of deferred policy acquisition costs and other underwriting and general expenses, divided by net premiums earned. The combined ratio equals losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and other underwriting and general expenses, divided by net premiums earned.

	Year Ended December 31, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$65,457	$27,964	$70,355	$47,505	$8,319	$219,600
Assumed premiums earned	16	—	(17)	2,306	4,209	6,514
Ceded premiums earned	(3,008)	—	(5,661)	(21,112)	(613)	(30,394)
Net premiums earned	62,465	27,964	64,677	28,699	11,915	195,720

Direct losses and LAE	44,644	14,338	42,993	14,206	3,713	119,894
Assumed losses and LAE	358	—	(295)	696	2,640	3,399
Ceded losses and LAE	(478)	—	17	(2,990)	(754)	(4,205)
Net losses and LAE	44,524	14,338	42,715	11,912	5,599	119,088

Gross margin	17,941	13,626	21,962	16,787	6,316	76,632

Underwriting and general expenses	18,530	10,126	19,950	3,176	2,928	54,710
Underwriting gain (loss)	(589)	3,500	2,012	13,611	3,388	21,922

Fee and other income		1,406				6,496
		4,906
Net investment income						6,180
Net realized capital gain on investments						3,974
Income before income taxes						38,572
Income taxes						7,328
Net income						31,244
Net attributable to non-controlling interest						163
Net income attributable to NI Holdings, Inc.						$31,081

Non-GAAP Ratios:
Loss and LAE ratio	71.3%	51.3%	66.0%	41.5%	47.0%	60.8%
Expense ratio	29.7%	36.2%	30.8%	11.1%	24.6%	28.0%
Combined ratio	100.9%	87.5%	96.9%	52.6%	71.6%	88.8%

Balances at December 31, 2018:
Premiums and agents’ balances receivable	$16,558	$7,769	$8,630	$—	$1,330	$34,287
Deferred policy acquisition costs	3,658	3,364	5,279	—	565	12,866
Reinsurance recoverables on losses	176	—	730	384	942	2,232
Receivable from Federal Crop Insurance Corporation	—	—	—	16,169	—	16,169
Goodwill and other intangibles	—	4,623	—	—	—	4,623

Unpaid losses and LAE	18,154	46,786	10,732	2,126	9,323	87,121
Unearned premiums	26,022	17,177	36,883	—	4,685	84,767

	Year Ended December 31, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$58,424	$10,530	$63,701	$49,012	$7,751	$189,418
Assumed premiums earned	15	—	(17)	2,524	4,189	6,711
Ceded premiums earned	(3,061)	—	(5,289)	(7,710)	(605)	(16,665)
Net premiums earned	55,378	10,530	58,395	43,826	11,335	179,464

Direct losses and LAE	34,743	8,690	40,381	36,110	4,193	124,117
Assumed losses and LAE	279	—	—	1,654	4,244	6,177
Ceded losses and LAE	(271)	—	(672)	(5,322)	(1,318)	(7,583)
Net losses and LAE	34,751	8,690	39,709	32,442	7,119	122,711

Gross margin	20,627	1,840	18,686	11,384	4,216	56,753

Underwriting and general expenses	16,888	3,057	18,186	4,425	1,867	44,423
Underwriting gain (loss)	3,739	(1,217)	500	6,959	2,349	12,330

Fee and other income		1,087				1,648
		(130)
Net investment income						5,031
Net realized capital gain on investments						2,997
Income before income taxes						22,006
Income taxes						6,394
Net income						15,612
Net (loss) attributable to non-controlling interest						(379)
Net income attributable to NI Holdings, Inc.						$15,991

Non-GAAP Ratios:
Loss and LAE ratio	62.8%	82.5%	68.0%	74.0%	62.8%	68.4%
Expense ratio	30.5%	29.0%	31.1%	10.1%	16.5%	24.8%
Combined ratio	93.2%	111.6%	99.1%	84.1%	79.3%	93.1%

Balances at December 31, 2017:
Premiums and agents’ balances receivable	$15,430	$1,196	$7,856	$—	$1,150	$25,632
Deferred policy acquisition costs	3,404	306	4,638	—	511	8,859
Reinsurance recoverables on losses	690	—	1,449	133	1,856	4,128
Receivable from Federal Crop Insurance Corporation	—	—	—	10,501	—	10,501
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	17,805	5,810	10,510	1,152	10,613	45,890
Unearned premiums	24,442	1,762	32,691	—	4,367	63,262

	Year Ended December 31, 2016
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$51,535	$10,671	$58,445	$48,876	$7,431	$176,958
Assumed premiums earned	2	—	1	2,691	3,852	6,546
Ceded premiums earned	(3,287)	—	(8,203)	(18,404)	(854)	(30,748)
Net premiums earned	48,250	10,671	50,243	33,163	10,429	152,756

Direct losses and LAE	41,022	9,965	65,119	23,173	7,112	146,391
Assumed losses and LAE	316	—	634	766	3,231	4,947
Ceded losses and LAE	(3,446)	—	(21,749)	(4,570)	(3,065)	(32,830)
Net losses and LAE	37,892	9,965	44,004	19,369	7,278	118,508

Gross margin	10,358	706	6,239	13,794	3,151	34,248

Underwriting and general expenses	13,953	2,921	15,821	4,525	1,902	39,122
Underwriting gain (loss)	(3,595)	(2,215)	(9,582)	9,269	1,249	(4,874)

Fee and other income		1,157				1,666
		(1,058)
Net investment income						3,644
Net realized capital gain on investments						5,681
Income before income taxes						6,117
Income taxes						1,479
Net income						4,638
Net income attributable to non-controlling interest						87
Net income attributable to NI Holdings, Inc.						$4,551

Non-GAAP Ratios:
Loss and LAE ratio	78.5%	93.4%	87.6%	58.4%	69.8%	77.6%
Expense ratio	28.9%	27.4%	31.5%	13.6%	18.2%	25.6%
Combined ratio	107.5%	120.8%	119.1%	72.1%	88.0%	103.2%

Balances at December 31, 2016:
Premiums and agents’ balances receivable	$13,390	$906	$6,671	$—	$1,019	$21,986
Deferred policy acquisition costs	3,412	232	4,998	—	300	8,942
Reinsurance recoverables on losses	1,042	—	3,845	579	1,726	7,192
Receivable from Federal Crop Insurance Corporation	—	—	—	16,761	—	16,761
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	24,713	5,933	15,483	4,270	9,233	59,632
Unearned premiums	22,119	1,457	29,777	—	4,092	57,445

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the above tables. The remaining fee and other income amounts are not allocated to any segment, including the $4,578 gain realized on the bargain purchase of Direct Auto in 2018.

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

22.          Statutory Net Income, Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Nodak Insurance:
Statutory capital and surplus	$175,875	$156,545	$139,140
Statutory unassigned surplus	170,875	151,545	139,140
Statutory net income	19,943	13,915	3,665

American West:
Statutory capital and surplus	13,889	12,409	11,801
Statutory unassigned surplus	7,888	6,408	5,800
Statutory net income	1,238	429	782

Primero:
Statutory capital and surplus	9,767	8,936	8,616
Statutory unassigned surplus (deficit)	508	(323)	(643)
Statutory net income (loss)	1,061	208	(324)

Battle Creek:
Statutory capital and surplus	6,052	5,873	5,735
Statutory unassigned surplus	3,052	2,873	2,735
Statutory net income	159	153	174

Direct Auto:
Statutory capital and surplus	19,146	12,057	9,754
Statutory unassigned surplus	16,146	9,057	6,754
Statutory net income	7,530	634	926

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2018 and 2017 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

Amounts available for distribution in 2019 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,389 from American West and $977 from Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2018, 2017, or 2016.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2019 without the prior approval of the North Dakota Insurance Department is $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the years ended December 31, 2018 or 2017.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the policyholders’ surplus of Direct Auto at December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the year ended December 31, 2018.

23.       Interim Financial Data (Unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented. Earnings per share data is only available for the quarterly periods subsequent to the conversion and sale of stock.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$36,112	$50,677	$54,136	$54,795
Net investment income	1,369	1,523	1,629	1,659
Total revenues	38,327	52,920	64,100	57,023
Total expenses	30,726	52,523	52,194	38,355
Net income before non-controlling interest	6,152	256	9,877	14,959
Basic earnings per common share	0.27	0.01	0.44	0.67

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$32,809	$45,653	$52,525	$48,477
Net investment income	999	1,303	1,404	1,325
Total revenues	34,771	47,616	56,566	50,187
Total expenses	27,740	47,655	59,691	32,048
Net income (loss) before non-controlling interest	4,749	117	(2,693)	13,439
Basic earnings per common share	0.21	0.01	(0.12)	0.62

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$30,115	$37,136	$52,639	$32,866
Net investment income	982	1,032	820	810
Total revenues	31,490	38,806	59,135	34,316
Total expenses	21,788	41,472	61,696	32,674
Net income (loss) before non-controlling interest	6,219	(1,819)	(999)	1,237
Basic earnings per common share	n/a	n/a	n/a	n/a

24.          Subsequent Events

We have evaluated subsequent events through March 13, 2019, the date these consolidated financial statements were available for issuance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has reviewed and evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective, and that our consolidated financial statements we include in this Form 10-K Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 11, 2019 relating to our Annual Meeting of Shareholders that we will hold on May 21, 2019 (our “Proxy Statement”).

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

Item 11.	Executive Compensation

We incorporate the response to this Item 11 by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements and
(2)	Financial Statement schedules required to be filed by Item 8 of this report.

Schedule I Condensed financial information of registrant – NI Holdings, Inc.

All other financial schedules are not required under the related instructions, as they are inapplicable or the information has been included in the Consolidated Financial Statements, and therefore have been omitted.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)
3.2	Bylaws of NI Holdings, Inc. (1)
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
10.1	2016 NI Holdings, Inc. Equity Incentive Plan (1)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4#	Employment Agreement dated as of April 28, 2016, between Brian R. Doom and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)
21.1	Subsidiaries of NI Holdings, Inc. (1)
23.1*	Consent of Mazars USA LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

NI Holdings, Inc. was formed on March 13, 2017. The following condensed financial information begins with that date.

Condensed Balance Sheets
	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$5,886	$6,831
Fixed income securities, at fair value	48,097	60,759
Equity securities, at fair value	11,607	18,458
Total cash and investments	65,590	86,048

Accrued investment income	311	464
Investment in wholly-owned subsidiaries	208,510	168,103
Deferred income taxes, net	458	(236)
Total assets	$274,869	$254,379

Liabilities:
Accrued expenses and other liabilities	2,105	2,260
Federal income tax payable (recoverable)	274	(275)
Commitments and contingencies	—	—
Total liabilities	2,379	1,985

Shareholders’ equity	272,490	252,394
Total liabilities and equity	$274,869	$254,379

Condensed Statements of Operations
	Year Ended December 31,
	2018	2017
Revenues:
Fee and other income	$4,580	$19
Net investment income	1,481	916
Net realized capital gain on investments	1,190	330
Total revenues	7,251	1,265

Expenses:
Other underwriting and general expenses	2,574	2,068
Total expenses	2,574	2,068

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	4,677	(803)
Income tax expense (benefit)	98	(572)
Income (loss) before equity in undistributed net income of subsidiaries	4,579	(231)
Equity in undistributed net income of subsidiaries	26,502	16,222
Net income attributable to NI Holdings, Inc.	$31,081	$15,991

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2018	2017
Net income attributable to NI Holdings, Inc.	$31,081	$15,991
Other comprehensive income, net of income taxes:
Unrealized (loss) gain on investments	(745)	990
Unrealized (loss) gain on subsidiaries	(8,877)	1,986
Other comprehensive (loss) income, net of income taxes	(9,622)	2,976
Comprehensive income	$21,459	$18,967

Condensed Statements of Cash Flows
	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income attributable to NI Holdings, Inc.	$31,081	$15,991
Adjustments:
Equity in undistributed net income of subsidiaries	(26,502)	(16,222)
Gain on acquisition of Direct Auto Insurance Company	(4,578)	—
Other	1,109	2,072
Net adjustments	(29,971)	(14,150)
Net cash provided by operating activities	1,110	1,841

Cash flows from investing activities:
Net sale (purchase) of fixed income and equity securities	17,941	(77,718)
Acquisition of Direct Auto Insurance Company	(17,000)	—
Net cash provided by (used in) investing activities	941	(77,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	93,145
Purchase of treasury stock	(2,996)	(8,037)
Loan to employee stock ownership plan	—	(2,400)
Net cash flows (used in) provided by financing activities	(2,996)	82,708

Net (decrease) increase in cash and cash equivalents	(945)	6,831

Cash and cash equivalents at beginning of period	6,831	—

Cash and cash equivalents at end of period	$5,886	$6,831

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2019.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 13, 2019
Michael J. Alexander

/s/ Brian R. Doom	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019
Brian R. Doom

/s/ Eric K. Aasmundstad	Director	March 13, 2019
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 13, 2019
William R. Devlin

/s/ Duaine C. Espegard	Director	March 13, 2019
Duaine C. Espegard

/s/ Stephen V. Marlow	Director	March 13, 2019
Stephen V. Marlow

/s/ Jeffrey R. Missling	Director	March 13, 2019
Jeffrey R. Missling