Form 10-Q
period 2019-03-31
NI Holdings, Inc.
filed 2019-05-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NODK	Nasdaq Capital Market

The number of shares of Registrant’s common stock outstanding on May 3, 2019 was 22,209,295. No preferred shares are issued or outstanding.

 i

 ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes; and
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business;

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	our ability to successfully integrate Direct Auto;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
•	heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;
•	changes in general economic conditions, including inflation, unemployment, interest rates, and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

Part I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$70,127	$68,950
Fixed income securities, at fair value	260,824	254,969
Equity securities, at fair value	57,106	48,498
Other investments	1,914	1,954
Total cash and investments	389,971	374,371

Premiums and agents' balances receivable	38,502	34,287
Deferred policy acquisition costs	14,791	12,866
Reinsurance recoverables on losses	3,143	2,232
Accrued investment income	1,865	1,898
Property and equipment	7,243	6,979
Receivable from Federal Crop Insurance Corporation	14,282	16,169
Goodwill and other intangibles	3,488	4,623
Other assets	4,002	5,067
Total assets	$477,287	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$85,560	$87,121
Unearned premiums	88,171	84,767
Reinsurance premiums payable	224	—
Federal income tax payable	166	197
Deferred income taxes, net	3,059	711
Accrued expenses and other liabilities	6,652	9,943
Commitments and contingencies	—	—
Total liabilities	183,832	182,739

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2019 – 22,209,499 shares, 2018 – 22,192,894 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	94,829	94,486
Unearned employee stock ownership plan shares	(1,914)	(1,914)
Retained earnings	205,853	183,946
Accumulated other comprehensive income, net of income taxes	1,445	6,376
Treasury stock, at cost, 2019 – 599,131 shares, 2018 – 615,736 shares	(10,332)	(10,634)
Non-controlling interest	3,344	3,263
Total equity	293,455	275,753

Total liabilities and equity	$477,287	$458,492

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums earned	$50,506	$36,112
Fee and other income	464	377
Net investment income	1,743	1,369
Net capital gain on investments	7,859	469
Total revenues	60,572	38,327

Expenses:
Losses and loss adjustment expenses	26,234	18,849
Amortization of deferred policy acquisition costs	9,222	7,039
Other underwriting and general expenses	7,472	4,838
Total expenses	42,928	30,726

Income before income taxes	17,644	7,601
Income taxes	3,848	1,449
Net income	13,796	6,152
Net income attributable to non-controlling interest	23	30
Net income attributable to NI Holdings, Inc.	$13,773	$6,122

Basic earnings per common share	$0.62	$0.27
Diluted earnings per common share	$0.62	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended March 31, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$13,773	$23	$13,796

Other comprehensive income, before income taxes:
Holding gains on investments	4,092	72	4,164
Reclassification adjustment for net realized capital loss included in net income	26	1	27
Other comprehensive income, before income taxes	4,118	73	4,191

Income tax benefit related to items of other comprehensive income	(865)	(15)	(880)
Other comprehensive income, net of income taxes	3,253	58	3,311

Comprehensive income	$17,026	$81	$17,107

	Three Months Ended March 31, 2018
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$6,122	$30	$6,152

Other comprehensive loss, before income taxes:
Holding losses on investments	(3,919)	(82)	(4,001)
Reclassification adjustment for net realized capital gain included in net income	(469)	—	(469)
Other comprehensive loss, before income taxes	(4,388)	(82)	(4,470)

Income tax benefit related to items of other comprehensive loss	921	17	938
Other comprehensive loss, net of income taxes	(3,467)	(65)	(3,532)

Comprehensive income (loss)	$2,655	$(35)	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollar amounts in thousands)

Three Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	13,773	—	—	23	13,796
Other comprehensive income, net of income taxes	—	—	—	—	3,253	—	58	3,311
Purchase of treasury stock	—	—	—	—	—	(2)	—	(2)
Share-based compensation	—	617	—	—	—	—	—	617
Issuance of vested award shares	—	(274)	—	(50)	—	304	—	(20)
Balance, March 31, 2019	$230	$94,829	$(1,914)	$205,853	$1,445	$(10,332)	$3,344	$293,455

Three Months Ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2018	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	6,122	—	—	30	6,152
Other comprehensive loss, net of income taxes	—	—	—	—	(3,467)	—	(65)	(3,532)
Share-based compensation	—	456	—	—	—	—	—	456
Issuance of vested award shares	—	(274)	—	—	—	274	—	—
Balance, March 31, 2018	$230	$93,678	$(2,157)	$158,987	$12,531	$(7,763)	$3,143	$258,649

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,796	$6,152
Adjustments to reconcile net income to operating cash flows:
Net capital gain on investments	(7,859)	(469)
Deferred income tax expense (benefit)	1,468	(120)
Depreciation of property and equipment	142	139
Amortization of intangibles	1,135	—
Share-based compensation	617	456
Amortization of deferred policy acquisition costs	9,222	7,039
Deferral of policy acquisition costs	(11,147)	(7,160)
Net amortization of premiums and discounts on investments	250	349
Gain on sale of property and equipment	3	—
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(4,215)	(1,336)
Reinsurance premiums receivable / payable	224	(409)
Reinsurance recoverables on losses	(911)	998
Accrued investment income	33	171
Receivable from Federal Crop Insurance Corporation	1,887	766
Federal income tax recoverable / payable	(31)	69
Other assets	1,065	234
Unpaid losses and loss adjustment expenses	(1,561)	(2,027)
Unearned premiums	3,404	2,126
Accrued expenses and other liabilities	(3,291)	(2,639)
Net cash flows from operating activities	4,231	4,339

Cash flows from investing activities:
Proceeds from sales of fixed income securities	12,342	14,402
Proceeds from sales of equity securities	2,024	2,392
Purchases of fixed income securities	(14,282)	(20,542)
Purchases of equity securities	(2,746)	(2,853)
Purchases of property and equipment, net	(410)	(141)
Other	40	18
Net cash flows from investing activities	(3,032)	(6,724)

Cash flows from financing activities:
Purchases of treasury stock	(2)	—
Issuance of restricted stock awards	(20)	—
Net cash flows from financing activities	(22)	—

Net increase (decrease) in cash and cash equivalents	1,177	(2,385)

Cash and cash equivalents at beginning of period	68,950	27,594

Cash and cash equivalents at end of period	$70,127	$25,209

The Company paid $2,000 and $1,500 in federal income taxes during the three months ended March 31, 2019 and 2018, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value. Unrealized gains and losses on fixed income securities, and on equity securities prior to January 1, 2019, net of income taxes, are reported in accumulated other comprehensive income. Effective January 1, 2019, in accordance with a change in accounting rule, changes in unrealized gains and losses on equity securities are reported as a component of net capital gain on investments in our operating results.

Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net capital gain on investments, along with the change in unrealized gains and losses on equity securities after January 1, 2019.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,914 at March 31, 2019 and $1,954 at December 31, 2018.

Reclassifications:

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.

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

The Company uses the direct write-off method for recognizing bad debts. Accounts billed directly to the policyholder are provided grace payment and cancellation notice periods per state insurance regulations. Any earned but uncollected premiums are written off within 90 days after the effective date of policy cancellation.

Direct Auto also provides for agency billing for a portion of their agents. Accounts billed to agents are due within 60 days of the statement date. The balances are carried as agents’ balances receivable until it is determined the amount is not collectible from the agent. At that time, the balance is written off as uncollectible. The agent is responsible for all past due balances. As part of its agent appointment, Direct Auto requires a personal guarantee for all balances due to Direct Auto from the principal of the contracted agency.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three month periods ended March 31, 2019 and 2018.

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

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the favorable lease contract, Direct Auto trade name, and VOBA assets will be amortized over eighteen months, five years, and twelve months, respectively, from the August 31, 2018 valuation date.

4.	Acquisition of Direct Auto Insurance Company

On August 31, 2018, the Company completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto, and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. The Company realized a $4,578 gain on the purchase of Direct Auto due to the use of applicable purchase accounting guidance (known as a “bargain purchase”).

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

The acquired Direct Auto business contributed revenues of $12,573 and net income of $4,134 to the Company for the three months ended March 31, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma Three Months Ended March 31,
	2019	2018
Revenues	$60,572	$48,666

Net income attributable to NI Holdings, Inc.	13,848	6,876

Basic earnings per share attributable to NI Holdings, Inc.	0.62	0.31

The Company did not reflect any material, nonrecurring pro forma adjustments directly attributable to the business combination in the above pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Direct Auto to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2017, with the related income tax effects.

In 2018, the Company incurred $118 of acquisition-related costs. These expenses did not impact the pro forma amounts presented above.

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

We have completed our final analysis of the assets and liabilities acquired and assigned fair values to the acquired intangibles consisting of favorable lease contract, state insurance license, Direct Auto trade name, and VOBA intangible assets of $20, $100, $248, and $5,134, respectively. The state insurance license has an indefinite life, while the other intangible assets will be amortized over useful lives of up to five years.

The gain realized on bargain purchase of $4,578 from the Direct Auto acquisition is included in fee and other income in the Company’s Consolidated Statements of Operations during the three months ended September 30, 2018.

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

In January 2019, the Company adopted amended guidance from the FASB that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. Effective January 1, 2019, we applied this guidance, which resulted in a cumulative-effect reclassification of after-tax unrealized net capital gains aggregating $8,184, from accumulated other comprehensive income to retained earnings. This reclassification has no impact to the Company’s results of operations at the date of adoption. The after-tax change in accounting for equity securities did not affect the Company’s equity; however, the unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Prior year financial statements were not restated. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of Other Comprehensive Income, which will add a level of volatility to our net income.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.	Investments

The amortized cost and estimated fair value of investment securities as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$16,857	$216	$(44)	$17,029
Obligations of states and political subdivisions	55,258	924	(211)	55,971
Corporate securities	96,096	1,198	(270)	97,024
Residential mortgage-backed securities	49,923	371	(273)	50,021
Commercial mortgage-backed securities	19,359	268	(141)	19,486
Asset-backed securities	21,465	54	(226)	21,293
Total fixed income securities	258,958	3,031	(1,165)	260,824

Equity securities:
Basic materials	1,497	53	(64)	1,486
Communications	4,319	2,230	(353)	6,196
Consumer, cyclical	5,655	3,532	(144)	9,043
Consumer, non-cyclical	10,094	5,506	(506)	15,094
Energy	1,692	52	(127)	1,617
Financial	4,873	247	(366)	4,754
Industrial	4,442	3,341	(62)	7,721
Technology	6,875	4,671	(351)	11,195
Total equity securities	39,447	19,632	(1,973)	57,106
Total investments	$298,405	$22,663	$(3,138)	$317,930

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$158	$(133)	$19,208
Obligations of states and political subdivisions	52,782	475	(559)	52,698
Corporate securities	95,290	265	(1,413)	94,142
Residential mortgage-backed securities	50,902	110	(729)	50,283
Commercial mortgage-backed securities	19,520	65	(270)	19,315
Asset-backed securities	19,617	4	(298)	19,323
Total fixed income securities	257,294	1,077	(3,402)	254,969

Equity securities:
Basic materials	1,527	—	(187)	1,340
Communications	4,076	1,296	(424)	4,948
Consumer, cyclical	5,128	2,650	(167)	7,611
Consumer, non-cyclical	9,356	3,929	(916)	12,369
Energy	1,622	8	(289)	1,341
Financial	4,856	121	(549)	4,428
Industrial	4,537	2,529	(368)	6,698
Technology	7,037	3,647	(921)	9,763
Total equity securities	38,139	14,180	(3,821)	48,498
Total investments	$295,433	$15,257	$(7,223)	$303,467

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

	March 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$13,304	$13,322
After one year through five years	96,223	97,197
After five years through ten years	50,610	51,302
After ten years	8,074	8,203
Mortgage / asset-backed securities	90,747	90,800
Total fixed income securities	$258,958	$260,824

	December 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,490	$12,463
After one year through five years	96,900	96,614
After five years through ten years	52,128	51,351
After ten years	5,737	5,620
Mortgage / asset-backed securities	90,039	88,921
Total fixed income securities	$257,294	$254,969

Fixed income securities with a fair value of $4,954 at March 31, 2019 and $4,900 at December 31, 2018, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	March 31, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$450	$(4)	$3,631	$(40)	$4,081	$(44)
Obligations of states and political subdivisions	4,796	(84)	6,368	(127)	11,164	(211)
Corporate securities	1,848	(7)	34,892	(263)	36,740	(270)
Residential mortgage-backed securities	314	(1)	19,401	(272)	19,715	(273)
Commercial mortgage-backed securities	2,298	(16)	5,316	(125)	7,614	(141)
Asset-backed securities	4,849	(151)	9,435	(75)	14,284	(226)
Total fixed income securities	14,555	(263)	79,043	(902)	93,598	(1,165)

Equity securities:
Basic materials	1,147	(64)	—	—	1,147	(64)
Communications	1,927	(299)	159	(54)	2,086	(353)
Consumer, cyclical	1,274	(144)	—	—	1,274	(144)
Consumer, non-cyclical	3,348	(506)	—	—	3,348	(506)
Energy	896	(127)	—	—	896	(127)
Financial	2,496	(321)	294	(45)	2,790	(366)
Industrial	1,404	(62)	—	—	1,404	(62)
Technology	2,328	(351)	—	—	2,328	(351)
Total equity securities	14,820	(1,874)	453	(99)	15,273	(1,973)
Total investments	$29,375	$(2,137)	$79,496	$(1,001)	$108,871	$(3,138)

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

The Company recorded no impairments during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, we held 192 fixed income securities with unrealized losses. As of December 31, 2018, we held 317 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended March 31,
	2019	2018
Fixed income securities	$1,976	$1,599
Equity securities	224	229
Real estate	91	91
Cash and cash equivalents	17	19
Total gross investment income	2,308	1,938
Investment expenses	565	569
Net investment income	$1,743	$1,369

Net capital gain on investments consisted of the following:

	Three Months Ended March 31,
	2019	2018
Gross realized gains:
Fixed income securities	$3	$12
Equity securities	698	578
Total gross realized gains	701	590

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(30)	(49)
Equity securities	(112)	(72)
Total gross realized losses, excluding other-than-temporary impairment losses	(142)	(121)
Net realized gain on investments	559	469

Change in net unrealized gain on equity securities	7,300	—
Net capital gain on investments	$7,859	$469

Effective January 1, 2019, the market fluctuations attributed to equity securities are included in the Company’s results of operations. Prior to the adoption of this accounting pronouncement, net unrealized gains and losses on equity securities were recorded in accumulated other comprehensive income. The after-tax amount of unrealized gains on equity securities, aggregating $8,184 as of December 31, 2018, was reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2019.

7.       Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at March 31, 2019 and December 31, 2018 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at March 31, 2019 or December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,029	$—	$17,029	$—
Obligations of states and political subdivisions	55,971	—	55,971	—
Corporate securities	97,024	—	97,024	—
Residential mortgage-backed securities	50,021	—	50,021	—
Commercial mortgage-backed securities	19,486	—	19,486	—
Asset-backed securities	21,293	—	21,293	—
Total fixed income securities	260,824	—	260,824	—

Equity securities:
Basic materials	1,486	1,486	—	—
Communications	6,196	6,196	—	—
Consumer, cyclical	9,043	9,043	—	—
Consumer, non-cyclical	15,094	15,094	—	—
Energy	1,617	1,617	—	—
Financial	4,754	4,754	—	—
Industrial	7,721	7,721	—	—
Technology	11,195	11,195	—	—
Total equity securities	57,106	57,106	—	—

Cash and cash equivalents	70,127	70,127	—	—
Total assets at fair value	$388,057	$127,233	$260,824	$—

	December 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,208	$—	$19,208	$—
Obligations of states and political subdivisions	52,698	—	52,698	—
Corporate securities	94,142	—	94,142	—
Residential mortgage-backed securities	50,283	—	50,283	—
Commercial mortgage-backed securities	19,315	—	19,315	—
Asset-backed securities	19,323	—	19,323	—
Total fixed income securities	254,969	—	254,969	—

Equity securities:
Basic materials	1,340	1,340	—	—
Communications	4,948	4,948	—	—
Consumer, cyclical	7,611	7,611	—	—
Consumer, non-cyclical	12,369	12,369	—	—
Energy	1,341	1,341	—	—
Financial	4,428	4,428	—	—
Industrial	6,698	6,698	—	—
Technology	9,763	9,763	—	—
Total equity securities	48,498	48,498	—	—

Cash and cash equivalents	68,950	68,950	—	—
Total assets at fair value	$372,417	$117,448	$254,969	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

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

As a group, during the three months ended March 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. During the years ended December 31, 2018 and 2017, the catastrophic retention amount was $10,000 while the catastrophic reinsurance was $74,600. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather-related losses.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of “A-” or higher, except for one reinsurer with a rating downgraded to “B++” during 2018, with a receivable of $284 at March 31, 2019. This reinsurer was replaced during 2018, primarily due to the downgrade.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2019
	Premiums Written	Premiums Earned
Direct premium	$55,653	$52,253
Assumed premium	1,029	1,026
Ceded premium	(2,773)	(2,773)
Net premiums	$53,909	$50,506

Percentage of assumed earned premium to net earned premium		2.0%

	Three Months Ended March 31, 2018
	Premiums Written	Premiums Earned
Direct premium	$39,274	$37,192
Assumed premium	1,283	1,239
Ceded premium	(2,319)	(2,319)
Net premiums	$38,238	$36,112

Percentage of assumed earned premium to net earned premium		3.4%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2019	2018
Direct losses and loss adjustment expenses	$26,631	$18,637
Assumed losses and loss adjustment expenses	443	589
Ceded losses and loss adjustment expenses	(840)	(377)
Net losses and loss adjustment expenses	$26,234	$18,849

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

If 100% of our ceded reinsurance was cancelled as of March 31, 2019 or December 31, 2018, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.       Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$12,866	$8,859
Deferral of policy acquisition costs	11,147	7,160
Amortization of deferred policy acquisition costs	(9,222)	(7,039)
Balance, end of period	$14,791	$8,980

10.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$87,121	$45,890
Reinsurance recoverables on losses	2,232	4,128
Net balance at beginning of period	84,889	41,762

Incurred related to:
Current year	31,203	18,773
Prior years	(4,969)	76
Total incurred	26,234	18,849

Paid related to:
Current year	11,064	8,740
Prior years	17,642	11,138
Total paid	28,706	19,878

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	85,560	43,863
Reinsurance recoverables on losses	3,143	3,130
Net balance at end of period	$82,417	$40,733

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $4,969 during the three months ended March 31, 2019, compared to an increase of $76 during the three months ended March 31, 2018. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The decrease for the three months ended March 31, 2019 was primarily attributable to continued favorable development of the Direct Auto book of business.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

11.       Property and Equipment

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018	Estimated Useful Life
Cost:
Real estate	$12,099	$11,911	10 - 31 years
Electronic data processing equipment	1,344	1,286	5-7 years
Furniture and fixtures	2,829	2,829	5-7 years
Automobiles	1,702	1,596	2-3 years
Gross cost	17,974	17,622

Accumulated depreciation	(10,731)	(10,643)
Total property and equipment, net	$7,243	$6,979

Depreciation expense was $142 and $139 for the three months ended March 31, 2019 and 2018, respectively.

12.       Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $324 and $307 during the three months ended March 31, 2019 and 2018, respectively. Royalty amounts payable of $125 and $108 were accrued as a liability to the NDFB at March 31, 2019 and December 31, 2018, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2019 without the prior approval of the North Dakota Insurance Department is $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2019 or the year ended December 31, 2018.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2019 or the year ended December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents (overdraft)	$1,445	$(818)
Investments	4,338	4,304
Premiums and agents’ balances receivable	4,624	4,479
Reinsurance recoverables on losses (1)	23,233	21,117
Accrued investment income	30	31
Deferred income tax asset, net	391	414
Property and equipment	358	356
Other assets	42	48
Total assets	$34,461	$29,931

Liabilities:
Unpaid losses and loss adjustment expenses	$8,362	$6,579
Unearned premiums	14,871	14,538
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	3,953	972
Accrued expenses and other liabilities	931	1,579
Total liabilities	31,117	26,668

Equity:
Non-controlling interest	3,344	3,263
Total equity	3,344	3,263

Total liabilities and equity	$34,461	$29,931

(1) Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $31 and $38, respectively, during the three months ended March 31, 2019 and 2018, respectively. There were no statutory-basis expenses reported, after intercompany eliminations, during the three months ended March 31, 2019 and 2018.

13.       Benefit Plans

The Company sponsors a money-purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the money-purchase plan totaled $199 and $197 during the three months ended March 31, 2019 and 2018, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $139 and $140 during the three months ended March 31, 2019 and 2018, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”). The Company’s expenses included $13 and $13 during the three months ended March 31, 2019 and 2018, respectively.

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

The Company recognized compensation expense of $94 and $103 during the three months ended March 31, 2019 and 2018, respectively.

Through March 31, 2019 and December 31, 2018, 48,630 ESOP shares had been released and allocated to participants, with a remainder of 191,370 ESOP shares in suspense at March 31, 2019 and December 31, 2018. Using the Company’s quarter-end market price of $16.00 per share, the fair value of the unearned ESOP shares was $3,062 at March 31, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

14.       Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of March 31, 2019 or December 31, 2018. This line of credit is scheduled to expire on December 31, 2019.

15.       Income Taxes

At March 31, 2019 and December 31, 2018, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,786 of net operating loss carryover at December 31, 2018. The net operating loss carryforward expires beginning in 2021 through 2030.

16.       Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020. There were expenses of $75 and $15 related to these leases during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we have minimum future commitments under non-cancellable leases as follows:

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

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of March 31, 2019 or December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

18.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Three Months Ended March 31,
	2019	2018
Shares outstanding, beginning of period	22,192,894	22,337,644
Treasury shares repurchased through stock repurchase authorization	(100)	—
Issuance of treasury shares for vesting of restricted stock units	16,705	15,200
Shares outstanding, end of period	22,209,499	22,352,844

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 100 shares for $2 during the three months ended March 31, 2019. The cost of this treasury stock is a reduction of Equity within our Consolidated Balance Sheet.

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan were based on salary and generally vest 20% per year over a five-year period, while RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

The Company recognizes stock-based compensation costs based on the grant date fair value. The compensation costs are normally expensed over the vesting periods to each vesting date; however, the cost of RSUs granted to executives are expensed immediately if the executive has met certain retirement criteria and the RSUs become non-forfeitable. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	65,500	$17.31
RSUs granted during 2018	40,000	16.25
RSUs earned during 2018	(31,620)	16.99
Units outstanding and unearned at December 31, 2018	73,880	$16.87

RSUs granted during 2019	41,600	15.21
RSUs earned during 2019	(26,940)	16.23
Units outstanding and unearned at March 31, 2019	88,540	$16.29

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2019	2018
RSU compensation expense	$319	$434
Income tax benefit	(67)	(91)
RSU compensation expense, net of income taxes	$252	$343

At March 31, 2019, there was $977 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.89 years.

Performance Stock Units

The Compensation Committee has awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period, if certain performance conditions are met. The PSUs granted to employees under the Plan were based on salary and include a three-year book value cumulative growth target with threshold and stretch goals. They will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. Dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

The Company recognizes stock-based compensation costs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated. The current cost estimate assumes that the cumulative growth target will be achieved.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding at December 31, 2018	48,600	$16.25

PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at March 31, 2019	111,000	$15.27

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2019	2018
PSU compensation expense	$297	$22
Income tax benefit	(62)	(5)
PSU compensation expense, net of income taxes	$235	$17

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At March 31, 2019, there was $1,603 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.30 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

20.       Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,228,630 and 22,361,757, respectively, during the three months ended March 31, 2019 and 2018, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended March 31,
	2019	2018
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$13,773	$6,122
Denominator:
Weighted average shares outstanding	22,228,630	22,361,757
Basic earnings per common share	$0.62	$0.27

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$13,773	$6,122
Denominator:
Number of shares used in basic computation	22,228,630	22,361,757
Weighted average effect of dilutive securities
Add: Restricted stock units and performance share units	50,149	12,299
Number of shares used in diluted computation	22,278,779	22,374,056
Diluted earnings per common share	$0.62	$0.27

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.          Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three months ended March 31, 2019 and 2018. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$16,944	$14,591	$18,533	$12	$2,172	$52,252
Assumed premiums earned	4	—	(4)	—	1,026	1,026
Ceded premiums earned	(856)	—	(1,740)	(1)	(175)	(2,772)
Net premiums earned	16,092	14,591	16,789	11	3,023	50,506

Direct losses and LAE	10,102	7,156	8,256	(486)	1,603	26,631
Assumed losses and LAE	49	—	—	—	394	443
Ceded losses and LAE	(46)	—	(254)	460	(1,000)	(840)
Net losses and LAE	10,105	7,156	8,002	(26)	997	26,234

Gross margin	5,987	7,435	8,787	37	2,026	24,272

Underwriting and general expenses	4,750	5,478	5,202	331	933	16,694
Underwriting gain (loss)	1,237	1,957	3,585	(294)	1,093	7,578

Fee and other income		470				464
		2,427
Net investment income						1,743
Net capital gain on investments						7,859
Income before income taxes						17,644
Income taxes						3,848
Net income						13,796
Net income attributable to non-controlling interest						23
Net income attributable to NI Holdings, Inc.						$13,773

Non-GAAP Ratios:
Loss and LAE ratio	62.8%	49.0%	47.7%	n/a	33.0%	51.9%
Expense ratio	29.5%	37.5%	31.0%	n/a	30.9%	33.1%
Combined ratio	92.3%	86.6%	78.6%	n/a	63.8%	85.0%

Balances at March 31, 2019:
Premiums and agents’ balances receivable	$17,561	$9,978	$9,424	$12	$1,527	$38,502
Deferred policy acquisition costs	3,925	4,816	5,452	—	598	14,791
Reinsurance recoverables	177	—	916	108	1,942	3,143
Receivable from Federal Crop Insurance Corporation	—	—	—	14,282	—	14,282
Goodwill and other intangibles	—	3,488	—	—	—	3,488

Unpaid losses and LAE	17,737	46,641	12,061	621	8,500	85,560
Unearned premiums	27,110	18,845	37,476	—	4,740	88,171

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$15,580	$2,991	$16,620	$(1)	$2,002	$37,192
Assumed premiums earned	4	—	(5)	—	1,240	1,239
Ceded premiums earned	(759)	—	(1,497)	102	(165)	(2,319)
Net premiums earned	14,825	2,991	15,118	101	3,077	36,112

Direct losses and LAE	10,187	1,964	5,416	339	731	18,637
Assumed losses and LAE	—	—	13	—	576	589
Ceded losses and LAE	(65)	—	(107)	(24)	(181)	(377)
Net losses and LAE	10,122	1,964	5,322	315	1,126	18,849

Gross margin	4,703	1,027	9,796	(214)	1,951	17,263

Underwriting and general expenses	4,419	1,036	4,954	488	980	11,877
Underwriting gain (loss)	284	(9)	4,842	(702)	971	5,386

Fee and other income		322				377
		313
Net investment income						1,369
Net capital gain on investments						469
Loss before income taxes						7,601
Income taxes						1,449
Net income						6,152
Net income attributable to non-controlling interest						30
Net income attributable to NI Holdings, Inc.						$6,122

Non-GAAP Ratios:
Loss and LAE ratio	68.3%	65.7%	35.2%	n/a	36.6%	52.2%
Expense ratio	29.8%	34.6%	32.8%	n/a	31.8%	32.9%
Combined ratio	98.1%	100.3%	68.0%	n/a	68.4%	85.1%

Balances at March 31, 2018:
Premiums and agents’ balances receivable	$16,043	$1,251	$8,393	$—	$1,281	$26,968
Deferred policy acquisition costs	3,481	343	4,634	—	522	8,980
Reinsurance recoverables	383	—	713	19	2,015	3,130
Receivable from Federal Crop Insurance Corporation	—	—	—	9,735	—	9,735
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	17,824	5,339	10,124	160	10,416	43,863
Unearned premiums	25,380	1,981	33,528	—	4,499	65,388

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

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net capital gain on investments, other income excluding non-standard auto insurance fees, and income taxes within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, federal income taxes recoverable or payable, and equity.

22.	Subsequent Events

We have evaluated subsequent events through May 8, 2019, the date these consolidated financial statements were available for issuance.

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

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto, and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. Direct Auto remains headquartered in Chicago, Illinois and the current president of Direct Auto continues to manage the Direct Auto insurance operations along with the staff and management team in place at the time of acquisition. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

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

	Three Months Ended March 31,
	2019	2018
Direct premiums written	$55,653	$39,274
Net premiums earned	50,506	36,112
Net income before non-controlling interest	13,796	6,152

	March 31, 2019	December 31, 2018
Total assets	$477,287	$458,492
Equity	293,455	275,753

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

Principal Revenue Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net capital gain (loss) on investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Gross premiums written are recognized upon sale of new insurance contracts or renewal of existing contracts. Net premiums written is equal to gross premiums written less premiums ceded or paid to reinsurers (ceded premiums written).

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies typically have a term of twelve months. For example, for an annual policy that is written on July 1, 2019, one-half of the premiums would be earned in 2019 and the other half would be earned in 2020.

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

Net investment income and net capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, equity securities, and fixed income securities. Investment income includes interest and dividends earned on invested assets. Net capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable.

Beginning in 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on the Company’s investments in equity securities are included in net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices. Prior to 2019, the changes in unrealized gains and losses pertaining to such investments were recorded in Other Comprehensive Income. Unrealized gains and losses on fixed income securities continue to be recorded in Other Comprehensive Income. The new accounting treatment has no effect on Equity.

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

Amortization of deferred policy acquisition costs and other underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs. Policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Other underwriting and general expenses consist of salaries, professional fees, office supplies, depreciation, and all other operating expenses not otherwise classified separately.

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

Non-GAAP Financial Measures

NI Holdings evaluates its insurance operations in the way it believes will be most meaningful and representative of its business results. Some of these measurements are “non-GAAP financial measures” under Securities and Exchange Commission rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States of America”. The non-GAAP financial measures that NI Holdings presents may not be compatible to similarly-named measures reported by other companies. The non-GAAP financial measures described in this section are used widely in the property and casualty insurance industry, and are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, and return on average equity.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	March 31, 2019	December 31, 2018
Case reserves	$76,907	$74,949
IBNR reserves	5,510	9,940
Net unpaid losses and LAE	82,417	84,889
Reinsurance recoverables on losses	3,143	2,232
Liability for unpaid losses and LAE	$85,560	$87,121

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	March 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$12,837	$4,723	$17,560
Non-standard auto	52,214	(5,573)	46,641
Home and farm	8,672	2,473	11,145
Crop	457	56	513
All other	2,727	3,831	6,558
Net unpaid losses and LAE	$76,907	$5,510	$82,417
Reinsurance recoverables on losses	2,112	1,031	3,143
Liability for unpaid losses and LAE	$79,019	$6,541	$85,560

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,276	$4,702	$17,978
Non-standard auto	49,109	(2,323)	46,786
Home and farm	7,511	2,491	10,002
Crop	1,686	56	1,742
All other	3,367	5,014	8,381
Net unpaid losses and LAE	$74,949	$9,940	$84,889
Reinsurance recoverables on losses	1,201	1,031	2,232
Liability for unpaid losses and LAE	$76,150	$10,971	$87,121

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of March 31, 2019, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after income taxes of 21%, would be approximately $651.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development reserving function through analysis of costs and trends and reviews of historical reserving results. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2018, which is deemed consistent with March 31, 2019. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,170)
1%	1,200
3%	3,693
5%	6,318

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after tax that results from various changes to the level of case reserves as of December 31, 2018, which is deemed consistent with March 31, 2019. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$(6,045)
-5%	(3,022)
-2%	(1,209)
+2%	1,209
+5%	3,022
+10%	6,045

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, and on equity securities through December 31, 2018, net of applicable income taxes, are reflected directly in Equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Effective January 1, 2019, changes in unrealized investment gains or losses on equity securities will impact net income (loss) as they occur instead of as an adjustment to Equity as a component of other comprehensive income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

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

For the three months ended March 31, 2019, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $11,491.

	March 31, 2019	December 31, 2018	Change
Fixed income securities:
Gross unrealized gains	$3,031	$1,077	$1,954
Gross unrealized losses	(1,165)	(3,402)	2,237
Net fixed income unrealized gains (losses)	1,866	(2,325)	4,191

Equity securities:
Gross unrealized gains	19,632	14,180	5,452
Gross unrealized losses	(1,973)	(3,821)	1,848
Net equity unrealized gains	17,659	10,359	7,300

Net unrealized gains	$19,525	$8,034	$11,491

The fixed income portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses, which is believed to be reflective of a general signal from the Federal Reserve regarding future interest rate actions, during the three months ended March 31, 2019. The net increase of $4,191 is reflected directly in Equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses, which are attributed to favorable conditions in the stock market during the three months ended March 31, 2019. The net increase of $7,300 is included in net capital gains on investments on the Company’s Consolidated Statements of Operations.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the three months ended March 31, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three months ended March 31, 2019 or the year ended December 31, 2018. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

No deferred policy acquisition costs (“DAC”) were recorded in the acquisition for Direct Auto in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $5,134 and established at the closing date. This VOBA intangible asset will be amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Direct Auto will be deferred following the closing date. The release of the VOBA asset and the establishment of new DAC will generally offset each other over the twelve months following the acquisition of Direct Auto.

At March 31, 2019 and December 31, 2018, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	March 31, 2019	December 31, 2018
Deferred policy acquisition costs	$14,791	$12,866
Value of business acquired intangible asset	529	1,648
Liability for unearned premiums	88,171	84,767

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

NI Holdings had gross deferred income tax assets of $5,964 at March 31, 2019 and $5,741 at December 31, 2018, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $587 was maintained at March 31, 2019 and December 31, 2018.

NI Holdings had gross deferred income tax liabilities of $8,436 at March 31, 2019 and $5,865 at December 31, 2018, arising primarily from deferred policy acquisition costs, intangible assets, and net unrealized capital gains on investments.

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

As of March 31, 2019, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2017 are open for examination.

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

Three Months ended March 31, 2019 and 2018

The consolidated net income for NI Holdings was $13,796 for the three months ended March 31, 2019 compared to $6,152 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums earned	$50,506	$36,112
Fee and other income	464	377
Net investment income	1,743	1,369
Net capital gain on investments	7,859	469
Total revenues	$60,572	$38,327

Components of net income:
Net premiums earned	$50,506	$36,112
Losses and loss adjustment expenses	26,234	18,849
Amortization of deferred policy acquisition costs and other underwriting and general expenses	16,694	11,877
Underwriting income	7,578	5,386
Fee and other income	464	377
Net investment income	1,743	1,369
Net capital gain on investments	7,859	469
Income before income taxes	17,644	7,601
Income taxes	3,848	1,449
Net income	$13,796	$6,152

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended March 31, 2019 increased 39.9% to $50,506 compared to $36,112 for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018
Net premiums earned:
Private passenger auto	$16,092	$14,825
Non-standard auto	14,591	2,991
Home and farm	16,789	15,118
Crop	11	101
All other	3,023	3,077
Total net premiums earned	$50,506	$36,112

	Three Months Ended March 31,
	2019	2018
Net premiums earned:
Direct premium	$52,253	$37,192
Assumed premium	1,026	1,239
Ceded premium	(2,773)	(2,319)
Total net premiums earned	$50,506	$36,112

Direct premiums earned for the first quarter of 2019 increased $15,061, or 40.5%, to $52,253 from $37,192 for the first quarter of 2018. Assumed premiums earned decreased slightly. Ceded premiums earned increased slightly. The addition of the Direct Auto non-standard auto business contributed $10,828 in direct premiums earned during the three months ended March 31, 2019.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in Nebraska and South Dakota. Our non-standard auto premiums also increased year-over-year due to growth in Nevada from Primero rate increases, a portion of which relates to statutory policy limit increases, Primero policy growth, and the acquisition of Direct Auto.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended March 31, 2019 increased 39.2% to $26,234 compared to $18,849 for the three months ended March 31, 2018. The Company’s loss and LAE ratio decreased slightly to 51.9% for 2019, compared to 52.2% for 2018.

	Three Months Ended March 31,
	2019	2018
Loss and LAE ratio:
Private passenger auto	62.8%	68.3%
Non-standard auto	49.0%	65.7%
Home and farm	47.7%	35.2%
Crop	n/a	n/a
All other	33.0%	36.6%
Total loss and LAE ratio	51.9%	52.2%

The Company’s overall loss and LAE experience improved slightly year-over-year.

Net losses for private passenger auto improved in the first quarter of 2019 compared to a year ago, as rate increases took effect and loss experience moderated. Net losses for home and farm increased to normal levels for first quarter, after experiencing favorable losses in 2018. Net losses for non-standard auto included a combination of favorable loss experience development in Direct Auto, partially offset by unfavorable loss experience development in Primero. In Direct Auto, this business has so far shown better than anticipated loss experience, and we have reduced the overall reserve levels accordingly. In Primero, the statutory increase in minimum liability limits in the state of Nevada has resulted in a higher than anticipated increase in the average paid claim and average loss reserve. This has driven up our loss experience, which we intend to address through additional rate increases.

Net losses for our commercial and assumed reinsurance business in 2019 were comparable to 2018. Crop insurance is negligible in first quarter.

NI Holdings realized favorable development on prior accident years of $4,969 in the first quarter of 2019, compared to $76 of unfavorable development on prior accident years realized in the first quarter of 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 40.6% to $16,694 in first quarter 2019 compared to $11,877 in 2018.

	Three Months Ended March 31,
	2019	2018
Underlying expenses	$18,619	$11,998
Deferral of policy acquisition costs	(11,147)	(7,160)
Other underwriting and general expenses	7,472	4,838
Amortization of deferred policy acquisition costs	9,222	7,039
Total reported expenses	$16,694	$11,877

Underlying expenses were $6,621 higher in the three months ended March 31, 2019 compared to a year ago across various expense categories. Policy acquisition costs have increased due to higher written premiums. Employee costs have increased, due primarily to stock compensation costs. Consulting expenses have increased relating to technology and public company services. The new Direct Auto subsidiary contributed $5,743 of underlying expenses to the current quarter, including $1,135 of amortization expense of other intangibles.

Expense deferrals were $3,987 higher in first quarter 2019 compared to first quarter 2018 primarily due to the new Direct Auto business and a modest increase in other direct premiums written in 2019, whereas amortization of those costs was $2,183 higher in 2019 primarily due to amortization of the Direct Auto deferrals. The net impact of policy acquisition costs was a $1,925 reduction to expense, of which $1,437 was attributable to Direct Auto.

The expense ratio of 33.1% for the three months ended March 31, 2019 was 0.2 percentage points higher than the expense ratio in the first quarter of 2018. This ratio increase would be consistent with the growth in both the net premiums earned and total underwriting and general expenses.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended March 31,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$1,237	$284
Non-standard auto	1,957	(9)
Home and farm	3,585	4,842
Crop	(294)	(702)
All other	1,093	971
Total underwriting gain	$7,578	$5,386

The underwriting results of the Company for the first quarter improved year-over-year, primarily reflecting substantial loss experience improvement in the auto segments. Private passenger auto had lower loss experience in the first quarter of 2019 compared to 2018, while non-standard auto results were improved due to the addition of Direct Auto. The underwriting gain on home and farm business decreased due to higher loss experience in 2019 primarily due to the winter snowfall and early spring flooding in Nebraska, compared to favorable loss experience in the first quarter of 2018.

Our all other segment reported a higher underwriting gain in 2019, as loss experience was normal across our commercial, excess liability, and assumed reinsurance lines of business. Crop insurance activity is negligible in the first quarter, and primarily reflects development of prior year loss reserves.

Fee and Other Income

NI Holdings had fee and other income of $464 for the three months ended March 31, 2019, compared to $377 for the three months ended March 31, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $470 for the three months ended March 31, 2019 from $322 for the three months ended March 31, 2018, due to growth in Primero’s non-standard auto business and the addition of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2019	2018
Average cash and invested assets	$382,171	$313,808

Gross investment income	$2,308	$1,938
Investment expenses	565	569
Net investment income	$1,743	$1,369

Gross return on average cash and invested assets	2.4%	2.5%
Net return on average cash and invested assets	1.8%	1.8%

Investment income, net of investment expense, increased $374 for the three months ended March 31, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date, and will be invested in fixed income securities. The weighted average gross yield on invested assets dropped slightly to 2.4% in 2019 from 2.5% in 2018, due to the high amount of funds related to Direct Auto that are not yet fully invested.

As of March 31, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.8%. The average duration was 3.3. We expect our book yield and average duration to increase as the Direct Auto cash and cash equivalents are invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $559 for the three months ended March 31, 2019, compared to $469 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $7,300 attributed to the change in unrealized appreciation of its equity securities for the three months ended March 31, 2019. Prior to the January 1, 2019, such unrealized gains and losses were included in Other Comprehensive Income. Pre-tax net unrealized losses on equity securities recorded in Other Comprehensive Income were $439 for the three months ended March 31, 2018 and $9,467 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the three months ended March 31, 2019 and 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At March 31, 2019, the Company had net unrealized gains on fixed income securities of $1,886 and net unrealized gains on equity securities of $17,659. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities is believed to be reflective of a general signal from the Federal Reserve regarding future interest rate actions during the first three months of 2019. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that any declines in fair value in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that the Company will not recover the entire amortized cost basis.

Income before Income Taxes

For the three months ended March 31, 2019, NI Holdings had pre-tax income of $17,644 compared to $7,601 for the three months ended March 31, 2018. The $10,043 increase in pre-tax income was largely attributable to the change in unrealized gains on our equity securities portfolio and favorable loss experience in our auto segments.

Income Taxes

NI Holdings recorded income tax expense of $3,848 for the three months ended March 31, 2019, compared to $1,449 for the three months ended March 31, 2018. A portion of income tax expense relates to state taxes. Our effective tax rate for the first quarter of 2019 was 21.8% compared to an effective tax rate of 19.1% for the first quarter of 2018.

The valuation allowance against certain deferred income tax assets remained at $587 as of March 31, 2019, the same amount as December 31, 2018.

Net Income

For the three months ended March 31, 2019, NI Holdings had net income before non-controlling interest of $13,796 compared $6,152 for 2018. This increase in net income was primarily attributable to the change in unrealized gains on our equity securities portfolio and favorable loss experience in our auto segments.

Return on Average Equity

For the three months ended March 31, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of 19.6% compared to annualized return on average equity, after non-controlling interest, of 9.6% for the three months ended March 31, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	March 31, 2019	December 31, 2018
Assets:
Cash and investments	$389,971	$374,371
Premiums and agents’ balances receivable	38,502	34,287
Deferred policy acquisition costs	14,791	12,866
Other assets	34,023	36,968
Total assets	$477,287	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$85,560	$87,121
Unearned premiums	88,171	84,767
Other liabilities	10,101	10,851
Total liabilities	183,832	182,739

Equity	293,455	275,753
Total liabilities and equity	$477,287	$458,492

At March 31, 2019, NI Holdings had total assets of $477,287, an increase of $18,795, or 4.1%, from December 31, 2018. Cash and investments increased due to market fluctuations in both the fixed income and equity markets. Deferred policy acquisition costs increased primarily due to the recognition of deferred policy acquisition costs related to Direct Auto.

At March 31, 2019, total liabilities were $183,832, an increase of $1,093, or 0.6%, from December 31, 2018. Unpaid losses and loss adjustment expenses decreased slightly, offset by an increase in unearned premiums. Other liabilities decreased slightly as annual bonus payments were mostly offset by an increase in net deferred income tax liabilities.

Total equity increased by $17,702, or 6.4%, during the three months ended March 31, 2019. The increase in equity reflects consolidated net income of $13,773 for the three-month period, and an increase in accumulated other comprehensive income due to higher fair values of our fixed income securities.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which we plan to use for strategic acquisitions. However, these funds are available if necessary to meet the demands of claim settlements and operating expenses. Through March 31, 2019, we have used that money to acquire $11,035 in treasury stock and, in 2018, we used $17,000 for the acquisition of Direct Auto.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net cash flows from operating activities	$4,231	$4,339
Net cash flows from investing activities	(3,032)	(6,724)
Net cash flows from financing activities	(22)	—
Net increase (decrease) in cash and cash equivalents	$1,177	$(2,385)

For the three months ended March 31, 2019, net cash provided by operating activities totaled $4,231 compared to $4,339 a year ago. Consolidated net income aggregated $13,773 for the three months ended March 31, 2019 compared to $6,152 for the same period a year ago. The Company offset this increase in net income with the impact of changes in premiums and agents’ balances receivable, reinsurance recoverables on losses, and the change in unrealized gains on equity securities in 2019 compared to 2018.

Net cash used by investing activities totaled $3,032 for the three months ended March 31, 2019, compared to $6,724 net cash used by investing activities a year ago. Both periods reflect the opportunity to invest excess cash from operations in longer term investments.

Net cash used by financing activities totaled $22 for the three months ended March 31, 2019. There was no net cash provided or used by financing activities for the three months ended March 31, 2018.

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

The amount available for payment of dividends from Nodak Insurance to us during 2019 without the prior approval of the North Dakota Insurance Department is approximately $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2019 or the year ended December 31, 2018.

Direct Auto is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to NI Holdings. Illinois law sets the maximum amount of dividends that may be paid by Direct Auto during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We purchased 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018. We purchased an additional 100 shares of our common stock for $2 during the three months ended March 31, 2019.

Period in 2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1 to January 31	—	$—	—	$7,004
February 1 to February 28	—	—	—	7,004
March 1 to March 31	100	15.96	100	7,002
Total first quarter	100	$15.96	100	$7,002

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)