Form 10-Q
period 2019-06-30
NI Holdings, Inc.
filed 2019-08-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Registrant’s common stock outstanding on July 31, 2019 was 22,095,065. No preferred shares are issued or outstanding.

 i

 ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes; and
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois.
•	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance.
•	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance.
•	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$60,574	$68,950
Fixed income securities, at fair value	276,987	254,969
Equity securities, at fair value	59,606	48,498
Other investments	1,914	1,954
Total cash and investments	399,081	374,371

Premiums and agents' balances receivable	72,903	34,287
Deferred policy acquisition costs	16,721	12,866
Reinsurance recoverables on losses	3,366	2,232
Accrued investment income	2,018	1,898
Property and equipment	7,484	6,979
Receivable from Federal Crop Insurance Corporation	29,668	16,169
Goodwill and other intangibles	3,036	4,623
Other assets	3,878	5,067
Total assets	$538,155	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$98,809	$87,121
Unearned premiums	121,944	84,767
Reinsurance premiums payable	4,117	—
Federal income tax payable	222	197
Deferred income taxes, net	2,755	711
Accrued expenses and other liabilities	12,994	9,943
Commitments and contingencies	—	—
Total liabilities	240,841	182,739

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2019 – 22,095,065 shares, 2018 – 22,192,894 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	95,121	94,486
Unearned employee stock ownership plan shares	(1,914)	(1,914)
Retained earnings	208,330	183,946
Accumulated other comprehensive income, net of income taxes	4,427	6,376
Treasury stock, at cost, 2019 – 713,565 shares, 2018 – 615,736 shares	(12,308)	(10,634)
Non-controlling interest	3,428	3,263
Total equity	297,314	275,753

Total liabilities and equity	$538,155	$458,492

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$65,114	$50,677	$115,620	$86,789
Fee and other income	646	470	1,110	847
Net investment income	1,778	1,523	3,521	2,892
Net capital gain on investments	1,110	250	8,969	719
Total revenues	68,648	52,920	129,220	91,247

Expenses:
Losses and loss adjustment expenses	48,193	40,721	74,427	59,570
Amortization of deferred policy acquisition costs	16,151	8,618	25,373	15,657
Other underwriting and general expenses	789	3,184	8,261	8,022
Total expenses	65,133	52,523	108,061	83,249

Income before income taxes	3,515	397	21,159	7,998
Income taxes	1,000	141	4,848	1,590
Net income	2,515	256	16,311	6,408
Net income attributable to non-controlling interest	37	30	60	60
Net income attributable to NI Holdings, Inc.	$2,478	$226	$16,251	$6,348

Basic earnings per common share	$0.11	$0.01	$0.73	$0.28
Diluted earnings per common share	$0.11	$0.01	$0.73	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$2,478	$37	$2,515	$16,251	$60	$16,311

Other comprehensive income, before income taxes:
Holding gains on investments	3,766	64	3,830	7,858	136	7,994
Reclassification adjustment for net realized capital (gain) loss included in net income	8	(4)	4	34	(3)	31
Other comprehensive income, before income taxes	3,774	60	3,834	7,892	133	8,025

Income tax expense related to items of other comprehensive income	(792)	(13)	(805)	(1,657)	(28)	(1,685)
Other comprehensive income, net of income taxes	2,982	47	3,029	6,235	105	6,340

Comprehensive income	$5,460	$84	$5,544	$22,486	$165	$22,651

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$226	$30	$256	$6,348	$60	$6,408

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	757	(24)	733	(3,162)	(106)	(3,268)
Reclassification adjustment for net realized capital gain included in net income	(250)	—	(250)	(719)	—	(719)
Other comprehensive income (loss), before income taxes	507	(24)	483	(3,881)	(106)	(3,987)

Income tax benefit (expense) related to items of other comprehensive income (loss)	(106)	5	(101)	815	22	837
Other comprehensive income (loss), net of income taxes	401	(19)	382	(3,066)	(84)	(3,150)

Comprehensive income (loss)	$627	$11	$638	$3,282	$(24)	$3,258

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, April 1, 2019	$230	$94,829	$(1,914)	$205,853	$1,445	$(10,332)	$3,344	$293,455

Net income	—	—	—	2,478	—	—	37	2,515
Other comprehensive income, net of income taxes	—	—	—	—	2,982	—	47	3,029
Purchase of treasury stock	—	—	—	—	—	(2,004)	—	(2,004)
Share-based compensation	—	318	—	—	—	—	—	318
Issuance of vested award shares	—	(26)	—	(1)	—	28	—	1
Balance, June 30, 2019	$230	$95,121	$(1,914)	$208,330	$4,427	$(12,308)	$3,428	$297,314

Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	16,251	—	—	60	16,311
Other comprehensive income, net of income taxes	—	—	—	—	6,235	—	105	6,340
Purchase of treasury stock	—	—	—	—	—	(2,006)	—	(2,006)
Share-based compensation	—	935	—	—	—	—	—	935
Issuance of vested award shares	—	(300)	—	(51)	—	332	—	(19)
Balance, June 30, 2019	$230	$95,121	$(1,914)	$208,330	$4,427	$(12,308)	$3,428	$297,314

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, April 1, 2018	$230	$93,678	$(2,157)	$158,987	$12,531	$(7,763)	$3,143	$258,649

Net income	—	—	—	226	—	—	30	256
Other comprehensive loss, net of income taxes	—	—	—	—	401	—	(19)	382
Share-based compensation	—	279	—	—	—	—	—	279
Issuance of vested award shares	—	(125)	—	—	—	125	—	—
Balance, June 30, 2018	$230	$93,832	$(2,157)	$159,213	$12,932	$(7,638)	$3,154	$259,566

Six Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2018	$230	$93,496	$(2,157)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	6,348	—	—	60	6,408
Other comprehensive loss, net of income taxes	—	—	—	—	(3,066)	—	(84)	(3,150)
Share-based compensation	—	735	—	—	—	—	—	735
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Balance, June 30, 2018	$230	$93,832	$(2,157)	$159,213	$12,932	$(7,638)	$3,154	$259,566

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six Months Ended June 30 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,311	$6,408
Adjustments to reconcile net income to operating cash flows:
Net capital gain on investments	(8,969)	(719)
Deferred income tax expense (benefit)	359	(1,006)
Depreciation of property and equipment	245	243
Amortization of intangibles	1,587	—
Share-based compensation	935	735
Amortization of deferred policy acquisition costs	25,373	15,657
Deferral of policy acquisition costs	(29,228)	(18,988)
Net amortization of premiums and discounts on investments	532	631
Gain on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(38,616)	(48,543)
Reinsurance premiums receivable / payable	4,117	415
Reinsurance recoverables on losses	(1,134)	527
Accrued investment income	(120)	164
Receivable from Federal Crop Insurance Corporation	(13,499)	(629)
Federal income tax recoverable / payable	25	(1,004)
Other assets	1,192	229
Unpaid losses and loss adjustment expenses	11,688	17,486
Unearned premiums	37,177	36,692
Accrued expenses and other liabilities	3,051	6,401
Net cash flows from operating activities	11,039	14,699

Cash flows from investing activities:
Proceeds from sales of fixed income securities	25,612	38,286
Proceeds from sales of equity securities	6,077	5,033
Purchases of fixed income securities	(40,168)	(48,733)
Purchases of equity securities	(8,185)	(5,559)
Purchases of property and equipment, net	(765)	(383)
Other	39	18
Net cash flows from investing activities	(17,390)	(11,338)

Cash flows from financing activities:
Purchases of treasury stock	(2,006)	—
Issuance of restricted stock awards	(19)	—
Net cash flows from financing activities	(2,025)	—

Net (decrease) increase in cash and cash equivalents	(8,376)	3,361

Cash and cash equivalents at beginning of period	68,950	27,594

Cash and cash equivalents at end of period	$60,574	$30,955

The Company paid $4,000 and $3,600 in federal income taxes during the six months ended June 30, 2019 and 2018, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

We control two-thirds of the Board of Directors of Battle Creek via a 100% quota-share reinsurance agreement between Nodak Insurance and Battle Creek and a surplus note issued by Battle Creek to Nodak Insurance. Through the effects of the 100% quota-share agreement with Battle Creek, we are considered the primary beneficiary of Battle Creek’s operating results excluding investment income, bad debt expense, and income taxes. Therefore, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in Equity in our Consolidated Balance Sheet.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value. Unrealized gains and losses on fixed income securities, and on equity securities prior to January 1, 2019, net of income taxes, are reported in accumulated other comprehensive income. Effective January 1, 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on equity securities are reported as a component of net capital gain on investments in our operating results.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,914 at June 30, 2019 and $1,954 at December 31, 2018.

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

Insurance companies typically pay state premium taxes rather than state income taxes. However, Direct Auto is subject to state income taxes in the state of Illinois, in addition to state premium taxes. Additionally, NI Holdings, on a stand-alone basis, pays state income taxes to the state of North Dakota for income or losses generated as separate financial entity. While state premium taxes are included as a part of amortization of deferred policy acquisition costs, state income taxes are combined with federal income taxes within the financial reporting category labeled income taxes.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three or six month periods ended June 30, 2019 and 2018.

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

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the favorable lease contract, Direct Auto trade name, and VOBA assets will be amortized over eighteen months, five years, and twelve months, respectively, from the August 31, 2018 acquisition/valuation date.

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

Direct Auto remains headquartered in Chicago, Illinois and the current president (who was also one of the principal shareholders) of Direct Auto continues to manage the Direct Auto insurance operations along with the current staff and management team. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The acquired Direct Auto business contributed revenues of $12,269 and net loss of $35 to the Company for the three months ended June 30, 2019, and revenues of $24,842 and net income of $4,099 for the six months ended June 30, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma Three Months Ended June 30,		Pro forma Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$68,648	$64,531	$129,220	$113,197

Net income (loss) attributable to NI Holdings, Inc.	2,508	(397)	16,356	6,479

Basic earnings (loss) per share attributable to NI Holdings, Inc.	0.11	(0.02)	0.74	0.29

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

In February 2018, the FASB issued new guidance to provide companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income as a result of income tax reform to retained earnings. In the period of adoption, an entity was able to choose whether to apply the amendments retrospectively or in the period of adoption. The Company elected to early adopt this guidance on a prospective basis, resulting in a $2,717 reclassification of stranded income tax effects from accumulated other comprehensive income to retained earnings within the Equity section of the Consolidated Balance Sheet as of December 31, 2017. There was no impact to the Company’s financial position, results of operations, or cash flows.

In January 2019, the Company adopted amended guidance from the FASB that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. Effective January 1, 2019, we applied this guidance, which resulted in a cumulative-effect reclassification of after-tax unrealized net capital gains aggregating $8,184, from accumulated other comprehensive income to retained earnings. This reclassification had impact to the Company’s results of operations at the date of adoption. The after-tax change in accounting for equity securities did not affect the Company’s Equity; however, the unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Prior year financial statements were not restated. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of other comprehensive income, which will add a level of volatility to our net income.

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

In August 2016, the FASB issued amended guidance that addresses diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 using a retrospective transition method to each period presented or prospectively if adoption of an issue is impracticable. The adoption of this amended guidance will have no effect on our financial position or results of operations. We do not expect this amended guidance to have a significant impact on our Consolidated Statement of Cash Flows when we adopt this guidance for the year ended December 31, 2019.

In November 2016, the FASB issued amended guidance on the presentation of restricted cash in the Consolidated Statement of Cash Flows. Entities will be required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are to be applied using a retrospective transition method to each period presented. The adoption of this amended guidance will have no effect on our financial position or results of operations. We do not expect this amended guidance to have a significant impact on our Consolidated Statement of Cash Flows when we adopt this guidance for the year ended December 31, 2019.

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

In August 2018, the FASB issued modified disclosure requirements relating to the fair value of assets and liabilities. The amended requirements are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect these modified requirements will have a material impact on our financial statement disclosures.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.       Investments

The amortized cost and estimated fair value of investment securities as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$18,537	$406	$(3)	$18,940
Obligations of states and political subdivisions	58,157	1,459	(86)	59,530
Corporate securities	102,430	2,731	(22)	105,139
Residential mortgage-backed securities	47,985	754	(69)	48,670
Commercial mortgage-backed securities	20,767	634	(56)	21,345
Asset-backed securities	23,411	137	(185)	23,363
Total fixed income securities	271,287	6,121	(421)	276,987

Equity securities:
Basic materials	1,542	103	(66)	1,579
Communications	5,285	2,111	(432)	6,964
Consumer, cyclical	5,382	3,758	(212)	8,928
Consumer, non-cyclical	8,773	5,638	(342)	14,069
Energy	2,033	74	(317)	1,790
Financial	5,156	504	(107)	5,553
Industrial	5,112	3,503	(93)	8,522
Technology	7,327	5,171	(297)	12,201
Total equity securities	40,610	20,862	(1,866)	59,606
Total investments	$311,897	$26,983	$(2,287)	$336,593

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$158	$(133)	$19,208
Obligations of states and political subdivisions	52,782	475	(559)	52,698
Corporate securities	95,290	265	(1,413)	94,142
Residential mortgage-backed securities	50,902	110	(729)	50,283
Commercial mortgage-backed securities	19,520	65	(270)	19,315
Asset-backed securities	19,617	4	(298)	19,323
Total fixed income securities	257,294	1,077	(3,402)	254,969

Equity securities:
Basic materials	1,527	—	(187)	1,340
Communications	4,076	1,296	(424)	4,948
Consumer, cyclical	5,128	2,650	(167)	7,611
Consumer, non-cyclical	9,356	3,929	(916)	12,369
Energy	1,622	8	(289)	1,341
Financial	4,856	121	(549)	4,428
Industrial	4,537	2,529	(368)	6,698
Technology	7,037	3,647	(921)	9,763
Total equity securities	38,139	14,180	(3,821)	48,498
Total investments	$295,433	$15,257	$(7,223)	$303,467

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

	June 30, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$16,653	$16,733
After one year through five years	93,935	95,908
After five years through ten years	55,388	57,324
After ten years	13,148	13,644
Mortgage / asset-backed securities	92,163	93,378
Total fixed income securities	$271,287	$276,987

	December 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,490	$12,463
After one year through five years	96,900	96,614
After five years through ten years	52,128	51,351
After ten years	5,737	5,620
Mortgage / asset-backed securities	90,039	88,921
Total fixed income securities	$257,294	$254,969

Fixed income securities with a fair value of $4,936 at June 30, 2019 and $4,900 at December 31, 2018, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	June 30, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$589	$(2)	$399	$(1)	$988	$(3)
Obligations of states and political subdivisions	3,576	(57)	1,163	(29)	4,739	(86)
Corporate securities	1,486	(3)	9,976	(19)	11,462	(22)
Residential mortgage-backed securities	—	—	9,674	(69)	9,674	(69)
Commercial mortgage-backed securities	1,379	(8)	2,009	(48)	3,388	(56)
Asset-backed securities	980	(20)	11,149	(165)	12,129	(185)
Total fixed income securities	8,010	(90)	34,370	(331)	42,380	(421)

Equity securities:
Basic materials	686	(66)	—	—	686	(66)
Communications	1,907	(362)	143	(70)	2,050	(432)
Consumer, cyclical	935	(212)	—	—	935	(212)
Consumer, non-cyclical	1,853	(342)	—	—	1,853	(342)
Energy	1,012	(317)	—	—	1,012	(317)
Financial	1,517	(107)	—	—	1,517	(107)
Industrial	940	(93)	—	—	940	(93)
Technology	1,743	(297)	—	—	1,743	(297)
Total equity securities	10,593	(1,796)	143	(70)	10,736	(1,866)
Total investments	$18,603	$(1,886)	$34,513	$(401)	$53,116	$(2,287)

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

The Company recorded no impairments during the three or six month periods ended June 30, 2019 and 2018.

As of June 30, 2019, we held 97 fixed income securities with unrealized losses. As of December 31, 2018, we held 317 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed income securities	$1,995	$1,674	$3,971	$3,273
Equity securities	233	243	457	472
Real estate	91	91	182	182
Cash and cash equivalents	18	43	35	62
Total gross investment income	2,337	2,051	4,645	3,989
Investment expenses	559	528	1,124	1,097
Net investment income	$1,778	$1,523	$3,521	$2,892

Net capital gain on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross realized gains:
Fixed income securities	$53	$50	$55	$62
Equity securities	325	555	1,023	1,133
Total gross realized gains	378	605	1,078	1,195

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(57)	(230)	(86)	(279)
Equity securities	(548)	(125)	(660)	(197)
Total gross realized losses, excluding other-than-temporary impairment losses	(605)	(355)	(746)	(476)
Net realized gain (loss) on investments	(227)	250	332	719

Change in net unrealized gain on equity securities	1,337	—	8,637	—
Net capital gain on investments	$1,110	$250	$8,969	$719

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

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at June 30, 2019 and December 31, 2018 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at June 30, 2019 or December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$18,940	$—	$18,940	$—
Obligations of states and political subdivisions	59,530	—	59,530	—
Corporate securities	105,139	—	105,139	—
Residential mortgage-backed securities	48,670	—	48,670	—
Commercial mortgage-backed securities	21,345	—	21,345	—
Asset-backed securities	23,363	—	23,363	—
Total fixed income securities	276,987	—	276,987	—

Equity securities:
Basic materials	1,579	1,579	—	—
Communications	6,964	6,964	—	—
Consumer, cyclical	8,928	8,928	—	—
Consumer, non-cyclical	14,069	14,069	—	—
Energy	1,790	1,790	—	—
Financial	5,553	5,553	—	—
Industrial	8,522	8,522	—	—
Technology	12,201	12,201	—	—
Total equity securities	59,606	59,606	—	—

Cash and cash equivalents	60,574	60,574	—	—
Total assets at fair value	$397,167	$120,180	$276,987	$—

	December 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,208	$—	$19,208	$—
Obligations of states and political subdivisions	52,698	—	52,698	—
Corporate securities	94,142	—	94,142	—
Residential mortgage-backed securities	50,283	—	50,283	—
Commercial mortgage-backed securities	19,315	—	19,315	—
Asset-backed securities	19,323	—	19,323	—
Total fixed income securities	254,969	—	254,969	—

Equity securities:
Basic materials	1,340	1,340	—	—
Communications	4,948	4,948	—	—
Consumer, cyclical	7,611	7,611	—	—
Consumer, non-cyclical	12,369	12,369	—	—
Energy	1,341	1,341	—	—
Financial	4,428	4,428	—	—
Industrial	6,698	6,698	—	—
Technology	9,763	9,763	—	—
Total equity securities	48,498	48,498	—	—

Cash and cash equivalents	68,950	68,950	—	—
Total assets at fair value	$372,417	$117,448	$254,969	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2019 or December 31, 2018.

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

As a group, during the three and six month periods ended June 30, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. During the years ended December 31, 2018 and 2017, the catastrophic retention amount was $10,000 while the catastrophic reinsurance was $74,600. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather-related losses.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s largest reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of “A-” or higher.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$103,243	$69,499	$158,896	$121,752
Assumed premium	3,003	2,973	4,032	3,999
Ceded premium	(7,358)	(7,358)	(10,131)	(10,131)
Net premiums	$98,888	$65,114	$152,797	$115,620

Percentage of assumed earned premium to net earned premium		4.6%		3.5%

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$88,580	$53,987	$127,854	$91,179
Assumed premium	3,249	3,249	4,532	4,488
Ceded premium	(6,559)	(6,559)	(8,878)	(8,878)
Net premiums	$85,270	$50,677	$123,508	$86,789

Percentage of assumed earned premium to net earned premium		6.4%		5.2%

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct losses and loss adjustment expenses	$49,602	$41,121	$76,233	$59,758
Assumed losses and loss adjustment expenses	540	487	983	1,076
Ceded losses and loss adjustment expenses	(1,959)	(887)	(2,789)	(1,264)
Net losses and loss adjustment expenses	$48,193	$40,721	$74,427	$59,570

If 100% of our ceded reinsurance was cancelled as of June 30, 2019 or December 31, 2018, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.       Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$14,791	$8,980	$12,866	$8,859
Deferral of policy acquisition costs	18,081	11,828	29,228	18,988
Amortization of deferred policy acquisition costs	(16,151)	(8,618)	(25,373)	(15,657)
Balance, end of period	$16,721	$12,190	$16,721	$12,190

10.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$87,121	$45,890
Reinsurance recoverables on losses	2,232	4,128
Net balance at beginning of period	84,889	41,762

Incurred related to:
Current year	82,097	60,152
Prior years	(7,670)	(582)
Total incurred	74,427	59,570

Paid related to:
Current year	35,717	25,220
Prior years	28,156	16,337
Total paid	63,873	41,557

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	98,809	63,376
Reinsurance recoverables on losses	3,366	3,601
Net balance at end of period	$95,443	$59,775

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $7,670 during the six months ended June 30, 2019, compared to a decrease of $582 during the six months ended June 30, 2018. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The decrease for the six months ended June 30, 2019 was primarily attributable to continued favorable development of the Direct Auto book of business.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

11.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018	Estimated Useful Life
Cost:
Real estate	$12,410	$11,911	10 - 31 years
Electronic data processing equipment	1,349	1,286	5-7 years
Furniture and fixtures	2,829	2,829	5-7 years
Automobiles	1,663	1,596	2-3 years
Gross cost	18,251	17,622

Accumulated depreciation	(10,767)	(10,643)
Total property and equipment, net	$7,484	$6,979

Depreciation expense was $103 and $104 for the three months ended June 30, 2019 and 2018, respectively, and $245 and $243 for the six months ended June 30, 2019 and 2018, respectively.

12.       Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $396 and $375 during the three months ended June 30, 2019 and 2018, respectively. Royalties paid to the NDFB were $720 and $682 during the six months ended June 30, 2019 and 2018, respectively. Royalty amounts payable of $157 and $108 were accrued as a liability to the NDFB at June 30, 2019 and December 31, 2018, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2019 without the prior approval of the North Dakota Insurance Department is $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2019 or the year ended December 31, 2018.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2019 or the year ended December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents (overdraft)	$(428)	$(818)
Investments	4,389	4,304
Premiums and agents’ balances receivable	5,123	4,479
Reinsurance recoverables on losses (1)	26,964	21,117
Accrued investment income	30	31
Deferred income tax asset, net	369	414
Property and equipment	355	356
Other assets	46	48
Total assets	$36,848	$29,931

Liabilities:
Unpaid losses and loss adjustment expenses	$10,709	$6,579
Unearned premiums	16,290	14,538
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	2,358	972
Accrued expenses and other liabilities	1,063	1,579
Total liabilities	33,420	26,668

Equity:
Non-controlling interest	3,428	3,263
Total equity	3,428	3,263

Total liabilities and equity	$36,848	$29,931

(1) Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $46 and $34, respectively, during the three months ended June 30, 2019 and 2018, respectively.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $77 and $76, respectively, during the six months ended June 30, 2019 and 2018, respectively.

There were no statutory-basis expenses reported, after intercompany eliminations, during the three or six months ended June 30, 2019 and 2018.

13.       Benefit Plans

The Company sponsors a money-purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the money-purchase plan totaled $199 and $197 during the three months ended June 30, 2019 and 2018, respectively, and $398 and $394 during the six months ended June 30, 2019 and 2018, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $139 and $99 during the three months ended June 30, 2019 and 2018, respectively, and $278 and $239 during the six months ended June 30, 2019 and 2018, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”). The Company’s expenses included $14 and $14 during the three months ended June 30, 2019 and 2018, respectively, and $27 and $27 during the six months ended June 30, 2019 and 2018, respectively.

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

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts. The initial ESOP participants are employees of Nodak Insurance. The employees of Primero and Direct Auto do not participate in the ESOP. American West and Battle Creek have no employees.

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

The Company recognized compensation expense of $103 and $100 during the three months ended June 30, 2019 and 2018, respectively, and $197 and $203 during the six months ended June 30, 2019 and 2018, respectively.

Through June 30, 2019 and December 31, 2018, 48,630 ESOP shares had been released and allocated to participants, with a remainder of 191,370 ESOP shares in suspense at June 30, 2019 and December 31, 2018. Using the Company’s quarter-end market price of $17.61 per share, the fair value of the unearned ESOP shares was $3,370 at June 30, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

14.	Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of June 30, 2019 or December 31, 2018. This line of credit is scheduled to expire on December 31, 2019.

15.	Income Taxes

At June 30, 2019 and December 31, 2018, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or six month periods ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,786 of net operating loss carryover at December 31, 2018. The net operating loss carryforward expires beginning in 2021 through 2030.

16.	Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020. There were expenses of $76 and $15 related to these leases during the three months ended June 30, 2019 and 2018, respectively, and expenses $151 and $30 during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2019	152
2020	121
2021	60
2022	60
2023	30

We also sub-lease portions of our home office building under non-cancellable operating leases.

17.       Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of June 30, 2019 or December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

18.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Six Months Ended June 30 31,
	2019	2018
Shares outstanding, beginning of period	22,192,894	22,337,644
Treasury shares repurchased through stock repurchase authorization	(116,034)	—
Issuance of treasury shares for vesting of restricted stock units	18,205	22,200
Shares outstanding, end of period	22,095,065	22,359,844

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during the six months ended June 30, 2019. The cost of this treasury stock is a reduction of Equity within our Consolidated Balance Sheet.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	65,500	$17.31
RSUs granted during 2018	40,000	16.25
RSUs earned during 2018	(31,620)	16.99
Units outstanding and unearned at December 31, 2018	73,880	$16.87

RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at June 30, 2019	96,540	$16.47

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSU compensation expense	$143	$208	$462	$642
Income tax benefit	(30)	(44)	(97)	(135)
RSU compensation expense, net of income taxes	$113	$164	$365	$507

At June 30, 2019, there was $1,105 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.13 years.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding at December 31, 2018	48,600	$16.25

PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at June 30, 2019	111,000	$15.27

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PSU compensation expense	$175	$71	$472	$93
Income tax benefit	(37)	(15)	(99)	(20)
PSU compensation expense, net of income taxes	$138	$56	$373	$73

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At June 30, 2019, there was $1,343 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.06 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

20.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,217,799 and 22,377,421, respectively, during the three months ended June 30, 2019 and 2018, respectively, and 22,223,185 and 22,369,632, respectively, during the six months ended June 30, 2019 and 2018, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$2,478	$226	$16,251	$6,348
Denominator:
Weighted average shares outstanding	22,217,799	22,377,421	22,223,185	22,369,632
Basic earnings per common share	$0.11	$0.01	$0.73	$0.28

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$2,478	$226	$16,251	$6,348
Denominator:
Number of shares used in basic computation	22,217,799	22,377,421	22,223,185	22,369,632
Weighted average effect of dilutive securities
Add: RSUs and PSUs	80,362	19,537	65,339	15,939
Number of shares used in diluted computation	22,298,161	22,396,958	22,288,524	22,385,571
Diluted earnings per common share	$0.11	$0.01	$0.73	$0.28

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.	Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and six month periods ended June 30, 2019 and 2018. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$17,592	$15,271	$19,215	$15,203	$2,218	$69,499
Assumed premiums earned	3	—	(4)	2,097	877	2,973
Ceded premiums earned	(909)	—	(1,958)	(4,300)	(191)	(7,358)
Net premiums earned	16,686	15,271	17,253	13,000	2,904	65,114

Direct losses and LAE	12,078	11,820	14,501	9,555	1,648	49,602
Assumed losses and LAE	433	—	—	78	432	943
Ceded losses and LAE	(589)	—	(1,034)	(867)	138	(2,352)
Net losses and LAE	11,922	11,820	13,467	8,766	2,218	48,193

Gross margin	4,764	3,451	3,786	4,234	686	16,921

Underwriting and general expenses	4,909	5,159	5,234	777	861	16,940
Underwriting gain (loss)	(145)	(1,708)	(1,448)	3,457	(175)	(19)

Fee and other income		506				646
		(1,202)
Net investment income						1,778
Net capital gain on investments						1,110
Income before income taxes						3,515
Income taxes						1,000
Net income						2,515
Net income attributable to non-controlling interest						37
Net income attributable to NI Holdings, Inc.						$2,478

Non-GAAP Ratios:
Loss and LAE ratio	71.4%	77.4%	78.1%	67.4%	76.4%	74.0%
Expense ratio	29.4%	33.8%	30.3%	6.0%	29.6%	26.0%
Combined ratio	100.9%	111.2%	108.4%	73.4%	106.0%	100.0%

Balances at June 30, 2019:
Premiums and agents’ balances receivable	$18,950	$9,086	$10,599	$32,552	$1,716	$72,903
Deferred policy acquisition costs	4,231	4,968	6,056	794	672	16,721
Reinsurance recoverables	326	—	1,441	407	1,192	3,366
Receivable from Federal Crop Insurance Corporation	—	—	—	29,668	—	29,668
Goodwill and other intangibles	—	3,036	—	—	—	3,036

Unpaid losses and LAE	17,544	48,379	13,762	9,948	9,176	98,809
Unearned premiums	29,115	18,139	41,191	28,233	5,266	121,944

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$16,139	$3,476	$17,243	$15,084	$2,045	$53,987
Assumed premiums earned	4	—	(4)	2,283	966	3,249
Ceded premiums earned	(833)	—	(1,618)	(3,926)	(182)	(6,559)
Net premiums earned	15,310	3,476	15,621	13,441	2,829	50,677

Direct losses and LAE	11,177	2,973	16,542	9,724	705	41,121
Assumed losses and LAE	47	—	(62)	164	338	487
Ceded losses and LAE	(49)	—	47	(881)	(4)	(887)
Net losses and LAE	11,175	2,973	16,527	9,007	1,039	40,721

Gross margin	4,135	503	(906)	4,434	1,790	9,956

Underwriting and general expenses	4,703	890	5,138	163	908	11,802
Underwriting gain (loss)	(568)	(387)	(6,044)	4,271	882	(1,846)

Fee and other income		330				470
		(57)
Net investment income						1,523
Net capital gain on investments						250
Loss before income taxes						397
Income taxes						141
Net income						256
Net income attributable to non-controlling interest						30
Net income attributable to NI Holdings, Inc.						$226

Non-GAAP Ratios:
Loss and LAE ratio	73.0%	85.5%	105.8%	67.0%	36.7%	80.4%
Expense ratio	30.7%	25.6%	32.9%	1.2%	32.1%	23.3%
Combined ratio	103.7%	111.1%	138.7%	68.2%	68.8%	103.6%

Balances at June 30, 2018:
Premiums and agents’ balances receivable	$17,365	$1,126	$9,819	$44,397	$1,468	$74,175
Deferred policy acquisition costs	3,754	322	5,250	2,267	597	12,190
Reinsurance recoverables	432	—	589	899	1,681	3,601
Receivable from Federal Crop Insurance Corporation	—	—	—	11,130	—	11,130
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	18,592	5,942	18,838	10,020	9,984	63,376
Unearned premiums	27,248	1,860	37,473	28,310	5,063	99,954

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$34,536	$29,862	$37,748	$15,216	$4,390	$121,752
Assumed premiums earned	7	—	(8)	2,097	1,903	3,999
Ceded premiums earned	(1,765)	—	(3,698)	(4,302)	(366)	(10,131)
Net premiums earned	32,778	29,862	34,042	13,011	5,927	115,620

Direct losses and LAE	22,180	18,976	22,757	9,069	3,251	76,233
Assumed losses and LAE	482	—	—	78	826	1,386
Ceded losses and LAE	(635)	—	(1,288)	(407)	(862)	(3,192)
Net losses and LAE	22,027	18,976	21,469	8,740	3,215	74,427

Gross margin	10,751	10,886	12,573	4,271	2,712	41,193

Underwriting and general expenses	9,659	10,637	10,435	1,108	1,795	33,634
Underwriting gain	1,092	249	2,138	3,163	917	7,559

Fee and other income		976				1,110
		1,225
Net investment income						3,521
Net capital gain on investments						8,969
Income before income taxes						21,159
Income taxes						4,848
Net income						16,311
Net income attributable to non-controlling interest						60
Net income attributable to NI Holdings, Inc.						$16,251

Non-GAAP Ratios:
Loss and LAE ratio	67.2%	63.5%	63.1%	67.2%	54.2%	64.4%
Expense ratio	29.5%	35.6%	30.7%	8.5%	30.3%	29.1%
Combined ratio	96.7%	99.2%	93.7%	75.7%	84.5%	93.5%

Balances at June 30, 2019:
Premiums and agents’ balances receivable	$18,950	$9,086	$10,599	$32,552	$1,716	$72,903
Deferred policy acquisition costs	4,231	4,968	6,056	794	672	16,721
Reinsurance recoverables	326	—	1,441	407	1,192	3,366
Receivable from Federal Crop Insurance Corporation	—	—	—	29,668	—	29,668
Goodwill and other intangibles	—	3,036	—	—	—	3,036

Unpaid losses and LAE	17,544	48,379	13,762	9,948	9,176	98,809
Unearned premiums	29,115	18,139	41,191	28,233	5,266	121,944

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$31,718	$6,467	$33,862	$15,084	$4,048	$91,179
Assumed premiums earned	8	—	(8)	2,283	2,205	4,488
Ceded premiums earned	(1,591)	—	(3,115)	(3,825)	(347)	(8,878)
Net premiums earned	30,135	6,467	30,739	13,542	5,906	86,789

Direct losses and LAE	21,364	4,937	21,958	10,063	1,436	59,758
Assumed losses and LAE	47	—	(49)	164	914	1,076
Ceded losses and LAE	(114)	—	(60)	(905)	(185)	(1,264)
Net losses and LAE	21,297	4,937	21,849	9,322	2,165	59,570

Gross margin	8,838	1,530	8,890	4,220	3,741	27,219

Underwriting and general expenses	9,122	1,925	10,092	651	1,889	23,679
Underwriting gain (loss)	(284)	(395)	(1,202)	3,569	1,852	3,540

Fee and other income		651				847
		256
Net investment income						2,892
Net capital gain on investments						719
Income before income taxes						7,998
Income taxes						1,590
Net income						6,408
Net income attributable to non-controlling interest						60
Net income attributable to NI Holdings, Inc.						$6,348

Non-GAAP Ratios:
Loss and LAE ratio	70.7%	76.3%	71.1%	68.8%	36.7%	68.6%
Expense ratio	30.3%	29.8%	32.8%	4.8%	32.0%	27.3%
Combined ratio	100.9%	106.1%	103.9%	73.6%	68.6%	95.9%

Balances at June 30, 2018:
Premiums and agents’ balances receivable	$17,365	$1,126	$9,819	$44,397	$1,468	$74,175
Deferred policy acquisition costs	3,754	322	5,250	2,267	597	12,190
Reinsurance recoverables	432	—	589	899	1,681	3,601
Receivable from Federal Crop Insurance Corporation	—	—	—	11,130	—	11,130
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	18,592	5,942	18,838	10,020	9,984	63,376
Unearned premiums	27,248	1,860	37,473	28,310	5,063	99,954

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

We have evaluated subsequent events through August 7, 2019, the date these consolidated financial statements were available for issuance.

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

These consolidated financial statements of NI Holdings include the financial position and results of operations of NI Holdings and six other entities:

•	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
•	Nodak Agency – a wholly-owned subsidiary of Nodak Insurance;
•	American West – a wholly-owned subsidiary of Nodak Insurance;
•	Primero – an indirect, wholly-owned subsidiary of Nodak Insurance;
•	Battle Creek – an affiliated company of Nodak Insurance; and
•	Direct Auto – a wholly-owned subsidiary of NI Holdings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct premiums written	$103,243	$88,580	$158,896	$127,854
Net premiums earned	65,114	50,677	115,620	86,789
Net income before non-controlling interest	2,515	256	16,311	6,408

	June 30, 2019	December 31, 2018
Total assets	$538,155	$458,492
Equity	297,314	275,753

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

Amortization of deferred policy acquisition costs and other underwriting and general expenses

Expenses incurred to underwrite risks are referred to as policy acquisition costs. Policy acquisition costs consist of commission expenses, state premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Other underwriting and general expenses consist of salaries, professional fees, office supplies, depreciation, and all other operating expenses not otherwise classified separately.

Income taxes

Current income taxes represent amounts paid to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. As noted above, it does not include state premium taxes that are based purely on the collection of policyholder premiums. NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

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

Premiums written

Premiums written represent a measure of business volume most relevant on an annual basis for the Company’s business model. This measure includes the amount of premium purchased by policyholders as of the policy’s effective date, whereas premiums earned as presented in the Consolidated Statement of Operations matches the amount of premium to the period of risk for those insurance policies. The Company’s insurance policies are sold with a variety of effective periods, including annual, semi-annual, and monthly.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written to statutory surplus. This ratio is designed to measure the ability of the Company to absorb above-average losses and the Company’s financial strength. In general, a low premium to surplus ratio is considered a sign of financial strength because the Company has an adequate provision for adverse development of loss reserves within the Company’s current book of business and provides a capacity to write more business. Statutory surplus is determined using accounting principles prescribed or permitted by the insurance subsidiaries’ state of domicile and differs from GAAP equity.

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

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and uses return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given period, net income (loss) is divided by the average of the beginning and ending equity for that period.

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

When a claim is reported to NI Holdings, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially in the unusual situation that legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in the Company’s case usually involves the weather perils of wind and hail, NI Holdings utilizes mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the Company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows the Company to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated loss payments from the storm. If the Company estimates the damages to be in excess of its retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the Company can quickly recover reinsurance payments once the retention is exceeded.

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

NI Holdings utilizes an independent actuary to assist with the estimation of its liability for unpaid losses and LAE. This actuary prepares estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date based on established actuarial methods described below. The Company then reduces the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. NI Holdings may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the Consolidated Financial Statements.

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

Paid and Case Incurred Loss Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred losses or LAE at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, to develop estimated ultimate losses or LAE. Ultimate losses or LAE are then selected for each accident year from the various methods employed.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, increases in the state-dictated minimum liability limits in the recent case of nonstandard auto insurance, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is also affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. NI Holdings continually refines its estimates of unpaid losses and LAE in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. NI Holdings considers all significant facts and circumstances known at the time the liabilities for unpaid losses and LAE are established.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe (as in the case of Hurricane Katrina) has an impact on not only the availability and cost of building materials such as roofing and other materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves. Recently, the state of Nevada mandated the incorporation of higher minimum liabilities for nonstandard auto insurance policies written in the state. While it is certain that this action will increase the average claim cost experienced in the state, the actual amount of this increase is subject to judgement until further claim experience is obtained.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	June 30, 2019	December 31, 2018
Case reserves	$87,839	$74,949
IBNR reserves	7,604	9,940
Net unpaid losses and LAE	95,443	84,889
Reinsurance recoverables on losses	3,366	2,232
Liability for unpaid losses and LAE	$98,809	$87,121

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	June 30, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$12,688	$4,530	$17,218
Non-standard auto	57,928	(9,549)	48,379
Home and farm	9,350	2,971	12,321
Crop	3,746	5,795	9,541
All other	4,127	3,857	7,984
Net unpaid losses and LAE	$87,839	$7,604	$95,443
Reinsurance recoverables on losses	2,208	1,158	3,366
Liability for unpaid losses and LAE	$90,047	$8,762	$98,809

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,276	$4,702	$17,978
Non-standard auto	49,109	(2,323)	46,786
Home and farm	7,511	2,491	10,002
Crop	1,686	56	1,742
All other	3,367	5,014	8,381
Net unpaid losses and LAE	$74,949	$9,940	$84,889
Reinsurance recoverables on losses	1,201	1,031	2,232
Liability for unpaid losses and LAE	$76,150	$10,971	$87,121

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of June 30, 2019, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $754.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development reserving function through analysis of costs and trends and reviews of historical reserving results. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2018, which is deemed consistent with June 30, 2019. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,170)
1%	1,200
3%	3,693
5%	6,318

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after income taxes that results from various changes to the level of case reserves as of December 31, 2018, which is deemed consistent with June 30, 2019. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the six months ended June 30, 2019, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $16,662.

	June 30, 2019	December 31, 2018	Change
Fixed income securities:
Gross unrealized gains	$6,121	$1,077	$5,044
Gross unrealized losses	(421)	(3,402)	2,981
Net fixed income unrealized gains (losses)	5,700	(2,325)	8,025

Equity securities:
Gross unrealized gains	20,862	14,180	6,682
Gross unrealized losses	(1,866)	(3,821)	1,955
Net equity unrealized gains	18,996	10,359	8,637

Net unrealized gains	$24,696	$8,034	$16,662

The fixed income portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses during the six months ended June 30, 2019, which is believed to be reflective of a change in the general market bias with respect to future interest rate actions that may be taken by the Federal Reserve. The net increase of $8,025 is reflected directly in Equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses, which are attributed to favorable conditions in the stock market during the six months ended June 30, 2019. The net increase of $8,637 is included in net capital gains on investments on the Company’s Consolidated Statements of Operations.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the six months ended June 30, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three or six month periods ended June 30, 2019 or the year ended December 31, 2018. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

At June 30, 2019 and December 31, 2018, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	June 30, 2019	December 31, 2018
Deferred policy acquisition costs	$16,721	$12,866
Value of business acquired intangible asset	92	1,648
Liability for unearned premiums	121,944	84,767

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

Income Taxes

Current income taxes represent amounts paid to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. NI Holdings uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

NI Holdings had gross deferred income tax assets of $7,575 at June 30, 2019 and $5,741 at December 31, 2018, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $587 was maintained at June 30, 2019 and December 31, 2018.

NI Holdings had gross deferred income tax liabilities of $9,743 at June 30, 2019 and $5,865 at December 31, 2018, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of June 30, 2019, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2017 are open for examination.

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

Three Months ended June 30, 2019 and 2018

The consolidated net income for NI Holdings was $2,515 for the three months ended June 30, 2019 compared to $256 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended June 30,
	2019	2018
Revenues:
Net premiums earned	$65,114	$50,677
Fee and other income	646	470
Net investment income	1,778	1,523
Net capital gain on investments	1,110	250
Total revenues	$68,648	$52,920

Components of net income:
Net premiums earned	$65,114	$50,677
Losses and loss adjustment expenses	48,193	40,721
Amortization of deferred policy acquisition costs and other underwriting and general expenses	16,940	11,802
Underwriting loss	(19)	(1,846)
Fee and other income	646	470
Net investment income	1,778	1,523
Net capital gain on investments	1,110	250
Income before income taxes	3,515	397
Income taxes	1,000	141
Net income	$2,515	$256

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended June 30, 2019 increased 28.5% to $65,114 compared to $50,677 for the three months ended June 30, 2018.

	Three Months Ended June 30,
	2019	2018
Net premiums earned:
Private passenger auto	$16,686	$15,310
Non-standard auto	15,271	3,476
Home and farm	17,253	15,621
Crop	13,000	13,441
All other	2,904	2,829
Total net premiums earned	$65,114	$50,677

	Three Months Ended June 30,
	2019	2018
Net premiums earned:
Direct premium	$69,499	$53,987
Assumed premium	2,973	3,249
Ceded premium	(7,358)	(6,559)
Total net premiums earned	$65,114	$50,677

Direct premiums earned for the second quarter of 2019 increased $15,512, or 28.7%, to $69,499 from $53,987 for the second quarter of 2018. Assumed premiums earned decreased slightly, primarily related to crop hail business. Ceded premiums earned increased slightly. The addition of the Direct Auto non-standard auto business contributed $11,163 in direct premiums earned during the three months ended June 30, 2019.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in South Dakota. Our non-standard auto premiums also increased year-over-year due to growth in Nevada from Primero rate increases (a portion of which relates to statutory policy limit increases), Primero policy growth, and the acquisition of Direct Auto. As the crop growing season begins, we are forecasting less premium in 2019 compared to 2018 due in part to lower commodity prices.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended June 30, 2019 increased 18.4% to $48,193 compared to $40,721 for the three months ended June 30, 2018. The Company’s loss and LAE ratio decreased to 74.0% for 2019, compared to 80.4% for 2018.

	Three Months Ended June 30,
	2019	2018
Loss and LAE ratio:
Private passenger auto	71.4%	73.0%
Non-standard auto	77.4%	85.5%
Home and farm	78.1%	105.8%
Crop	67.4%	67.0%
All other	76.4%	36.7%
Total loss and LAE ratio	74.0%	80.4%

The Company’s overall loss and LAE experience improved year-over-year, across most segments of the Company.

Net losses for private passenger auto improved in the second quarter of 2019 compared to a year ago, primarily due to reduced loss adjustment expenses. Net losses for home and farm were at better than expected levels for second quarter.

The loss and LAE ratio for non-standard auto improved due to the addition of Direct Auto, which historically runs a lower loss ratio than Primero. The statutory increase in minimum liability limits in the state of Nevada has resulted in a higher than anticipated increase in the average paid claim and average loss reserve, which has had a negative impact on the results for Primero. We have filed and received approval for the necessary rate increases to address this adverse claims experience. We plan to carefully monitor the ongoing results in the event that additional increases are warranted. These higher rates may cause growth to slow or turn negative in the state of Nevada.

In the all other segment, net losses for our commercial and excess liability businesses in 2019 were higher when compared to favorable loss experience in 2018. Crop insurance losses for second quarter are recorded at targeted levels.

NI Holdings realized favorable development on prior accident years of $2,701 in the second quarter of 2019, compared to $658 of favorable development on prior accident years realized in the second quarter of 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 43.5% to $16,940 in second quarter 2019 compared to $11,802 in 2018.

	Three Months Ended June 30,
	2019	2018
Underlying expenses	$18,870	$15,013
Deferral of policy acquisition costs	(18,081)	(11,829)
Other underwriting and general expenses	789	3,184
Amortization of deferred policy acquisition costs	16,151	8,618
Total reported expenses	$16,940	$11,802

Underlying expenses were $3,857 higher in the three months ended June 30, 2019 compared to a year ago. The new Direct Auto subsidiary contributed $4,138 of underlying expenses to the current quarter, including $452 of amortization expense of other intangibles.

Expense deferrals were $6,252 higher in the three months ended June 30, 2019 compared to 2018 primarily due to increases in direct premiums written in 2019 and the new Direct Auto business. Amortization of those costs was $7,533 higher in 2019 for the same reasons.

The expense ratio of 26.0% for the three months ended June 30, 2019 was 2.7 percentage points higher than the expense ratio in the second quarter of 2018. This ratio increase reflects the higher commission rates for the Direct Auto non-standard auto business.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended June 30,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$(145)	$(568)
Non-standard auto	(1,708)	(387)
Home and farm	(1,448)	(6,044)
Crop	3,457	4,271
All other	(175)	882
Total underwriting gain	$(19)	$(1,846)

The underwriting results of the Company for the second quarter improved year-over-year. Non-standard auto results continued to be impacted in Primero by unfavorable loss development related to the new statutory minimum liability limits. Private passenger auto loss experience improved slightly during the second quarter of 2019 compared to 2018.

The home and farm segment had improved results when compared to 2018. The lower loss ratios were primarily due to fewer weather-related losses during the current quarter. This improved weather positively impacted the North Dakota farm business. The underwriting gain on crop insurance decreased, due to refinements to the policy acquisition expense deferral calculations.

Our all other segment reported a small underwriting loss in 2019, as loss experience was normal across our commercial, excess liability, and assumed reinsurance lines of business compared to favorable loss experience in 2018.

Fee and Other Income

NI Holdings had fee and other income of $646 for the three months ended June 30, 2019, compared to $470 for the three months ended June 30, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $506 for the three months ended June 30, 2019 from $330 for the three months ended June 30, 2018, due to growth in Primero’s non-standard auto business and the addition of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,
	2019	2018
Average cash and invested assets	$394,526	$319,016

Gross investment income	$2,337	$2,051
Investment expenses	559	528
Net investment income	$1,778	$1,523

Gross return on average cash and invested assets	2.4%	2.6%
Net return on average cash and invested assets	1.8%	1.9%

Investment income, net of investment expense, increased $255 for the three months ended June 30, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date, and continues to be strategically invested into fixed income securities. The weighted average gross yield on invested assets dropped slightly to 2.4% in 2019 from 2.6% in 2018, due to the high amount of funds related to Direct Auto that are not yet fully invested.

As of June 30, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.6%. The average duration was 3.2. We expect our book yield and average duration to increase as the Direct Auto cash and cash equivalents are invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital losses on investment of $227 for the three months ended June 30, 2019, compared to gains of $250 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $1,337 attributed to the change in unrealized appreciation of its equity securities for the three months ended June 30, 2019. Prior to the January 1, 2019, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized gains on equity securities recorded in other comprehensive income were $1,222 for the three months ended June 30, 2018, with total losses of $9,467 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the three months ended June 30, 2019 and 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2019, the Company had net unrealized gains on fixed income securities of $5,700 and net unrealized gains on equity securities of $18,996. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities is believed to be reflective of a change in the general market bias with respect to anticipated future interest rate actions that may be taken by the Federal Reserve. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

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

Income before Income Taxes

For the three months ended June 30, 2019, NI Holdings had pre-tax income of $3,515 compared to $397 for the three months ended June 30, 2018. The $3,118 increase in pre-tax results was largely attributable to the change in unrealized gains on our equity securities portfolio reported in net income during the three months ended June 30, 2019, and improved loss experience in our home and farm segment.

Income Taxes

NI Holdings recorded income tax expense of $1,000 for the three months ended June 30, 2019, compared to $141 for the three months ended June 30, 2018. A portion of income tax expense relates to state income taxes. Our effective tax rate for the second quarter of 2019 was 28.4% compared to an effective tax rate of 35.5% for the second quarter of 2018. The relatively low amount of pre-tax income for the three months ended June 30, 2018 makes these interim period effective tax rates less comparable.

The valuation allowance against certain deferred income tax assets remained at $587 as of June 30, 2019, the same amount as December 31, 2018.

Net Income

For the three months ended June 30, 2019, NI Holdings had net income before non-controlling interest of $2,515 compared to $256 for 2018. This increase in net income was primarily attributable to the change in unrealized gains on our equity securities portfolio reported in net income during the three months ended June 30, 2019, and improved loss experience in our home and farm segment.

Return on Average Equity

For the three months ended June 30, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of 3.4% compared to annualized return on average equity, after non-controlling interest, of 0.4% for the three months ended June 30, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Six Months ended June 30, 2019 and 2018

The consolidated net income for NI Holdings was $16,311 for the six months ended June 30, 2019 compared to $6,408 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Six Months Ended June 30,
	2019	2018
Revenues:
Net premiums earned	$115,620	$86,789
Fee and other income	1,110	847
Net investment income	3,521	2,892
Net capital gain on investments	8,969	719
Total revenues	$129,220	$91,247

Components of net income:
Net premiums earned	$115,620	$86,789
Losses and loss adjustment expenses	74,427	59,570
Amortization of deferred policy acquisition costs and other underwriting and general expenses	33,634	23,679
Underwriting income	7,559	3,540
Fee and other income	1,110	847
Net investment income	3,521	2,892
Net capital gain on investments	8,969	719
Income before income taxes	21,159	7,998
Income taxes	4,848	1,590
Net income	$16,311	$6,408

Net Premiums Earned

NI Holdings’ net premiums earned for the six months ended June 30, 2019 increased 33.2% to $115,620 compared to $86,789 for the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018
Net premiums earned:
Private passenger auto	$32,778	$30,135
Non-standard auto	29,862	6,467
Home and farm	34,042	30,739
Crop	13,011	13,542
All other	5,927	5,906
Total net premiums earned	$115,620	$86,789

	Six Months Ended June 30,
	2019	2018
Net premiums earned:
Direct premium	$121,752	$91,179
Assumed premium	3,999	4,488
Ceded premium	(10,131)	(8,878)
Total net premiums earned	$115,620	$86,789

Direct premiums earned for the first six months of 2019 increased $30,573, or 33.5%, to $121,752 from $91,179 for the first six months of 2018. Assumed premiums earned decreased slightly, primarily related to crop hail business. Ceded premiums earned increased slightly. The addition of the Direct Auto non-standard auto business contributed $21,991 in direct premiums earned during the six months ended June 30, 2019.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in South Dakota. Our non-standard auto premiums also increased year-over-year due to growth in Nevada from Primero rate increases (a portion of which relates to statutory policy limit increases), Primero policy growth, and the acquisition of Direct Auto. As the crop growing season begins, we are forecasting less premium in 2019 compared to 2018 due in part to lower commodity prices.

Losses and LAE

NI Holdings’ net losses and LAE for the six months ended June 30, 2019 increased 24.9% to $74,427 compared to $59,570 for the six months ended June 30, 2018. The Company’s loss and LAE ratio decreased to 64.4% for 2019, compared to 68.6% for 2018.

	Six Months Ended June 30,
	2019	2018
Loss and LAE ratio:
Private passenger auto	67.2%	70.7%
Non-standard auto	63.5%	76.3%
Home and farm	63.1%	71.1%
Crop	67.2%	68.8%
All other	54.2%	36.7%
Total loss and LAE ratio	64.4%	68.6%

The Company’s overall loss and LAE experience improved year-over-year, across most segments.

Net losses for private passenger auto improved in the second quarter of 2019 compared to a year ago, as rate increases continued to take effect and loss experience moderated. Net losses for home and farm were at expected levels, with farm business at a profit. Net losses for non-standard auto included a combination of favorable loss experience development in Direct Auto, partially offset by unfavorable loss experience development in Primero. In Primero, the statutory increase in minimum liability limits in the state of Nevada has resulted in a higher than anticipated increase in the average paid claim and average loss reserve. This has driven up our loss experience, which we are addressing through rate increases. These rate increases may challenge our ability to write new policies during the second half of 2019, but will address the increasing loss ratios.

Net losses for our commercial and assumed reinsurance business in 2019 were at normal levels compared to favorable experience during the first half of 2018. Crop insurance losses for second quarter are recorded at targeted levels.

NI Holdings realized favorable development on prior accident years of $7,670 in the first six months of 2019, compared to $582 of favorable development on prior accident years realized in the first six months of 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 42.1% to $33,634 in the first six months of 2019 compared to $23,679 in 2018.

	Six Months Ended June 30,
	2019	2018
Underlying expenses	$37,489	$27,010
Deferral of policy acquisition costs	(29,228)	(18,988)
Other underwriting and general expenses	8,261	8,022
Amortization of deferred policy acquisition costs	25,373	15,657
Total reported expenses	$33,634	$23,679

Underlying expenses were $10,479 higher in the six months ended June 30, 2019 compared to a year ago. The new Direct Auto subsidiary contributed $9,881 of underlying expenses to the current year, including $1,587 of amortization expense of other intangibles. Policy acquisition costs have increased due to higher written premiums.

Expense deferrals were $10,240 higher in the first six months of 2019 compared to the first six months of 2018 primarily due to increases in direct premiums written in 2019 and the new Direct Auto business. Amortization of those costs was $9,716 higher in 2019 for the same reasons.

The expense ratio of 29.1% for the six months ended June 30, 2019 was 1.8 percentage points higher than the expense ratio in the first six months of 2018. This ratio increase reflects the higher commission rates for the Direct Auto non-standard auto business.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Six Months Ended June 30,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$1,092	$(284)
Non-standard auto	249	(395)
Home and farm	2,138	(1,202)
Crop	3,163	3,569
All other	917	1,852
Total underwriting gain	$7,559	$3,540

The underwriting results of the Company for the six months ended June 30, 2019 increased year-over-year. Loss experience improved in the private passenger auto, non-standard auto, and home and farm segments.

Our all other segment reported a lower underwriting gain in 2019, as loss experience was normal across our commercial, excess liability, and assumed reinsurance lines of business compared to favorable loss experience a year ago. The underwriting gain on crop insurance decreased, due to refinements to the policy acquisition expense deferral calculations.

Fee and Other Income

NI Holdings had fee and other income of $1,110 for the six months ended June 30, 2019, compared to $847 for the six months ended June 30, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $976 for the six months ended June 30, 2019 from $651 for the six months ended June 30, 2018, due to growth in Primero’s non-standard auto business and the addition of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Six Months Ended June 30,
	2019	2018
Average cash and invested assets	$373,716	$314,818

Gross investment income	$4,645	$3,989
Investment expenses	1,124	1,097
Net investment income	$3,521	$2,892

Gross return on average cash and invested assets	2.5%	2.5%
Net return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $629 for the six months ended June 30, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date, and continues to be invested into fixed income securities. The weighted average gross yield on invested assets remained steady at 2.5% in 2019 compared to 2018.

As of June 30, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.6%. The average duration was 3.2. We expect our book yield and average duration to increase as the Direct Auto cash and cash equivalents are invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $332 for the six months ended June 30, 2019, compared to $719 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $8,637 attributed to the change in unrealized appreciation of its equity securities for the six months ended June 30, 2019. Prior to the January 1, 2019, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized gains on equity securities recorded in other comprehensive income were $783 for the six months ended June 30, 2018, with total losses of $9,467 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the six months ended June 30, 2019 and 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2019, the Company had net unrealized gains on fixed income securities of $5,700 and net unrealized gains on equity securities of $18,996. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities is believed to be reflective of a change in the general market bias with respect to anticipated future interest rate actions that may be taken by the Federal Reserve. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

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

Income before Income Taxes

For the six months ended June 30, 2019, NI Holdings had pre-tax income of $21,159 compared to $7,998 for the six months ended June 30, 2018. The $13,161 increase in pre-tax income was largely attributable to the change in unrealized gains on our equity securities portfolio reported in the six months ended June 30, 2019, and improved loss experience in our private passenger auto business along with our home and farm segment.

Income Taxes

NI Holdings recorded income tax expense of $4,848 for the six months ended June 30, 2019, compared to $1,590 for the six months ended June 30, 2018. A portion of income tax expense relates to state income taxes. Our effective tax rate for the first six months of 2019 was 22.9% compared to an effective tax rate of 19.9% for the first six months of 2018.

The valuation allowance against certain deferred income tax assets remained at $587 as of June 30, 2019, the same amount as December 31, 2018.

Net Income

For the six months ended June 30, 2019, NI Holdings had net income before non-controlling interest of $16,311 compared $6,408 for 2018. This increase in net income was primarily attributable to the change in unrealized gains on our equity securities portfolio reported in the six months ended June 30, 2019, and improved loss experience in our home and farm segment.

Return on Average Equity

For the six months ended June 30, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of 11.5% compared to annualized return on average equity, after non-controlling interest, of 5.0% for the six months ended June 30, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	June 30, 2019	December 31, 2018
Assets:
Cash and investments	$399,081	$374,371
Premiums and agents’ balances receivable	72,903	34,287
Deferred policy acquisition costs	16,721	12,866
Other assets	49,450	36,968
Total assets	$538,155	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$98,809	$87,121
Unearned premiums	121,944	84,767
Other liabilities	20,088	10,851
Total liabilities	240,841	182,739

Equity	297,314	275,753
Total liabilities and equity	$538,155	$458,492

At June 30, 2019, NI Holdings had total assets of $538,155, an increase of $79,663, or 17.4%, from December 31, 2018. Cash and investments increased due to market fluctuations in both the fixed income and equity markets. Premiums and agents’ balances receivable increased due to recognition of 2019 crop insurance written premiums. Deferred policy acquisition costs increased due to increasing written premium across all segments. Other assets increased due to additional amounts receivable from the Federal Crop Insurance Corporation.

At June 30, 2019, total liabilities were $240,841, an increase of $58,102, or 31.8%, from December 31, 2018. Unpaid losses and loss adjustment expenses increased due to the start of the crop insurance season. Unearned premiums also increased due to the recognition of 2019 crop insurance written premiums.

Total equity increased by $21,561, or 7.8%, during the six months ended June 30, 2019. The increase in equity reflects consolidated net income of $16,311 for the six-month period, and higher fair values of our fixed income securities.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which we plan to use for strategic acquisitions. However, these funds are available if necessary to meet the demands of claim settlements and operating expenses. Through June 30, 2019, we have used that money to acquire $13,039 in treasury stock and, in 2018, we used $17,000 for the acquisition of Direct Auto.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Net cash flows from operating activities	$11,039	$14,699
Net cash flows from investing activities	(17,390)	(11,338)
Net cash flows from financing activities	(2,025)	—
Net increase (decrease) in cash and cash equivalents	$(8,376)	$3,361

For the six months ended June 30, 2019, net cash provided by operating activities totaled $11,039 compared to $14,699 a year ago. Consolidated net income aggregated $16,311 for the six months ended June 30, 2019 compared to $6,408 for the same period a year ago. The Company offset this increase in net income with the impact of changes in the receivable from the Federal Crop Insurance Corporation, the liability for unpaid losses and loss adjustment expenses, and the change in unrealized gains on equity securities in 2019 compared to 2018.

Net cash used by investing activities totaled $17,390 for the six months ended June 30, 2019, compared to $11,338 net cash used by investing activities a year ago. Both periods reflect the opportunity to invest excess cash from operations in longer term investments.

Net cash used by financing activities totaled $2,025 for the six months ended June 30, 2019. There was no net cash provided or used by financing activities for the six months ended June 30, 2018. The Company repurchased shares of its own common stock for $2,006 during 2019.

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

The amount available for payment of dividends from Nodak Insurance to us during 2019 without the prior approval of the North Dakota Insurance Department is approximately $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We purchased 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018, and 100 shares of our common stock for $2 during the three months ended March 31, 2019. We purchased an additional 115,934 shares of our common stock for $2,004 during the three months ended June 30, 2019.

Period in 2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
First quarter	100	$15.96	100	$7,002

April 1 to April 30	204	16.05	204	6,999
May 1 to May 31	1,610	17.07	1,610	6,972
June 1 to June 30	114,120	17.30	114,120	4,998
Total second quarter	115,934	$17.29	115,934	$4,998

Six months ended June 30	116,034	$17.29	116,034	$4,998

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2019.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)