Form 10-Q
period 2019-09-30
NI Holdings, Inc.
filed 2019-11-06
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Registrant’s common stock outstanding on October 31, 2019 was 22,095,065. No preferred shares are issued or outstanding.

i

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement and Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes;
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois;
•	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;
•	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance; and
•	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$25,242	$68,950
Fixed income securities, at fair value	299,095	254,969
Equity securities, at fair value	62,419	48,498
Other investments	1,914	1,954
Total cash and investments	388,670	374,371

Premiums and agents' balances receivable	77,026	34,287
Deferred policy acquisition costs	15,804	12,866
Reinsurance recoverables on losses	5,753	2,232
Accrued investment income	2,031	1,898
Federal income tax recoverable	1,257	—
Property and equipment	7,602	6,979
Receivable from Federal Crop Insurance Corporation	24,191	16,169
Goodwill and other intangibles	2,928	4,623
Other assets	3,859	5,067
Total assets	$529,121	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$117,373	$87,121
Unearned premiums	101,417	84,767
Reinsurance premiums payable	4,277	—
Federal income tax payable	—	197
Deferred income taxes, net	3,394	711
Accrued expenses and other liabilities	10,353	9,943
Commitments and contingencies	—	—
Total liabilities	236,814	182,739

Equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2019 – 22,095,065 shares, 2018 – 22,192,894 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	95,460	94,486
Unearned employee stock ownership plan shares	(1,914)	(1,914)
Retained earnings	201,351	183,946
Accumulated other comprehensive income, net of income taxes	6,011	6,376
Treasury stock, at cost, 2019 – 713,565 shares, 2018 – 615,736 shares	(12,308)	(10,634)
Non-controlling interest	3,477	3,263
Total equity	292,307	275,753

Total liabilities and equity	$529,121	$458,492

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$67,116	$54,136	$182,736	$140,925
Fee and other income	527	5,175	1,637	6,022
Net investment income	1,983	1,629	5,504	4,521
Net capital gain on investments	622	3,160	9,591	3,879
Total revenues	70,248	64,100	199,468	155,347

Expenses:
Losses and loss adjustment expenses	61,558	37,456	135,985	97,026
Amortization of deferred policy acquisition costs	11,309	10,951	36,682	26,608
Other underwriting and general expenses	5,982	3,787	14,243	11,809
Total expenses	78,849	52,194	186,910	135,443

Income (loss) before income taxes	(8,601)	11,906	12,558	19,904
Income tax expense (benefit)	(1,642)	2,029	3,206	3,619
Net income (loss)	(6,959)	9,877	9,352	16,285
Net income attributable to non-controlling interest	20	33	80	93
Net income (loss) attributable to NI Holdings, Inc.	$(6,979)	$9,844	$9,272	$16,192

Basic earnings (loss) per common share	$(0.32)	$0.44	$0.42	$0.72
Diluted earnings (loss) per common share	$(0.31)	$0.44	$0.42	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(6,979)	$20	$(6,959)	$9,272	$80	$9,352

Other comprehensive income, before income taxes:
Holding gains on investments	2,018	36	2,054	9,876	172	10,048
Reclassification adjustment for net realized capital (gain) loss included in net income	(12)	—	(12)	22	(3)	19
Other comprehensive income, before income taxes	2,006	36	2,042	9,898	169	10,067

Income tax expense related to items of other comprehensive income	(422)	(7)	(429)	(2,079)	(35)	(2,114)
Other comprehensive income, net of income taxes	1,584	29	1,613	7,819	134	7,953

Comprehensive income (loss)	$(5,395)	$49	$(5,346)	$17,091	$214	$17,305

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$9,844	$33	$9,877	$16,192	$93	$16,285

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	2,787	(14)	2,773	(375)	(120)	(495)
Reclassification adjustment for net realized capital gain included in net income	(3,160)	—	(3,160)	(3,879)	—	(3,879)
Other comprehensive loss, before income taxes	(373)	(14)	(387)	(4,254)	(120)	(4,374)

Income tax benefit related to items of other comprehensive loss	78	3	81	893	25	918
Other comprehensive loss, net of income taxes	(295)	(11)	(306)	(3,361)	(95)	(3,456)

Comprehensive income (loss)	$9,549	$22	$9,571	$12,831	$(2)	$12,829

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, July 1, 2019	$230	$95,121	$(1,914)	$208,330	$4,427	$(12,308)	$3,428	$297,314

Net income (loss)	—	—	—	(6,979)	—	—	20	(6,959)
Other comprehensive income, net of income taxes	—	—	—	—	1,584	—	29	1,613
Share-based compensation	—	339	—	—	—	—	—	339
Balance, September 30, 2019	$230	$95,460	$(1,914)	$201,351	$6,011	$(12,308)	$3,477	$292,307

Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	9,272	—	—	80	9,352
Other comprehensive income, net of income taxes	—	—	—	—	7,819	—	134	7,953
Purchase of treasury stock	—	—	—	—	—	(2,006)	—	(2,006)
Share-based compensation	—	1,274	—	—	—	—	—	1,274
Issuance of vested award shares	—	(300)	—	(51)	—	332	—	(19)
Balance, September 30, 2019	$230	$95,460	$(1,914)	$201,351	$6,011	$(12,308)	$3,477	$292,307

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

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,352	$16,285
Adjustments to reconcile net income to operating cash flows:
Gain on acquisition of Direct Auto Insurance Company	—	(4,578)
Net capital gain on investments	(9,591)	(3,879)
Deferred income tax expense (benefit)	569	(670)
Depreciation of property and equipment	374	372
Amortization of intangibles	1,695	1,094
Share-based compensation	1,274	990
Amortization of deferred policy acquisition costs	36,682	26,608
Deferral of policy acquisition costs	(39,620)	(29,542)
Net amortization of premiums and discounts on investments	827	896
Gain on sale of property and equipment	11	—
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(42,739)	(31,264)
Reinsurance premiums receivable / payable	4,277	316
Reinsurance recoverables on losses	(3,521)	(1,500)
Accrued investment income	(133)	263
Receivable from Federal Crop Insurance Corporation	(8,022)	(18,783)
Federal income tax recoverable / payable	(1,454)	(2,511)
Other assets	1,208	184
Unpaid losses and loss adjustment expenses	30,252	18,796
Unearned premiums	16,650	19,091
Accrued expenses and other liabilities	412	3,120
Net cash flows from operating activities	(1,497)	(4,712)

Cash flows from investing activities:
Proceeds from sales of fixed income securities	36,924	51,298
Proceeds from sales of equity securities	12,373	16,689
Purchases of fixed income securities	(71,828)	(57,423)
Purchases of equity securities	(16,708)	(8,722)
Purchases of property and equipment, net	(1,009)	(567)
Acquisition of Direct Auto Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	—	27,485
Other	62	18
Net cash flows from investing activities	(40,186)	28,778

Cash flows from financing activities:
Purchases of treasury stock	(2,006)	—
Issuance of restricted stock awards	(19)	—
Net cash flows from financing activities	(2,025)	—

Net (decrease) increase in cash and cash equivalents	(43,708)	24,066

Cash and cash equivalents at beginning of period	68,950	27,594

Cash and cash equivalents at end of period	$25,242	$51,660

The Company paid $3,500 and $6,800 in federal income taxes during the nine month periods ended September 30, 2019 and 2018, respectively.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

2.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. The carrying value of these other invested assets was $1,914 at September 30, 2019 and $1,954 at December 31, 2018.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and intangible assets with an indefinite useful life for impairment annually. We also assess goodwill and other intangible assets for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangible assets could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangible assets during the three or nine month periods ended September 30, 2019 and 2018.

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

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Direct Auto transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The Company did not make any adjustments during this period.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The acquired Direct Auto business contributed revenues of $12,082 and net income of $2,067 to the Company for the three months ended September 30, 2019, and revenues of $36,924 and net income of $6,166 for the nine months ended September 30, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma Three Months Ended September 30,		Pro forma Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$70,248	$67,126	$199,468	$180,323

Net income (loss) attributable to NI Holdings, Inc.	(6,970)	5,623	9,386	12,012

Basic earnings (loss) per share attributable to NI Holdings, Inc.	(0.31)	0.25	0.42	0.54

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

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public business entities which are SEC filers. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.             Investments

The amortized cost and estimated fair value of investment securities as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$16,724	$594	$—	$17,318
Obligations of states and political subdivisions	61,536	1,733	(55)	63,214
Corporate securities	110,949	3,668	(10)	114,607
Residential mortgage-backed securities	52,806	1,023	(29)	53,800
Commercial mortgage-backed securities	24,753	872	(42)	25,583
Asset-backed securities	24,585	164	(176)	24,573
Total fixed income securities	291,353	8,054	(312)	299,095

Equity securities:
Basic materials	1,603	204	(99)	1,708
Communications	5,414	1,761	(250)	6,925
Consumer, cyclical	5,625	3,552	(139)	9,038
Consumer, non-cyclical	8,696	5,136	(399)	13,433
Energy	3,907	142	(508)	3,541
Financial	6,780	649	(32)	7,397
Industrial	5,381	3,518	(59)	8,840
Technology	6,401	5,285	(149)	11,537
Total equity securities	43,807	20,247	(1,635)	62,419
Total investments	$335,160	$28,301	$(1,947)	$361,514

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$158	$(133)	$19,208
Obligations of states and political subdivisions	52,782	475	(559)	52,698
Corporate securities	95,290	265	(1,413)	94,142
Residential mortgage-backed securities	50,902	110	(729)	50,283
Commercial mortgage-backed securities	19,520	65	(270)	19,315
Asset-backed securities	19,617	4	(298)	19,323
Total fixed income securities	257,294	1,077	(3,402)	254,969

Equity securities:
Basic materials	1,527	—	(187)	1,340
Communications	4,076	1,296	(424)	4,948
Consumer, cyclical	5,128	2,650	(167)	7,611
Consumer, non-cyclical	9,356	3,929	(916)	12,369
Energy	1,622	8	(289)	1,341
Financial	4,856	121	(549)	4,428
Industrial	4,537	2,529	(368)	6,698
Technology	7,037	3,647	(921)	9,763
Total equity securities	38,139	14,180	(3,821)	48,498
Total investments	$295,433	$15,257	$(7,223)	$303,467

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

	September 30, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$20,173	$20,298
After one year through five years	93,395	95,597
After five years through ten years	57,859	60,607
After ten years	17,782	18,637
Mortgage / asset-backed securities	102,144	103,956
Total fixed income securities	$291,353	$299,095

	December 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,490	$12,463
After one year through five years	96,900	96,614
After five years through ten years	52,128	51,351
After ten years	5,737	5,620
Mortgage / asset-backed securities	90,039	88,921
Total fixed income securities	$257,294	$254,969

Fixed income securities with a fair value of $6,342 at September 30, 2019 and $4,900 at December 31, 2018, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	September 30, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Obligations of states and political subdivisions	$5,894	$(55)	$—	$—	$5,894	$(55)
Corporate securities	1,841	(6)	2,707	(4)	4,548	(10)
Residential mortgage-backed securities	1,524	(7)	2,706	(22)	4,230	(29)
Commercial mortgage-backed securities	3,424	(31)	368	(11)	3,792	(42)
Asset-backed securities	2,056	(8)	9,583	(168)	11,639	(176)
Total fixed income securities	14,739	(107)	15,364	(205)	30,103	(312)

Equity securities:
Basic materials	719	(99)	—	—	719	(99)
Communications	451	(55)	1,356	(195)	1,807	(250)
Consumer, cyclical	1,491	(139)	—	—	1,491	(139)
Consumer, non-cyclical	1,867	(384)	410	(15)	2,277	(399)
Energy	1,602	(508)	—	—	1,602	(508)
Financial	1,553	(32)	—	—	1,553	(32)
Industrial	1,112	(59)	—	—	1,112	(59)
Technology	460	(142)	448	(7)	908	(149)
Total equity securities	9,255	(1,418)	2,214	(217)	11,469	(1,635)
Total investments	$23,994	$(1,525)	$17,578	$(422)	$41,572	$(1,947)

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

The Company recorded no impairments during the three or nine month periods ended September 30, 2019, and impairments of $382 during the three and nine month periods ended September 30, 2018.

As of September 30, 2019, we held 75 fixed income securities with unrealized losses. As of December 31, 2018, we held 317 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed income securities	$2,196	$1,800	$6,167	$5,073
Equity securities	247	244	704	716
Real estate	91	91	273	273
Cash and cash equivalents	15	31	50	93
Total gross investment income	2,549	2,166	7,194	6,155
Investment expenses	566	537	1,690	1,634
Net investment income	$1,983	$1,629	$5,504	$4,521

Net capital gain on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains:
Fixed income securities	$58	$7	$114	$69
Equity securities	1,386	3,976	2,408	5,109
Total gross realized gains	1,444	3,983	2,522	5,178

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(46)	(116)	(132)	(394)
Equity securities	(392)	(325)	(1,052)	(523)
Total gross realized losses, excluding other-than-temporary impairment losses	(438)	(441)	(1,184)	(917)

Other-than-temporary impairment losses	—	(382)	—	(382)
Net realized gain on investments	1,006	3,160	1,338	3,879

Change in net unrealized gain on equity securities	(384)	—	8,253	—
Net capital gain on investments	$622	$3,160	$9,591	$3,879

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

7.            Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at September 30, 2019 and December 31, 2018 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at September 30, 2019 or December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,318	$—	$17,318	$—
Obligations of states and political subdivisions	63,214	—	63,214	—
Corporate securities	114,607	—	114,607	—
Residential mortgage-backed securities	53,800	—	53,800	—
Commercial mortgage-backed securities	25,583	—	25,583	—
Asset-backed securities	24,573	—	24,573	—
Total fixed income securities	299,095	—	299,095	—

Equity securities:
Basic materials	1,708	1,708	—	—
Communications	6,925	6,925	—	—
Consumer, cyclical	9,038	9,038	—	—
Consumer, non-cyclical	13,433	13,433	—	—
Energy	3,541	3,541	—	—
Financial	7,397	7,397	—	—
Industrial	8,840	8,840	—	—
Technology	11,537	11,537	—	—
Total equity securities	62,419	62,419	—	—

Cash and cash equivalents	25,242	25,242	—	—
Total assets at fair value	$386,756	$87,661	$299,095	$—

	December 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,208	$—	$19,208	$—
Obligations of states and political subdivisions	52,698	—	52,698	—
Corporate securities	94,142	—	94,142	—
Residential mortgage-backed securities	50,283	—	50,283	—
Commercial mortgage-backed securities	19,315	—	19,315	—
Asset-backed securities	19,323	—	19,323	—
Total fixed income securities	254,969	—	254,969	—

Equity securities:
Basic materials	1,340	1,340	—	—
Communications	4,948	4,948	—	—
Consumer, cyclical	7,611	7,611	—	—
Consumer, non-cyclical	12,369	12,369	—	—
Energy	1,341	1,341	—	—
Financial	4,428	4,428	—	—
Industrial	6,698	6,698	—	—
Technology	9,763	9,763	—	—
Total equity securities	48,498	48,498	—	—

Cash and cash equivalents	68,950	68,950	—	—
Total assets at fair value	$372,417	$117,448	$254,969	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2019 or December 31, 2018.

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

As a group, during the three and nine month periods ended September 30, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. During the years ended December 31, 2018 and 2017, the catastrophic retention amount was $10,000 while the catastrophic reinsurance was $74,600. Prior to January 1, 2017, the group collectively retained the first $5,000 of weather-related losses.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$49,984	$70,481	$208,880	$192,233
Assumed premium	1,203	1,234	5,235	5,233
Ceded premium	(4,599)	(4,599)	(14,730)	(14,730)
Net premiums	$46,588	$67,116	$199,385	$182,736

Percentage of assumed earned premium to net earned premium		1.8%		2.9%

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$46,220	$63,737	$174,074	$154,916
Assumed premium	974	1,084	5,506	5,572
Ceded premium	(10,685)	(10,685)	(19,563)	(19,563)
Net premiums	$36,509	$54,136	$160,017	$140,925

Percentage of assumed earned premium to net earned premium		2.0%		4.0%

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct losses and loss adjustment expenses	$62,248	$39,219	$138,481	$98,977
Assumed losses and loss adjustment expenses	2,017	827	3,000	1,903
Ceded losses and loss adjustment expenses	(2,707)	(2,590)	(5,496)	(3,854)
Net losses and loss adjustment expenses	$61,558	$37,456	$135,985	$97,026

If 100% of our ceded reinsurance was cancelled as of September 30, 2019 or December 31, 2018, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.            Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$16,721	$12,190	$12,866	$8,859
Deferral of policy acquisition costs	10,392	10,554	39,620	29,542
Amortization of deferred policy acquisition costs	(11,309)	(10,951)	(36,682)	(26,608)
Balance, end of period	$15,804	$11,793	$15,804	$11,793

10.          Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$87,121	$45,890
Reinsurance recoverables on losses	2,232	4,128
Net balance at beginning of period	84,889	41,762

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	17,795
Prior years	—	23,172
Total incurred	—	40,967

Incurred related to:
Current year	142,428	100,191
Prior years	(6,443)	(3,165)
Total incurred	135,985	97,026

Paid related to:
Current year	73,974	59,708
Prior years	35,280	20,022
Total paid	109,254	79,730

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	117,373	105,653
Reinsurance recoverables on losses	5,753	5,628
Net balance at end of period	$111,620	$100,025

The prior years’ provision for unpaid losses and loss adjustment expenses decreased by $6,443 during the nine months ended September 30, 2019, compared to a decrease of $3,165 during the nine months ended September 30, 2018. Increases and decreases

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The decrease for the nine months ended September 30, 2019 was primarily attributable to favorable development of the Direct Auto book of business.

11.          Property and Equipment

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018	Estimated Useful Life
Cost:
Real estate	$12,565	$11,911	10 - 31 years
Electronic data processing equipment	1,349	1,286	5-7 years
Furniture and fixtures	2,856	2,829	5-7 years
Automobiles	1,694	1,596	2-3 years
Gross cost	18,464	17,622

Accumulated depreciation	(10,862)	(10,643)
Total property and equipment, net	$7,602	$6,979

Depreciation expense was $129 and $129 for the three months ended September 30, 2019 and 2018, respectively, and $374 and $372 for the nine months ended September 30, 2019 and 2018, respectively.

12.          Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $384 and $383 during the three months ended September 30, 2019 and 2018, respectively. Royalties paid to the NDFB were $1,104 and $1,065 during the nine months ended September 30, 2019 and 2018, respectively. Royalty amounts payable of $17 and $108 were accrued as a liability to the NDFB at September 30, 2019 and December 31, 2018, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2019 without the prior approval of the North Dakota Insurance Department is $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2019 or the year ended December 31, 2018.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2019 or the year ended December 31, 2018.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents (overdraft)	$(862)	$(818)
Investments	4,626	4,304
Premiums and agents’ balances receivable	5,158	4,479
Reinsurance recoverables on losses (1)	26,982	21,117
Accrued investment income	33	31
Deferred income tax asset, net	355	414
Property and equipment	353	356
Other assets	44	48
Total assets	$36,689	$29,931

Liabilities:
Unpaid losses and loss adjustment expenses	$10,718	$6,579
Unearned premiums	16,290	14,538
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	2,026	972
Accrued expenses and other liabilities	1,178	1,579
Total liabilities	33,212	26,668

Equity:
Non-controlling interest	3,477	3,263
Total equity	3,477	3,263

Total liabilities and equity	$36,689	$29,931

(1) Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $26 and $36, respectively, during the three months ended September 30, 2019 and 2018, respectively.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $103 and $112, respectively, during the nine months ended September 30, 2019 and 2018, respectively.

There were no statutory-basis expenses reported, after intercompany eliminations, during the three or nine months ended September 30, 2019 and 2018.

13.          Benefit Plans

The Company sponsors a money-purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company’s contribution expense for the money-purchase plan totaled $95 and $196 during the three months ended September 30, 2019 and 2018, respectively, and $493 and $590 during the nine months ended September 30, 2019 and 2018, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company’s contributions expense to the 401(k) plan totaled $139 and $182 during the three months ended September 30, 2019 and 2018, respectively, and $417 and $421 during the nine months ended September 30, 2019 and 2018, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company as designated by the Board of Directors. The Company’s policy is to fund the plan in a given calendar year by amounts that exceed the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”). The Company’s expenses included $14 and $13 during the three months ended September 30, 2019 and 2018, respectively, and $41 and $40 during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company recognized compensation expense of $104 and $100 during the three months ended September 30, 2019 and 2018, respectively, and $301 and $303 during the nine months ended September 30, 2019 and 2018, respectively.

Through September 30, 2019 and December 31, 2018, 48,630 ESOP shares had been released and allocated to participants, with a remainder of 191,370 ESOP shares in suspense at September 30, 2019 and December 31, 2018. Using the Company’s quarter-end market price of $17.14 per share, the fair value of the unearned ESOP shares was $3,280 at September 30, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

14.          Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts as of September 30, 2019 or December 31, 2018. This line of credit is scheduled to expire on December 31, 2019.

15.          Income Taxes

At September 30, 2019 and December 31, 2018, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or nine month periods ended September 30, 2019 or 2018.

At September 30, 2019 and December 31, 2018, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its income tax returns on a stand-alone basis, had $4,786 of net operating loss carryover at December 31, 2018. The net operating loss carryforward expires beginning in 2021 through 2030.

16.          Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020. There were expenses of $76 and $35 related to these leases during the three months ended September 30, 2019 and 2018, respectively, and expenses $227 and $65 during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2019	$76
2020	121
2021	60
2022	60
2023	30

We also sub-lease portions of our home office building under non-cancellable operating leases.

17.          Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of September 30, 2019 or December 31, 2018.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during the nine months ended September 30, 2019. The cost of this treasury stock is a reduction of Equity within our Consolidated Balance Sheet.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	65,500	$17.31
RSUs granted during 2018	40,000	16.25
RSUs earned during 2018	(31,620)	16.99
Units outstanding and unearned at December 31, 2018	73,880	$16.87

RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at September 30, 2019	96,540	$16.47

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSU compensation expense	$165	$185	$627	$827
Income tax benefit	(35)	(39)	(132)	(174)
RSU compensation expense, net of income taxes	$130	$146	$495	$653

At September 30, 2019, there was $940 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 3.02 years.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding at December 31, 2018	48,600	$16.25

PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at September 30, 2019	111,000	$15.27

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PSU compensation expense	$175	$70	$647	$163
Income tax benefit	(37)	(14)	(136)	(34)
PSU compensation expense, net of income taxes	$138	$56	$511	$129

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At September 30, 2019, there was $1,169 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

20.          Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,136,885 and 22,381,344, respectively, during the three months ended September 30, 2019 and 2018, respectively, and 22,194,102 and 22,373,579, respectively, during the nine months ended September 30, 2019 and 2018, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$(6,979)	$9,844	$9,272	$16,192
Denominator:
Weighted average shares outstanding	22,136,885	22,381,344	22,194,102	22,373,579
Basic earnings (loss) per common share	$(0.32)	$0.44	$0.42	$0.72

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$(6,979)	$9,844	$9,272	$16,192
Denominator:
Number of shares used in basic computation	22,136,885	22,381,344	22,194,102	22,373,579
Weighted average effect of dilutive securities
Add: RSUs and PSUs	95,189	32,732	75,398	21,598
Number of shares used in diluted computation	22,232,074	22,414,076	22,269,500	22,395,177
Diluted earnings (loss) per common share	$(0.31)	$0.44	$0.42	$0.72

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.          Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and nine month periods ended September 30, 2019 and 2018. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$18,256	$14,167	$19,844	$15,943	$2,271	$70,481
Assumed premiums earned	(7)	—	8	(10)	1,243	1,234
Ceded premiums earned	(933)	(123)	(1,944)	(1,416)	(183)	(4,599)
Net premiums earned	17,316	14,044	17,908	14,517	3,331	67,116

Direct losses and LAE	19,120	8,440	18,639	13,977	2,072	62,248
Assumed losses and LAE	94	—	—	1,316	607	2,017
Ceded losses and LAE	(498)	—	(41)	(2,151)	(17)	(2,707)
Net losses and LAE	18,716	8,440	18,598	13,142	2,662	61,558

Gross margin	(1,400)	5,604	(690)	1,375	669	5,558

Underwriting and general expenses	4,438	5,207	4,892	1,983	771	17,291
Underwriting gain (loss)	(5,838)	397	(5,582)	(608)	(102)	(11,733)

Fee and other income		363				527
		760
Net investment income						1,983
Net capital gain on investments						622
Loss before income taxes						(8,601)
Income taxes						(1,642)
Net loss						(6,959)
Net income attributable to non-controlling interest						20
Net loss attributable to NI Holdings, Inc.						$(6,979)

Non-GAAP Ratios:
Loss and LAE ratio	108.1%	60.1%	103.9%	90.5%	79.9%	91.7%
Expense ratio	25.6%	37.1%	27.3%	13.7%	23.1%	25.8%
Combined ratio	133.7%	97.2%	131.2%	104.2%	103.1%	117.5%

Balances at September 30, 2019:
Premiums and agents’ balances receivable	$18,776	$8,186	$9,238	$39,275	$1,551	$77,026
Deferred policy acquisition costs	4,143	4,794	5,945	281	641	15,804
Reinsurance recoverables	377	—	1,330	2,855	1,191	5,753
Receivable from Federal Crop Insurance Corporation	—	—	—	24,191	—	24,191
Goodwill and other intangibles	—	2,928	—	—	—	2,928

Unpaid losses and LAE	21,447	47,672	14,574	23,738	9,942	117,373
Unearned premiums	28,312	16,723	40,114	11,233	5,035	101,417

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$16,718	$7,052	$17,977	$19,880	$2,110	$63,737
Assumed premiums earned	3	—	(4)	27	1,058	1,084
Ceded premiums earned	(829)	—	(1,736)	(7,947)	(173)	(10,685)
Net premiums earned	15,892	7,052	16,237	11,960	2,995	54,136

Direct losses and LAE	11,940	4,387	16,414	4,976	1,502	39,219
Assumed losses and LAE	140	—	(122)	530	279	827
Ceded losses and LAE	(176)	—	78	(1,991)	(501)	(2,590)
Net losses and LAE	11,904	4,387	16,370	3,515	1,280	37,456

Gross margin	3,988	2,665	(133)	8,445	1,715	16,680

Underwriting and general expenses	4,235	2,348	4,678	2,695	782	14,738
Underwriting gain (loss)	(247)	317	(4,811)	5,750	933	1,942

Fee and other income		343				5,175
		660
Net investment income						1,629
Net capital gain on investments						3,160
Loss before income taxes						11,906
Income taxes						2,029
Net income						9,877
Net income attributable to non-controlling interest						33
Net income attributable to NI Holdings, Inc.						$9,844

Non-GAAP Ratios:
Loss and LAE ratio	74.9%	62.2%	100.8%	29.4%	42.7%	69.2%
Expense ratio	26.6%	33.3%	28.8%	22.5%	26.1%	27.2%
Combined ratio	101.6%	95.5%	129.6%	51.9%	68.8%	96.4%

Balances at September 30, 2018:
Premiums and agents’ balances receivable	$17,003	$7,498	$9,094	$27,710	$1,440	$62,745
Deferred policy acquisition costs	3,663	1,356	5,195	1,001	578	11,793
Reinsurance recoverables	42	—	979	2,425	2,182	5,628
Receivable from Federal Crop Insurance Corporation	—	—	—	29,284	—	29,284
Goodwill and other intangibles	—	7,036	—	—	—	7,036

Unpaid losses and LAE	19,094	48,020	15,536	13,714	9,289	105,653
Unearned premiums	26,363	17,871	36,764	12,509	4,801	98,308

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$52,792	$44,029	$57,592	$31,159	$6,661	$192,233
Assumed premiums earned	—	—	—	2,087	3,146	5,233
Ceded premiums earned	(2,698)	(123)	(5,642)	(5,718)	(549)	(14,730)
Net premiums earned	50,094	43,906	51,950	27,528	9,258	182,736

Direct losses and LAE	41,300	27,416	41,396	23,046	5,323	138,481
Assumed losses and LAE	173	—	—	1,394	1,433	3,000
Ceded losses and LAE	(730)	—	(1,329)	(2,558)	(879)	(5,496)
Net losses and LAE	40,743	27,416	40,067	21,882	5,877	135,985

Gross margin	9,351	16,490	11,883	5,646	3,381	46,751

Underwriting and general expenses	14,097	15,845	15,327	3,091	2,565	50,925
Underwriting gain (loss)	(4,746)	645	(3,444)	2,555	816	(4,174)

Fee and other income		1,339				1,637
		1,984
Net investment income						5,504
Net capital gain on investments						9,591
Income before income taxes						12,558
Income taxes						3,206
Net income						9,352
Net income attributable to non-controlling interest						80
Net income attributable to NI Holdings, Inc.						$9,272

Non-GAAP Ratios:
Loss and LAE ratio	81.3%	62.4%	77.1%	79.5%	63.5%	74.4%
Expense ratio	28.1%	36.1%	29.5%	11.2%	27.7%	27.9%
Combined ratio	109.5%	98.5%	106.6%	90.7%	91.2%	102.3%

Balances at September 30, 2019:
Premiums and agents’ balances receivable	$18,776	$8,186	$9,238	$39,275	$1,551	$77,026
Deferred policy acquisition costs	4,143	4,794	5,945	281	641	15,804
Reinsurance recoverables	377	—	1,330	2,855	1,191	5,753
Receivable from Federal Crop Insurance Corporation	—	—	—	24,191	—	24,191
Goodwill and other intangibles	—	2,928	—	—	—	2,928

Unpaid losses and LAE	21,447	47,672	14,574	23,738	9,942	117,373
Unearned premiums	28,312	16,723	40,114	11,233	5,035	101,417

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$48,436	$13,519	$51,840	$34,963	$6,158	$154,916
Assumed premiums earned	11	—	(13)	2,311	3,263	5,572
Ceded premiums earned	(2,420)	—	(4,851)	(11,772)	(520)	(19,563)
Net premiums earned	46,027	13,519	46,976	25,502	8,901	140,925

Direct losses and LAE	33,303	9,324	38,372	15,040	2,938	98,977
Assumed losses and LAE	188	—	(171)	693	1,193	1,903
Ceded losses and LAE	(290)	—	18	(2,896)	(686)	(3,854)
Net losses and LAE	33,201	9,324	38,219	12,837	3,445	97,026

Gross margin	12,826	4,195	8,757	12,665	5,456	43,899

Underwriting and general expenses	13,357	4,273	14,770	3,346	2,671	38,417
Underwriting gain (loss)	(531)	(78)	(6,013)	9,319	2,785	5,482

Fee and other income		994				6,022
		916
Net investment income						4,521
Net capital gain on investments						3,879
Income before income taxes						19,904
Income taxes						3,619
Net income						16,285
Net income attributable to non-controlling interest						93
Net income attributable to NI Holdings, Inc.						$16,192

Non-GAAP Ratios:
Loss and LAE ratio	72.1%	69.0%	81.4%	50.3%	38.7%	68.8%
Expense ratio	29.0%	31.6%	31.4%	13.1%	30.0%	27.3%
Combined ratio	101.2%	100.6%	112.8%	63.5%	68.7%	96.1%

Balances at September 30, 2018:
Premiums and agents’ balances receivable	$17,003	$7,498	$9,094	$27,710	$1,440	$62,745
Deferred policy acquisition costs	3,663	1,356	5,195	1,001	578	11,793
Reinsurance recoverables	42	—	979	2,425	2,182	5,628
Receivable from Federal Crop Insurance Corporation	—	—	—	29,284	—	29,284
Goodwill and other intangibles	—	7,036	—	—	—	7,036

Unpaid losses and LAE	19,094	48,020	15,536	13,714	9,289	105,653
Unearned premiums	26,363	17,871	36,764	12,509	4,801	98,308

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

We have evaluated subsequent events through November 6, 2019, the date these consolidated financial statements were available for issuance.

Pending Acquisition

On October 28, 2019, the Company entered into a definitive agreement to purchase 100 percent of the issued and outstanding stock of Westminster American Insurance Company (“Westminster American”) from private shareholders. Westminster American is headquartered in Owings Mills, Maryland and writes commercial multi-peril commercial insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, and West Virginia, and the District of Columbia through independent agents. The current president of Westminster American will continue to manage the Westminster American insurance operations along with the current staff and management team. The transaction is expected to close early next year subject to customary closing conditions, including regulatory approval.

Under the terms of the stock purchase agreement, NI Holdings has agreed to pay Westminster American shareholders $20 million at the closing date, and approximately $6.7 million annually over the three-year period from the date of closing, subject to certain adjustments. In addition, in connection with his continued employment after closing, NI Holdings has agreed to pay the current president of Westminster American a retention bonus in the aggregate amount of $5 million, payable over the five-year period from the date of closing.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct premiums written	$49,984	$46,220	$208,880	$174,074
Net premiums earned	67,116	54,136	182,736	140,925
Net income (loss) before non-controlling interest	(6,959)	9,877	9,352	16,285

	September 30, 2019	December 31, 2018
Total assets	$529,121	$458,492
Equity	292,307	275,753

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies, other than some of our auto lines and the non-standard auto policies, typically have a term of twelve months. For example, for an annual policy that is written on July 1, 2019, one-half of the premiums would be earned in 2019 and the other half would be earned in 2020.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	September 30, 2019	December 31, 2018
Case reserves	$115,966	$76,150
IBNR reserves	1,407	10,971
Liability for unpaid losses and LAE	$117,373	$87,121
Reinsurance recoverables on losses	5,753	2,232
Net unpaid losses and LAE	$111,620	$84,889

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	September 30, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$15,981	$5,466	$21,447
Non-standard auto	59,311	(11,639)	47,672
Home and farm	11,550	3,024	14,574
Crop	23,913	(175)	23,738
All other	5,211	4,731	9,942
Liability for unpaid losses and LAE	$115,966	$1,407	$117,373
Reinsurance recoverables on losses	4,894	859	5,753
Net unpaid losses and LAE	$111,072	$548	$111,620

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,298	$4,856	$18,154
Non-standard auto	49,109	(2,323)	46,786
Home and farm	8,216	2,516	10,732
Crop	2,070	56	2,126
All other	3,457	5,866	9,323
Liability for unpaid losses and LAE	$76,150	$10,971	$87,121
Reinsurance recoverables on losses	1,201	1,031	2,232
Net unpaid losses and LAE	$74,949	$9,940	$84,889

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of September 30, 2019, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $882.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development reserving function through analysis of costs and trends and reviews of historical reserving results. The following table displays the impact on net income after income taxes resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2018, which is deemed consistent with September 30, 2019. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,170)
1%	1,200
3%	3,693
5%	6,318

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after income taxes that results from various changes to the level of case reserves as of December 31, 2018, which is deemed consistent with September 30, 2019. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the nine months ended September 30, 2019, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $18,320.

	September 30, 2019	December 31, 2018	Change
Fixed income securities:
Gross unrealized gains	$8,054	$1,077	$6,977
Gross unrealized losses	(312)	(3,402)	3,090
Net fixed income unrealized gains (losses)	7,742	(2,325)	10,067

Equity securities:
Gross unrealized gains	20,247	14,180	6,067
Gross unrealized losses	(1,635)	(3,821)	2,186
Net equity unrealized gains	18,612	10,359	8,253

Net unrealized gains	$26,354	$8,034	$18,320

The fixed income portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses during the nine months ended September 30, 2019, which is believed to be reflective of a change in the general market bias with respect to future interest rate actions that may be taken by the Federal Reserve. The net increase of $10,067 is reflected directly in Equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses, which are attributed to favorable conditions in the stock market during the nine months ended September 30, 2019. The net increase of $8,253 is included in net capital gains on investments on the Company’s Consolidated Statements of Operations.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the nine months ended September 30, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three or nine month periods ended September 30, 2019 or the year ended December 31, 2018. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

At September 30, 2019 and December 31, 2018, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	September 30, 2019	December 31, 2018
Deferred policy acquisition costs	$15,804	$12,866
Value of business acquired intangible asset	—	1,648
Liability for unearned premiums	101,417	84,767

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

NI Holdings had gross deferred income tax assets of $6,974 at September 30, 2019 and $5,741 at December 31, 2018, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $587 was maintained at September 30, 2019 and December 31, 2018.

NI Holdings had gross deferred income tax liabilities of $9,781 at September 30, 2019 and $5,865 at December 31, 2018, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

As of September 30, 2019, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2017 are open for examination.

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

Three Months ended September 30, 2019 and 2018

The consolidated net loss for NI Holdings was $6,959 for the three months ended September 30, 2019 compared to net income of $9,877 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended September 30,
	2019	2018
Revenues:
Net premiums earned	$67,116	$54,136
Fee and other income	527	5,175
Net investment income	1,983	1,629
Net capital gain on investments	622	3,160
Total revenues	$70,248	$64,100

Components of net income (loss):
Net premiums earned	$67,116	$54,136
Losses and loss adjustment expenses	61,558	37,456
Amortization of deferred policy acquisition costs and other underwriting and general expenses	17,291	14,738
Underwriting gain (loss)	(11,733)	1,942
Fee and other income	527	5,175
Net investment income	1,983	1,629
Net capital gain on investments	622	3,160
Income (loss) before income taxes	(8,601)	11,906
Income taxes	(1,642)	2,029
Net income (loss)	$(6,959)	$9,877

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended September 30, 2019 increased 24.0% to $67,116 compared to $54,136 for the three months ended September 30, 2018.

	Three Months Ended September 30,
	2019	2018
Net premiums earned:
Private passenger auto	$17,316	$15,892
Non-standard auto	14,044	7,052
Home and farm	17,908	16,237
Crop	14,517	11,960
All other	3,331	2,995
Total net premiums earned	$67,116	$54,136

	Three Months Ended September 30,
	2019	2018
Net premiums earned:
Direct premium	$70,481	$63,737
Assumed premium	1,234	1,084
Ceded premium	(4,599)	(10,685)
Total net premiums earned	$67,116	$54,136

Direct premiums earned for the third quarter of 2019 increased $6,744, or 10.6%, to $70,481 from $63,737 for the third quarter of 2018. The addition of the Direct Auto non-standard auto business contributed $11,088 in direct premiums earned during the three months ended September 30, 2019 compared to $3,591 in the third quarter of 2018.

Assumed premiums earned increased slightly, primarily related to the assumed domestic and international business in our all other segment. Ceded premiums earned decreased significantly, generally reflecting a deterioration of the crop segment in 2019 compared to 2018. Planting of crops in spring 2019 was delayed due to cooler and wetter conditions, while cooler and wetter conditions in the fall has delayed harvest. This has resulted in significant gain-sharing changes year-over-year due to a higher anticipated multi-peril crop loss ratio in 2019 when compared to 2018.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in South Dakota. Our non-standard auto premiums also increased year-over-year due to the acquisition of Direct Auto. Direct premiums for crop business are lower in 2019 compared to 2018 due in part to lower commodity prices, although net premiums are higher due to the gain-sharing calculation of premiums under the federal program based on our projected loss ratio for the year.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended September 30, 2019 increased 64.4% to $61,558 compared to $37,456 for the three months ended September 30, 2018. The Company’s loss and LAE ratio increased to 91.7% for 2019, compared to 69.2% for 2018.

	Three Months Ended September 30,
	2019	2018
Loss and LAE ratio:
Private passenger auto	108.1%	74.9%
Non-standard auto	60.1%	62.2%
Home and farm	103.9%	100.8%
Crop	90.5%	29.4%
All other	79.9%	42.7%
Total loss and LAE ratio	91.7%	69.2%

The Company’s overall loss and LAE experience deteriorated year-over-year, across most segments of the Company.

Increased weather activity affected our private passenger auto, home and farm, and all other segments in the third quarter of 2019. A high frequency of localized storms brought hail and wind damage to homes, farms, commercial businesses, and vehicles. The private passenger auto business was also affected by higher frequency and severity of liability losses during the third quarter, resulting in deterioration to that segment’s loss ratio.

The loss and LAE ratio for non-standard auto improved slightly. Favorable experience for Direct Auto continues to offset the increased loss experience in Primero. The statutory increase in minimum liability limits in the state of Nevada resulted in a higher than anticipated increase in the average paid claim and average loss reserve, which has had a negative impact on the results for Primero. We believe that we have implemented the necessary rate increases to address this adverse claims experience, and are carefully monitoring the ongoing results in the event that additional increases are warranted. These higher rates have caused a decrease in the number of vehicles insured both in Arizona and Nevada. However, premiums remain flat due to the overall rate increases.

Our loss experience is currently estimated at above average levels for both our multi-peril crop business and crop hail business for 2019, compared to favorable loss experience for 2018. The wet spring and cool summer across North Dakota resulted in a delay for some crops to mature, while a wet fall has delayed the harvest of those crops.

NI Holdings realized unfavorable development on prior accident years of $1,227 in the third quarter of 2019, compared to $2,583 of favorable development on prior accident years realized in the third quarter of 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 21.6% to $17,921 in third quarter 2019 compared to $14,738 in 2018.

	Three Months Ended September 30,
	2019	2018
Underlying expenses	$16,374	$14,341
Deferral of policy acquisition costs	(10,392)	(10,554)
Other underwriting and general expenses	5,982	3,787
Amortization of deferred policy acquisition costs	11,309	10,951
Total reported expenses	$17,921	$14,738

Underlying expenses were $2,033 higher in the three months ended September 30, 2019 compared to a year ago. The new Direct Auto subsidiary contributed $4,263 of underlying expenses to the current quarter, compared to $2,518 a year ago.

Expense deferrals were slightly less in the three months ended September 30, 2019 compared to 2018, while amortization of those costs was slightly higher in 2019. Both expense deferrals and amortization were considerably higher in 2019 for non-standard auto due to the Direct Auto business, compared to including only one month of Direct Auto in the deferral and amortization calculations for 2018. Other segments generally decreased for both expense deferrals and amortization, as direct written premium decreased in the third quarter of 2019 compared to a year ago.

The expense ratio of 25.8% for the three months ended September 30, 2019 was 1.4 percentage points lower than the expense ratio in the third quarter of 2018 as premium growth outpaced the increase in expenses.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended September 30,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$(5,838)	$(247)
Non-standard auto	397	317
Home and farm	(5,582)	(4,811)
Crop	(608)	5,750
All other	(102)	933
Total underwriting gain (loss)	$(11,733)	$1,942

The underwriting results of the Company for the third quarter deteriorated year-over-year.

Increased weather activity affected our private passenger auto, home and farm, and all other segments in the third quarter of 2019. A high frequency of localized storms brought hail and wind damage to homes, farms, commercial businesses, and vehicles. The private passenger auto business was also affected by higher frequency and severity of liability losses during the third quarter, resulting in deterioration to that segment’s underwriting results.

Non-standard auto results continued to be profitable. Direct Auto continues to produce favorable underwriting performance while Primero continues to be impacted by the adverse development from the statutory minimum liability limit change in 2018.

The underwriting results on crop insurance decreased compared to a year ago, as the 2019 growing season has not been as favorable for our multi-peril crop business and late summer hail storms have adversely impacted our crop hail business.

Fee and Other Income

NI Holdings had fee and other income of $527 for the three months ended September 30, 2019, compared to $5,175 for the three months ended September 30, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $363 for the three months ended September 30, 2019 from $343 for the three months ended September 30, 2018, due to the addition of Direct Auto. In the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income as a result of the purchase accounting afforded the purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,
	2019	2018
Average cash and invested assets	$393,876	$342,523

Gross investment income	$2,549	$2,166
Investment expenses	566	537
Net investment income	$1,983	$1,629

Gross return on average cash and invested assets	2.6%	2.5%
Net return on average cash and invested assets	2.0%	1.9%

Investment income, net of investment expense, increased $354 for the three months ended September 30, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The weighted average gross yield on invested assets increased slightly to 2.6% in 2019 from 2.5% in 2018.

As of September 30, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.9%. The average duration was 3.4. The Direct Auto cash and cash equivalents have now been invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $1,006 for the three months ended September 30, 2019, compared to gains of $3,160 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net loss of $384 attributed to the change in unrealized appreciation of its equity securities for the three months ended September 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized gains on equity securities recorded in other comprehensive income were $510 for the three months ended September 30, 2018, with total losses of $8,174 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the three months ended September 30, 2019, and $382 of other-than-temporary impairments in the three months ended September 30, 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2019, the Company had net unrealized gains on fixed income securities of $7,742 and net unrealized gains on equity securities of $18,612. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities is believed to be reflective of a change in the general market bias with respect to anticipated future interest rate actions that may be taken by the Federal Reserve. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

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

Income before Income Taxes

For the three months ended September 30, 2019, NI Holdings had pre-tax loss of $8,601 compared to pre-tax income of $11,906 for the three months ended September 30, 2018. The decrease in pre-tax results was largely attributable to increased weather activity affecting most of our business, less favorable growing conditions for our multi-peril crop business, and increased frequency and severity of liability claims in our private passenger auto segment during the three months ended September 30, 2019.

Income Taxes

NI Holdings recorded income tax benefit of $1,642 for the three months ended September 30, 2019, compared to income tax expense of $2,029 for the three months ended September 30, 2018. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the third quarter of 2019 was 19.1% compared to an effective tax rate of 17.0% for the third quarter of 2018.

The valuation allowance against certain deferred income tax assets remained at $587 as of September 30, 2019, the same amount as December 31, 2018.

Net Income

For the three months ended September 30, 2019, NI Holdings had net loss before non-controlling interest of $6,959 compared to net income of $9,877 for 2018. This decrease in net income was primarily attributable to increased weather activity affecting most of our business, less favorable growing conditions for our multi-peril crop business, and increased frequency and severity of liability claims in our private passenger auto segment during the three months ended September 30, 2019.

Return on Average Equity

For the three months ended September 30, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of -9.6% compared to annualized return on average equity, after non-controlling interest, of 15.1% for the three months ended September 30, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Nine Months ended September 30, 2019 and 2018

The consolidated net income for NI Holdings was $9,352 for the nine months ended September 30, 2019 compared to $16,285 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Nine Months Ended September 30,
	2019	2018
Revenues:
Net premiums earned	$182,736	$140,925
Fee and other income	1,637	6,022
Net investment income	5,504	4,521
Net capital gain on investments	9,591	3,879
Total revenues	$199,468	$155,347

Components of net income:
Net premiums earned	$182,736	$140,925
Losses and loss adjustment expenses	135,985	97,026
Amortization of deferred policy acquisition costs and other underwriting and general expenses	50,925	38,417
Underwriting income	(4,174)	5,482
Fee and other income	1,637	6,022
Net investment income	5,504	4,521
Net capital gain on investments	9,591	3,879
Income before income taxes	12,558	19,904
Income taxes	3,206	3,619
Net income	$9,352	$16,285

Net Premiums Earned

NI Holdings’ net premiums earned for the nine months ended September 30, 2019 increased 29.7% to $182,736 compared to $140,925 for the nine months ended September 30, 2018.

	Nine Months Ended September 30,
	2019	2018
Net premiums earned:
Private passenger auto	$50,094	$46,027
Non-standard auto	43,906	13,519
Home and farm	51,950	46,976
Crop	27,528	25,502
All other	9,258	8,901
Total net premiums earned	$182,736	$140,925

	Nine Months Ended September 30,
	2019	2018
Net premiums earned:
Direct premium	$192,233	$154,916
Assumed premium	5,233	5,572
Ceded premium	(14,730)	(19,563)
Total net premiums earned	$182,736	$140,925

Direct premiums earned for the first nine months of 2019 increased $37,317, or 24.1%, to $192,233 from $154,916 for the first nine months of 2018. The addition of the Direct Auto non-standard auto business contributed $33,079 in direct premiums earned during the nine months ended September 30, 2019 compared to $3,591 a year ago.

Assumed premiums earned decreased slightly, primarily related to crop hail business from Rural Mutual. Ceded premiums earned decreased due to less gain-sharing of multi-peril crop premiums to the federal government.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in South Dakota. Our non-standard auto premiums also increased year-over-year due to the acquisition of Direct Auto. Direct premiums for crop business are lower in 2019 compared to 2018 due in part to lower commodity prices, although net premiums are higher due to less gain-sharing of premiums based on our projected loss ratio for the year.

Losses and LAE

NI Holdings’ net losses and LAE for the nine months ended September 30, 2019 increased 40.2% to $135,985 compared to $97,026 for the nine months ended September 30, 2018. The Company’s loss and LAE ratio increased to 74.4% for 2019, compared to 68.8% for 2018.

	Nine Months Ended September 30,
	2019	2018
Loss and LAE ratio:
Private passenger auto	81.3%	72.1%
Non-standard auto	62.4%	69.0%
Home and farm	77.1%	81.4%
Crop	79.5%	50.3%
All other	63.5%	38.7%
Total loss and LAE ratio	74.4%	68.8%

The Company’s overall loss and LAE experience deteriorated year-over-year, primarily in the private passenger auto, crop, and all other segments.

Net losses for private passenger auto increased through the third quarter of 2019 compared to a year ago, as third quarter weather activity and liability losses both increased substantially compared to a year ago. Net losses for home and farm were at expected levels, with farm business at a profit.

Net losses for non-standard auto included a combination of favorable loss experience development in Direct Auto, partially offset by unfavorable loss experience development in Primero. In Primero, the statutory increase in minimum liability limits in the state of Nevada resulted in a higher than anticipated increase in the average paid claim and average loss reserve. This has driven up our loss experience, which we have addressed through rate increases. These rate increases have challenged our ability to write new policies during the second half of 2019, but will address the increased loss ratios.

Our loss experience is currently estimated at above average levels for both our multi-peril crop business and crop hail business for 2019, compared to favorable loss experience for 2018. The wet spring and cool summer across North Dakota resulted in a delay for some crops to mature, while a wet fall has delayed the harvest of those crops.

NI Holdings realized favorable development on prior accident years of $6,443 in the first nine months of 2019, compared to $3,165 of favorable development on prior accident years realized in the first nine months of 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 32.6% to $50,925 in the first nine months of 2019 compared to $38,417 in 2018.

	Nine Months Ended September 30,
	2019	2018
Underlying expenses	$53,863	$41,351
Deferral of policy acquisition costs	(39,620)	(29,542)
Other underwriting and general expenses	14,243	11,809
Amortization of deferred policy acquisition costs	36,682	26,608
Total reported expenses	$50,925	$38,417

Underlying expenses were $12,512 higher in the nine months ended September 30, 2019 compared to a year ago. The new Direct Auto subsidiary contributed $14,144 of underlying expenses to the current year, compared to $2,518 a year ago. Policy acquisition costs have increased due to higher written premiums.

Expense deferrals were $10,078 higher in the first nine months of 2019 compared to the first nine months of 2018 primarily due to increases in direct premiums written in 2019 and the new Direct Auto business. Amortization of those costs was $10,074 higher in 2019 for the same reasons.

The expense ratio of 27.9% for the nine months ended September 30, 2019 was 0.6 percentage points higher than the expense ratio in the first nine months of 2018. This ratio increase reflects the higher commission rates for the Direct Auto non-standard auto business.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Nine Months Ended September 30,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$(4,746)	$(531)
Non-standard auto	645	(78)
Home and farm	(3,444)	(6,013)
Crop	2,555	9,319
All other	816	2,785
Total underwriting gain (loss)	$(4,174)	$5,482

The underwriting results of the Company for the nine months ended September 30, 2019 decreased year-over-year. Loss experience increased in the private passenger auto, crop, and all other segments.

Increased weather activity, and a higher frequency and severity of liability losses for the auto lines, resulted in lower underwriting results in our private passenger auto and commercial businesses. The home and farm segment also experienced increased weather activity in the third quarter of 2019, although the underwriting results for the first nine months of 2019 are still favorable compared to a year ago.

The non-standard auto results improved from last year as a result of the new Direct Auto business. The underwriting gain on crop insurance decreased, due to the higher projected loss ratio for the multi-peril crop business and a higher loss ratio for the crop hail line.

Fee and Other Income

NI Holdings had fee and other income of $1,637 for the nine months ended September 30, 2019, compared to $6,022 for the nine months ended September 30, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $1,339 for the nine months ended September 30, 2019 from $994 for the nine months ended September 30, 2018, due to growth in Primero’s non-standard auto business and the addition of Direct Auto. In the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income as a result of the purchase accounting afforded the purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Nine Months Ended September 30,
	2019	2018
Average cash and invested assets	$388,023	$328,166

Gross investment income	$7,194	$6,155
Investment expenses	1,690	1,634
Net investment income	$5,504	$4,521

Gross return on average cash and invested assets	2.5%	2.5%
Net return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $983 for the nine months ended September 30, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The weighted average gross yield on invested assets remained steady at 2.5% in 2019 compared to 2018.

As of September 30, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.9%. The average duration was 3.4. The Direct Auto cash and cash equivalents have now been invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $1,338 for the nine months ended September 30, 2019, compared to $3,879 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $8,253 attributed to the change in unrealized appreciation of its equity securities for the nine months ended September 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized gains on equity securities recorded in other comprehensive income were $1,293 for the nine months ended September 30, 2018, with total losses of $8,174 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the nine months ended September 30, 2019, and $382 of other-than-temporary impairments in the nine months ended September 30, 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2019, the Company had net unrealized gains on fixed income securities of $7,742 and net unrealized gains on equity securities of $18,612. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities is believed to be reflective of a change in the general market bias with respect to anticipated future interest rate actions that may be taken by the Federal Reserve. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

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

Income before Income Taxes

For the nine months ended September 30, 2019, NI Holdings had pre-tax income of $12,558 compared to $19,904 for the nine months ended September 30, 2018. The decrease in pre-tax income was largely attributable to increased loss experience in our private passenger auto, crop, and all other segments in the nine months ended September 30, 2019.

Income Taxes

NI Holdings recorded income tax expense of $3,206 for the nine months ended September 30, 2019, compared to $3,619 for the nine months ended September 30, 2018. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the first nine months of 2019 was 25.5% compared to an effective tax rate of 18.2% for the first nine months of 2018.

The valuation allowance against certain deferred income tax assets remained at $587 as of September 30, 2019, the same amount as December 31, 2018.

Net Income

For the nine months ended September 30, 2019, NI Holdings had net income before non-controlling interest of $9,352 compared to $16,285 for 2018. This decrease in net income was primarily attributable to increased loss experience in our private passenger auto, crop, and all other segments in the nine months ended September 30, 2019.

Return on Average Equity

For the nine months ended September 30, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of 4.4% compared to annualized return on average equity, after non-controlling interest, of 8.3% for the nine months ended September 30, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	September 30, 2019	December 31, 2018
Assets:
Cash and investments	$388,670	$374,371
Premiums and agents’ balances receivable	77,026	34,287
Deferred policy acquisition costs	15,804	12,866
Other assets	47,621	36,968
Total assets	$529,121	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$117,373	$87,121
Unearned premiums	101,417	84,767
Other liabilities	18,024	10,851
Total liabilities	236,814	182,739

Equity	292,307	275,753
Total liabilities and equity	$529,121	$458,492

At September 30, 2019, NI Holdings had total assets of $529,121, an increase of $70,629, or 15.4%, from December 31, 2018. Cash and investments increased due to market fluctuations in both the fixed income and equity markets. Premiums and agents’ balances receivable increased due to recognition of 2019 crop insurance written premiums. Deferred policy acquisition costs increased due to increasing written premium across all segments. Other assets increased due to additional amounts receivable from the Federal Crop Insurance Corporation.

At September 30, 2019, total liabilities were $236,814, an increase of $54,075, or 29.6%, from December 31, 2018. Unpaid losses and loss adjustment expenses increased due to higher levels of claims experience during the third quarter to be settled by the end of the year. Unearned premiums also increased due to the recognition of 2019 crop insurance written premiums.

Total equity increased by $16,554, or 6.0%, during the nine months ended September 30, 2019. The increase in equity reflects consolidated net income of $9,352 for the nine-month period, and higher fair values of our fixed income securities.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which we plan to use for strategic acquisitions. However, these funds are available if necessary to meet the demands of claim settlements and operating expenses. Through September 30, 2019, we have used that money to acquire $13,039 in treasury stock and, in 2018, we used $17,000 for the acquisition of Direct Auto.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash flows from operating activities	$(1,497)	$(4,712)
Net cash flows from investing activities	(40,186)	28,778
Net cash flows from financing activities	(2,025)	—
Net increase (decrease) in cash and cash equivalents	$(43,708)	$24,066

For the nine months ended September 30, 2019, net cash used by operating activities totaled $1,497 compared to $4,712 a year ago. Consolidated net income aggregated $9,352 for the nine months ended September 30, 2019 compared to $16,285 for the same period a year ago. The decrease in net income was offset by the impact of changes in the receivable from the Federal Crop Insurance Corporation, as well as unpaid losses and loss adjustment expenses.

Net cash used by investing activities totaled $40,186 for the nine months ended September 30, 2019, compared to $28,778 net cash provided by investing activities a year ago. In the third quarter of 2018, the acquisition of Direct Auto provided $27,485 of cash and cash equivalents in excess of the purchase price. The current year reflects the impact of investing excess cash generated from operations and the Direct Auto acquisition into longer term investments.

Net cash used by financing activities totaled $2,025 for the nine months ended September 30, 2019. There was no net cash provided or used by financing activities for the nine months ended September 30, 2018. The Company repurchased shares of its own common stock for $2,006 during 2019.

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

The amount available for payment of dividends from Nodak Insurance to us during 2019 without the prior approval of the North Dakota Insurance Department is approximately $17,588 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2018. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2019 without the prior approval of the Illinois Department of Insurance is $6,653 based upon the statutory net income of Direct Auto for the year ended December 31, 2018. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2019 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We purchased 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018, and 116,034 shares of our common stock for $2,006 during the nine months ended September 30, 2019.

Period in 2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
First quarter	100	$15.96	100	$7,002

Second quarter	115,934	17.29	115,934	4,998

Third quarter	—	—	—	4,998

Nine months ended September 30	116,034	$17.29	116,034	$4,998

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2019.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)