Form 10-K
period 2019-12-31
NI Holdings, Inc.
filed 2020-03-11
CIK 1681206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       No ☒

Based on the closing sales price of the Class A common stock on NASDAQ on June 28, 2019, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $165 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 29, 2020 was 22,119,380. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 27, 2020 are incorporated by reference into Part III of this report.

i

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this annual report on Form 10-K:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company) and Direct Auto Insurance Company (acquired August 31, 2018), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement. Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes;
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois;
•	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;
•	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;
•	“Westminster American” refers to Westminster American Insurance Company. On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster American from the private shareholder of Westminster American. Westminster American became a consolidated subsidiary of NI Holdings on this date. Westminster American is not included in the Consolidated Financial Statements herein as the acquisition was completed after December 31, 2019. Westminster American is a property and casualty insurance company specializing in commercial multi-peril insurance in the Mid-Atlantic states; and
•	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	material changes to the federal crop insurance program;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	our ability to successfully integrate acquired businesses;
•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
•	heightened competition, including specifically the intensification of price competition, the entry of new competitors, and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;
•	changes in general economic conditions, including inflation, unemployment, interest rates, and other factors;
•	estimates and adequacy of loss reserves and trends in loss and loss adjustment expenses;
•	changes in the coverage terms required by state laws with respect to minimum auto liability insurance, including higher minimum limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other standard-setting bodies;
•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	adverse litigation or arbitration results; and
•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

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

The North Dakota Farm Bureau has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products, including insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the North Dakota Farm Bureau and Nodak Insurance renewed on October 1, 2019, with an expiration date of September 30, 2020. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the North Dakota Farm Bureau an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,362. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

Nodak Insurance’s subsidiaries include American West Insurance Company (“American West”) and Primero Insurance Company (“Primero”). Battle Creek Mutual Insurance Company is an affiliate of Nodak Insurance. Nodak Insurance and Battle Creek have been assigned “A” ratings by A.M. Best Company, Inc. (“A.M. Best”), which is the third highest out of 15 possible ratings. American West is rated “A-”. Primero is unrated.

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto Insurance Company (“Direct Auto”) from private shareholders and Direct Auto became a consolidated subsidiary of the Company. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date. Direct Auto is unrated by A.M. Best.

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

Acquisition of Westminster American Insurance Company

On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster American Insurance Company (“Westminster American”) from a private shareholder for $40,000, payable in installments over three years. Westminster American became a consolidated subsidiary of the Company on the closing date. Financial information included herein does not include Westminster American, as the closing date was subsequent to December 31, 2019. Westminster American is a property and casualty insurance company specializing in commercial multi-peril insurance in the Mid-Atlantic states, and will provide the Company with broader geographic and product line diversity. Westminster American is rated “A-” by A.M. Best.

A chart of the corporate structure as of December 31, 2019 and a more complete description of each of the NI Holdings subsidiaries is included below.

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

	Year Ended December 31,
	2019	2018	2017
Direct premiums written	$262,145	$225,223	$195,238
Net premiums earned	246,438	195,720	179,464
Net income after non-controlling interest	26,401	31,081	15,991

	December 31,
	2019	2018	2017
Total assets	$508,159	$458,492	$376,988
Equity	309,803	275,753	255,573

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

Nodak Insurance Company (“Nodak Insurance”)

Nodak Insurance writes multi-peril crop, crop hail, private passenger automobile, farmowners, homeowners, and commercial property and liability policies in North Dakota. Only members of the North Dakota Farm Bureau can purchase insurance coverage from Nodak Insurance. As of December 31, 2019, Nodak Insurance distributed its insurance products through 80 exclusive agents appointed by Nodak Insurance.

American West Insurance Company (“American West”)

American West is licensed to write insurance in eight states in the Midwest and Western regions of the United States, and currently issues policies primarily in South Dakota, with a much lower level of writings in Minnesota and North Dakota. American West currently writes multi-peril crop, crop hail, farmowners, private passenger auto, and homeowners insurance policies. American West distributes its products through independent agents located in approximately 115 offices.

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

Primero Insurance Company (“Primero”)

Primero primarily writes non-standard automobile insurance in Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. Primero distributes its policies through independent agents located in approximately 345 offices in those four states.

Direct Auto Insurance Company (“Direct Auto”)

Direct Auto writes non-standard automobile insurance in Illinois. Direct Auto was acquired by NI Holdings on August 31, 2018. Direct Auto distributes its policies through independent agents located in approximately 130 offices, concentrated primarily in the Chicago area.

Market Overview

We market our property and casualty products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We also offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, South Dakota, and Illinois. The following chart depicts our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$144,954	$143,761	$2,565,000	4th
Illinois (1)	43,655	14,072	26,047,000	73rd
Nebraska	41,004	37,819	5,015,000	32nd
South Dakota	17,855	12,980	2,436,000	42nd
Nevada	9,799	9,105	5,738,000	72nd
Minnesota	3,441	5,137	11,901,000	110th
Arizona	1,437	2,349	11,687,000	161st
Total direct premiums written	$262,145	$225,223

(1) Direct Auto’s full year 2018 direct written premiums were $44,497 for purposes of determining its market share in the state of Illinois.

Organic Growth Strategy

We believe we have many opportunities to increase business in our primary markets organically. Strategies we employ to grow organically include:

•	continued emphasis on our relationship with the North Dakota Farm Bureau, a key advocacy group for agricultural and rural interests which enjoys a high and favorable profile throughout the state;
•	using the cost advantage created by our low expense ratio compared to peers (27.3% expense ratio in 2019 compared to an average expense ratio of our peers of 34.2% in 2018) to selectively expand market share in our primary markets;
•	expansion and enhancement of agency relationships in Nebraska and South Dakota, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for independent agents and insureds to do business with us;
•	selective expansion of Primero in its core markets of Nevada and Arizona as well as expansion of the non-standard auto product in our core upper Midwest market area;
•	strategic growth in our Direct Auto non-standard auto business;
•	excellent claims service for all insureds; and
•	selective expansion of our insurance products in states where we currently operate and those states where we hold insurance licenses.

Management will continue to utilize these strategies and explore others where it makes business sense.

External Growth Strategy

We acquired Direct Auto in 2018 and integration of this business into our operations is in progress. The acquisition was the initial step in executing our growth strategy developed at the time of our initial public offering. Prior to the initial public offering, we successfully acquired Primero in 2014, acquired control of Battle Creek in 2011, and acquired American West in 2001.

We acquired Westminster American in January 2020 with a portion of the additional capital we raised through our initial public offering. The acquisition of Westminster continues to execute our strategy to expand our commercial insurance business, diversify our weather-related insurance risks geographically, and assist us in maintaining competitive expense levels.

The completion of our initial public offering supplied the additional capital needed to support the acquisitions discussed above. We will continue to look for opportunities to deploy the remaining capital raised during the initial public offering, which may be directed towards assisting us in the execution of both our organic and external growth strategies.

Products and Services

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $73,224 (27.9%) of direct premiums written by the Company on a consolidated basis during 2019.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Direct premiums written on non-standard auto insurance were $56,466 (21.6%) of direct premiums written by the Company on a consolidated basis during 2019.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $80,894 (30.9%) of direct premiums written by the Company on a consolidated basis during 2019.

Crop

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $42,276 (16.1%) of direct premiums written by the Company on a consolidated basis during 2019.

All Other

In addition to the products described above, Nodak Insurance and American West write commercial multi-peril policies and excess liability coverages. Collectively, these other coverages accounted for $9,285 (3.5%) of the direct premiums written by the Company on a consolidated basis during 2019. This segment also includes an assumed reinsurance block of business, with $3,849 of assumed premiums written on a consolidated basis during 2019.

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

The chart below illustrates the acres insured through the federal multi-peril crop insurance program during the years 2017 through 2019:

	Year Ended December 31,
	2019	2018	2017
Federal crop acres insured:
Nationwide	379,912,000	335,408,000	311,552,000
North Dakota	23,658,000	23,576,000	23,212,000
South Dakota	18,170,000	18,256,000	17,409,000
Minnesota	17,570,000	17,567,000	17,647,000

Company crop acres insured:
North Dakota	1,814,000	1,819,000	1,906,000
South Dakota	16,000	13,000	13,000
Minnesota	126,000	139,000	145,000

The Company writes a very small amount of multi-peril crop insurance in Nebraska.

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the multi-peril crop and crop hail insurance policies written by Nodak Insurance, American West, and Battle Creek, as well as several other state Farm Bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we received with respect to such policies. Nodak Insurance is a shareholder of AFBIS, as is each of the other insurers for whom AFBIS provides such services. AFBIS targets a three percent return on capital and pays all remaining profits to Nodak Insurance and the other shareholders of AFBIS. Nodak Insurance did not receive any material distributions from AFBIS during the years ended December 31, 2017 through 2019.

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

For the year ended December 31, 2019, no individual producer was responsible for more than 5% of the Company’s direct premiums written by our insurance companies.

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

Our underwriting staff includes 22 employees with over 380 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West and Battle Creek. Primero employs an additional 3 underwriters and Direct Auto employs 4 underwriters in connection with their non-standard auto insurance business. All of our crop insurance is underwritten by AFBIS, as described in an earlier section.

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

Our claims staff is comprised of 46 employees with over 810 years of combined experience in processing property and casualty insurance claims. They are located primarily at our home office in Fargo, North Dakota, but also throughout our coverage areas of North Dakota, South Dakota, and Nebraska. Primero also employs 12 claims personnel and Direct Auto employs 33 claims personnel in connection with the non-standard auto insurance business. All claims made under our multi-peril crop and crop hail insurance policies are processed and administered by AFBIS.

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

Enterprise Risk Management

Our Company is subject to significant risks, in addition to the normal risks of a property and casualty insurance company. These risks are discussed in more detail in the “Item 1A. Risk Factors” section of this Form 10-K.

We consider an enterprise-wide risk management program to be an integral part of managing our business and a key element in our approach to corporate governance. Our Enterprise Risk Management Committee (the “ERMC”) is responsible for the alignment of operational risk management strategies as the coordination point for enterprise-level direction setting with regard to risk management issues. The multi-disciplinary ERMC regularly monitors risk reports and metrics regarding a variety of continuing and emerging risks that may adversely affect the Company, its policyholders, or other stakeholders. The Audit Committee of the Board of Directors oversees risk management and regularly receives reports from the ERMC.

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

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually or bi-annually. For the year ended December 31, 2019, NI Holdings ceded to reinsurers $17,120 of written premiums, compared to $30,394 of written premiums for the year ended December 31, 2018 and $16,665 of written premiums for the year ended December 31, 2017. The higher level of premiums ceded in 2018 was primarily due to additional sharing of multi-peril crop insurance premiums with the federal government as a result of the excellent loss experience in that year.

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual casualty risks during the years 2017 through 2019:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $600	100.0%	0.0%
$11,400 in excess of $600	0.0%	100.0%

The chart below illustrates the reinsurance coverage under our excess of loss treaty for individual property risks during the years 2017 through 2019:

Losses Incurred	Retained by Nodak Insurance	Ceded Under Reinsurance Treaty
Up to $500	100.0%	0.0%
$19,500 in excess of $500	0.0%	100.0%

During 2020, the retention level for both individual casualty and property risks increased to $700, with reinsurance coverage of $12,000 for casualty risks and $25,000 for property risks.

As a group, Nodak Insurance, American West, and Battle Creek collectively retains the first dollars of weather-related losses from catastrophic events and has reinsurance under various reinsurance agreements up to certain levels in excess of the retained risk. The table below illustrates the Company’s reinsurance coverage during the years 2017 through 2020, including coverage for Westminster American in 2020:

Year Ended December 31,	Weather-Related Losses from Catastrophic Events Retained	Reinsurance Coverage in Excess of Retention
2020	$10,000	$97,000
2019	10,000	78,600
2018	10,000	74,600
2017	10,000	74,600

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. NI Holdings’ reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance brokers. We monitor the solvency of reinsurers through regular review of their financial statements and their A.M. Best ratings. All of our current reinsurance partners have at least an “A-” financial strength rating from A.M. Best. According to A.M. Best, companies with a financial strength rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders.” We have limited exposure to one prior reinsurer that previously had a “B++” rating before it was withdrawn by A.M. Best. We have experienced no significant difficulties collecting amounts due from any reinsurers.

Reinsurance for multi-peril crop insurance is provided by the Federal Crop Insurance Corporation (“FCIC”). Insurers can assign each policy issued to either its “assigned risk” or “commercial” fund. The FCIC retains an increasing percentage of underwriting losses at successively higher loss ratios while ceding an increasing percentage of the premium at lower loss ratios. The commercial fund permits insurers to retain more of the underwriting gains and losses, while the assigned risk fund cedes up to 80% of the risk to the FCIC. The exact treatment of the commercial fund varies by state groups. In Group 1, which includes Illinois, Indiana, Iowa, Minnesota and Nebraska, the FCIC retains a larger share of the underwriting gains and a smaller portion of the underwriting losses when compared to all other states. Aggregate stop loss reinsurance is purchased for crop hail and multi-peril insurance. During the years 2017 through 2019, we purchased fifty percentage points of coverage above a 100% direct loss ratio for crop hail and we purchased forty-five percentage points of coverage for multi-peril crop above a 105% loss ratio after the FCIC reinsurance protection. This represents the worst loss exposure given the FCIC formula, thereby capping the multi-peril crop loss ratio at 105%.

The following table sets forth the amounts of reinsurance recoverables on losses by company as of December 31, 2019 and the current A.M. Best rating of each as of February 5, 2020.

Reinsurance Company	Reinsurance Recoverables On Losses	Percentage of Total Recoverable	A.M. Best Rating
Aspen Insurance UK Limited	$367	9.1%	A
Employers Mutual Casualty Company	110	2.7%	A
Everest Reinsurance Company	442	10.9%	A+
Federal Crop Insurance Corporation	998	24.7%	NR
General Reinsurance Corporation	442	10.9%	A++
Hannover Rueck SE	611	15.1%	A+
Maiden Reinsurance North America	228	5.7%	NR
Partner Reinsurance Company Ltd	458	11.3%	A+
QBE Reinsurance Corporation	170	4.2%	A
Scor Reinsurance Company	219	5.4%	A+
Total reinsurance recoverables on losses	$4,045	100.0%

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

Additionally, through American Agriculture Insurance Company (affiliated with the American Farm Bureau Federation), Nodak Insurance participates in both domestic and international property insurance pools. Annually, Nodak Insurance reviews the available pools and selects the pools in which it will participate. No multi-peril crop or crop hail insurance policies are included in such pools. Participation in such pools provides Nodak Insurance with the opportunity to diversify its risk while increasing its annual net premiums earned. In 2019, 2018 and 2017, Nodak Insurance assumed $3,545, $3,945, and $3,959, respectively, of written premiums from such pools.

Since 2016, Nodak Insurance has assumed 100% of the crop hail premiums and losses from American West and Rural Mutual Insurance Company (a company affiliated with the Wisconsin Farm Bureau Federation). The business was then pooled annually with Nodak Insurance’s crop hail business and proportionately retroceded back to each participant. This crop hail pool allows Nodak Insurance and American West to diversify their crop insurance risk across an additional geographic region.

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

When a claim is reported to us, our claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss, to the extent determinable at the time. In many situations, we use average default case reserve amounts for less costly claims. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and development on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims, and then subtracting the case reserves and paid losses and LAE for reported claims.

Each quarter, NI Holdings computes its estimated ultimate liability using methodologies and procedures that follow appropriate actuarial standards. However, because the establishment of loss reserves is an inherently uncertain process, we cannot assure you that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made.

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of NI Holdings for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$87,121	$45,890	$59,632
Reinsurance recoverables on losses	2,232	4,128	7,192
Net balance at beginning of year	84,889	41,762	52,440

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	17,795	—
Prior years	—	23,172	—
Total acquired	—	40,967	—

Incurred related to:
Current year	176,219	119,677	132,812
Prior years	(6,509)	(589)	(10,101)
Total incurred	169,710	119,088	122,711

Paid related to:
Current year	125,940	92,175	104,769
Prior years	39,454	24,753	28,620
Total paid	165,394	116,928	133,389

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	93,250	87,121	45,890
Reinsurance recoverables on losses	4,045	2,232	4,128
Net balance at end of year	$89,205	$84,889	$41,762

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

The following table shows the development of NI Holding’s liability for unpaid loss and LAE from 2009 through 2019. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates fluctuate as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

	As of December 31, 2019
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Liability for unpaid loss and LAE, net of reinsurance recoverables	$30,908	$28,266	$23,302	$25,466	$42,058	$44,842	$40,233	$52,440	$41,762	$84,889	$89,205
Cumulative amount of liability paid through
One year later	12,247	11,691	11,911	5,056	16,249	18,166	14,932	28,426	22,725	39,400	—
Two years later	16,323	12,362	9,053	8,654	20,899	20,802	20,612	33,315	30,430	—	—
Three years later	16,408	15,104	11,245	11,636	21,224	23,511	23,204	36,899	—	—	—
Four years later	17,552	15,536	13,195	11,631	22,993	25,192	25,362	—	—	—	—
Five years later	17,838	16,662	13,092	12,295	23,567	26,230	—	—	—	—	—
Six years later	18,682	16,627	13,311	12,668	24,042	—	—	—	—	—	—
Seven years later	18,405	16,629	13,451	12,877	—	—	—	—	—	—	—
Eight years later	18,324	16,726	13,574	—	—	—	—	—	—	—	—
Nine years later	18,405	16,739	—	—	—	—	—	—	—	—	—
Ten years later	18,406	—	—	—	—	—	—	—	—	—	—
Liability estimated after
One year later	26,363	24,049	18,691	22,337	34,074	35,926	34,880	42,145	41,686	78,325	—
Two years later	23,492	19,815	20,144	18,788	30,380	33,058	28,431	42,813	40,504	—	—
Three years later	20,763	20,518	17,678	16,620	28,871	28,526	29,243	41,817	—	—	—
Four years later	21,516	19,356	16,294	15,459	25,852	28,933	28,480	—	—	—	—
Five years later	20,724	18,403	15,184	13,864	26,120	28,270	—	—	—	—	—
Six years later	19,836	17,841	14,443	14,014	25,417	—	—	—	—	—	—
Seven years later	19,306	17,429	14,279	14,083	—	—	—	—	—	—	—
Eight years later	19,011	17,274	14,326	—	—	—	—	—	—	—	—
Nine years later	18,892	17,326	—	—	—	—	—	—	—	—	—
Ten years later	18,845	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability – end of year	51,413	39,332	38,852	38,007	46,900	50,518	45,342	59,632	45,890	87,121	93,250
Reinsurance recoverable	20,505	11,066	15,550	12,541	4,842	5,676	5,109	7,192	4,128	2,232	4,045
Net liability – end of year	30,908	28,266	23,302	25,466	42,058	44,842	40,233	52,440	41,762	84,889	89,205

Gross re-estimated liability – latest	31,315	26,350	31,554	23,874	28,911	33,405	33,724	51,343	45,955	82,293	n/a
Re-estimated reinsurance recoverables – latest	12,470	9,024	17,228	9,791	3,494	5,135	5,244	9,526	5,451	3,968	n/a
Net re-estimated liability - latest	18,845	17,326	14,326	14,083	25,417	28,270	28,480	41,817	40,504	78,325	n/a

Gross cumulative redundancy (deficiency)	20,098	12,982	7,298	14,133	17,989	17,113	11,618	8,289	(65)	4,828	n/a

Investments

NI Holdings’ investments in fixed income and equity securities are classified as available for sale and are carried at fair value.

Beginning in 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on the Company’s investments in equity securities are included in net income as a part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices. Prior to 2019, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income, net of income taxes. These changes in unrealized gains and losses on fixed income securities continue to be recorded in other comprehensive income, net of income taxes. The new accounting treatment has no effect on Equity.

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

In addition to any investments prohibited by the insurance laws and regulations of North Dakota and any other applicable states, NI Holdings’ investment policies prohibit the following investments and investing activities:

•	commodities and futures contracts;
•	options (except covered call options);
•	non-investment grade debt obligations (determined at time of purchase);
•	interest only, principal only, and residual tranche collateralized mortgage obligations;
•	private placements;
•	foreign currency trading;
•	limited partnerships, other than publicly traded master limited partnerships;
•	convertible securities;
•	venture capital investments;
•	investment real estate properties;
•	securities lending;
•	portfolio leveraging (i.e., margin transactions); and
•	short selling.

The Executive Committee of NI Holdings’ Board of Directors reviews and approves the Company’s investment policy periodically. The investment portfolio is managed by Conning, Inc., Disciplined Growth Investors, and CIBC Personal Wealth Management.

The following table sets forth information concerning NI Holdings’ investments.

	December 31,
	2019		2018
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$17,546	$19,183	$19,208
Obligations of states and political subdivisions	55,232	56,652	52,782	52,698
Corporate securities	109,457	113,213	95,290	94,142
Residential mortgage-backed securities	50,458	51,486	50,902	50,283
Commercial mortgage-backed securities	26,450	27,057	19,520	19,315
Asset-backed securities	30,029	29,991	19,617	19,323
Total fixed income securities	288,704	295,945	257,294	254,969
Equity securities	38,036	59,932	38,139	48,498
Total	$326,740	$355,877	$295,433	$303,467

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below as of December 31, 2019. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2019
	Amortized Cost	Fair Value
Less than one year	$19,567	$19,663
One through five years	84,937	87,134
Five through ten years	55,927	58,466
Greater than ten years	21,336	22,148
Mortgage/asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

At December 31, 2019, the average maturity of NI Holdings’ fixed income investment portfolio was 4.42 years and the average duration was 3.46 years. As a result, the fair value of investments may fluctuate significantly in response to changes in interest rates. In addition, NI Holdings may experience investment losses to the extent our liquidity needs require the disposition of fixed income securities in unfavorable interest rate environments.

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

NI Holdings’ investment managers provide pricing information that they utilize, together with information obtained from independent pricing services, to determine the fair value of our fixed income securities. After a detailed review of the information obtained from the pricing services at December 31, 2019 and 2018, no adjustment was made to the values provided.

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2019	2018	2017
Weighted average cash and invested assets	$394,403	$337,407	$283,354

Gross investment income	$9,826	$8,384	$7,069
Investment expenses	2,393	2,204	2,038
Net investment income	$7,433	$6,180	$5,031

Gross return on average cash and invested assets	2.5%	2.5%	2.5%
Net return on average cash and invested assets	1.9%	1.8%	1.8%

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

Competition

The property casualty and crop insurance markets are highly competitive. NI Holdings competes with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners include Progressive Casualty Insurance Company, State Farm Mutual Insurance Company, American Family Insurance, QBE Insurance Group, Farmers Union Mutual Insurance, and Auto-Owners Insurance. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. Based on 2018 data, Nodak Insurance is the largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union Mutual Insurance, North Star Mutual Insurance Company, and American Family Insurance. In Nebraska and South

Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers. Certain of these competitors have substantially greater financial, technical, and operating resources than we do and may be able to offer lower rates or higher commissions to their producers.

The chart below illustrates the reported premiums written for multi-peril crop insurance through the federal multi-peril crop insurance program during the years 2017 through 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal multi-peril crop premiums:
Nationwide	$10,048,685	$9,821,604	$10,019,544
North Dakota	845,902	875,821	926,693
South Dakota	654,266	596,956	666,205
Minnesota	584,093	575,723	632,857

Company multi-peril crop premiums:
North Dakota	34,598	37,374	39,270
South Dakota	720	331	363
Minnesota	2,686	3,980	4,534

The Company also wrote less than $100 in multi-peril crop insurance in Nebraska for each of the last three years. The principal competitors in our markets for multi-peril crop insurance include QBE Insurance Group, Chubb Corporation, Rural Community Insurance Services, CGB Enterprises, and Great American Insurance Group.

The premium rates for multi-peril crop insurance are established by the Risk Management Agency (“RMA”), an agency of the United States Department of Agriculture, and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the North Dakota Farm Bureau and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota.

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

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and the operations of such companies and their respective accounts are subject to examination by those departments at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. North Dakota generally conforms to National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures, so its examination reports and other filings generally are accepted by other states.

The NAIC provides guidance to the states with respect to standardized laws and regulations (including the accounting practices and procedures discussed above), which represent an effort to standardize insurance industry practices across state lines, oftentimes referred to as “Model Regulations”. It should be noted that these “model” laws are regulations have no authority until the individual states pass them as part of the state legislative process, which may, or may not, be done as suggested, or with modifications.

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

Crop Insurance

The multi-peril crop insurance business is overseen by the federal government through the RMA. The RMA outlines policy language, establishes premium rates, and develops loss adjustment procedures for insurance programs under the federal crop insurance program. In addition, through the Federal Crop Insurance Corporation (“FCIC”), the RMA provides premium subsidies to farmers and sets the commission percentages that can be paid to agents. All participating insurance carriers are subject to the same Standard Reinsurance Agreement (“SRA”), which outlines items such as reporting requirements and claims handling procedures, proportional and non-proportional reinsurance terms, and the level of administrative and operating reimbursement paid to insurers. The RMA also provides oversight to the approved insurance providers (“AIPs”). The AIPs are required to use the policies, premium rates, and loss adjustment procedures set by the RMA without modification and are required to issue a policy to any eligible applicant regardless of risk or profitability. The RMA conducts audits of AIPs with respect to claims and loss adjustment procedures.

American Agricultural Insurance Company is the AIP through which we issue multi-peril crop insurance policies, and is the holder of the SRA with the FCIC.

Examinations

Examinations for NI Holdings’ group of insurance companies are conducted every five years by the Departments of Insurance where the insurance companies are domiciled. Nodak Insurance and American West were last examined by the North Dakota Insurance Department as of December 31, 2016. Battle Creek was last examined by the Nebraska Insurance Department as of December 31, 2016, and the last examination of Primero by the Nevada Insurance Department was as of December 31, 2016. Direct Auto was last examined by the Illinois Department of Insurance as of December 31, 2017. None of these examinations resulted in any adjustments to their financial positions.

Westminster American was last examined by the Maryland Insurance Administration as of December 31, 2017. The examination resulted in an adjustment to their financial position relating to losses and loss adjustment expenses due to deficiencies in the liabilities for unpaid losses and LAE. Prior to its acquisition by the Company, Westminster American strengthened its liabilities for unpaid losses and LAE.

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

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level. At this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level. At this level, the regulatory authority is mandated to place the company under its control. The capital levels of our insurance company subsidiaries are all 12 to 15 times the authorized control level, and have never triggered any of these regulatory capital levels. We cannot guarantee, however, that the capital requirements applicable to such companies will not increase in the future, or that the underlying ratios will not erode.

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2019, 2018 and 2017, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations, herein known as the “NAIC Amendments”. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report”. This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Company files a Form F Enterprise Report annually with each domiciliary state in support of this requirement. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2019, 2018 and 2017, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

Federal Regulation

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for crops, flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office, which is authorized to study, monitor, and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly affect the insurance industry and us.

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

Dividends

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance to NI Holdings during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2019, the amount available for payment of dividends by Nodak Insurance in 2020 without the prior approval of the North Dakota Insurance Department is $18,984. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the North Dakota Insurance Department.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto to NI Holdings during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2019, the amount available for payment of dividends by Direct Auto in 2020 without the prior approval of the Illinois Department of Insurance is $6,881. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

We will have the ability to receive dividends from Westminster American only after all of Westminster American’s obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days.

See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

Holding Company Laws

Most states, including North Dakota, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information, including information concerning the operations of companies within the holding company group that may materially affect the operations, management, or financial condition of the insurers within the group. Pursuant to these laws, the North Dakota Insurance Department requires prior disclosure of material transactions involving an insurance company and its affiliates. Under these laws, the North Dakota Insurance Department will have the right to examine us at any time.

All transactions within our consolidated group affecting our insurance company subsidiaries must be fair and equitable. Notice of certain material transactions between NI Holdings and any person or entity in our holding company system will be required to be given to the Department of Insurance of the applicable domiciliary state. Certain transactions cannot be completed without the prior approval of the various Departments of Insurance.

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

Employees

As of December 31, 2019, NI Holdings and its subsidiaries had 186 total employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses, and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, tropical storms and hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Approximately 55.3% of NI Holdings’ consolidated direct premiums written in 2019 were written in North Dakota, compared to 63.8% in 2018. Because NI Holdings’ business is concentrated in North Dakota, adverse developments from severe weather events such as hailstorms, flooding, or droughts affecting a large portion of North Dakota would have a disproportionately greater effect on NI Holdings’ financial condition and results of operations than if its business were less geographically concentrated. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased, and may continue to increase, the unpredictability, severity, and frequency of tornados and other storms, droughts, floods, and other extreme climatic events.

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

Nodak Insurance holds a financial strength rating of “A” (Excellent) by A.M. Best, the third highest rating out of 15 rating classifications. Nodak Insurance has held an “A” rating since 2013. Our most recent rating by A.M. Best was issued on March 26, 2019. Battle Creek also holds an “A” rating, while American West and Westminster American hold “A-” ratings. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential producers to choose other more highly rated competitors or reduce our ability to obtain reinsurance. See “Item 1. Business — A.M. Best Rating.”

A significant percentage of NI Holdings’ written premiums and net profits are generated from its multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program would have a material adverse effect on our revenues and net income.

In 2019, 2018 and 2017, NI Holdings’ direct premiums written generated from its multi-peril crop insurance line of business were 13.3%, 18.5%, and 22.6%, respectively, of total written premiums. Through the Federal Crop Insurance Corporation, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to reduce significantly the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have a material adverse effect on our revenues and income.

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

Fluctuations in underwriting capacity, demand, competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations, financial condition, and our ability to grow profitability.  We monitor the market place both on a regional and line of business basis.  The private passenger market place would best be described as stable with ample capacity to grow business with a challenging pricing environment.  Rates for private passenger are competitive across the upper Midwest with few companies increasing price to offset challenging underwriting results.  The non-standard auto market is competitive with companies seeking to grow this line, but, similar to the private passenger auto line, pricing is difficult and results challenging.  In the property lines of business, companies seem to be increasing price in the loss prone areas and holding prices steady in non-loss states. If other insurers seek to expand the kinds or amounts of insurance coverage they offer, this could result in increased underwriting capacity, competition, and declining pricing as some insurers seek to maintain market share at the expense of underwriting discipline.

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

NI Holdings previously spent considerable time and effort integrating Battle Creek and Primero in the areas of sales and marketing, operations, financial reporting, and employee benefits. Direct Auto, Westminster American, and future acquisitions will require additional integration, particularly to realize the anticipated coordination designed to drive revenue growth, reduce costs, and ensure operational efficiency and compliance. NI Holdings’ management staff is small, and there can be no assurance that acquisitions will be successfully executed and integrated in a timely manner.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development, and skilled personnel. We cannot assure you that we will be able to locate profitable business opportunities, meet our capital needs, expand our systems and our internal controls effectively, innovate our products and technology to remain competitive, allocate our human resources optimally, identify qualified employees or agents, or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively, obtain efficiencies in our business processes, and maintain underwriting discipline could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to grow our business if our insurance company subsidiaries cannot maintain and grow their agent relationships, provide new products for their agents to offer to their customers, or if consumers seek other distribution methods offered by our competitors.

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

The Company continues to allocate a portion of its investment portfolio to equity securities, as we believe the long-term investment returns remain attractive. These securities are subject to general economic conditions, specific industry dynamics, and individual company financial results. Recent history has also demonstrated that these securities are subject to short-term market fluctuations, more so than fixed income securities. Effective January 1, 2019, the changes in the market values of our equity securities are recorded as a component of our net income. In the past, these changes, along with the corresponding changes in our fixed income securities, were recorded, net of income taxes, in other comprehensive income. This accounting standard change creates an increased level of volatility in our reported operating results going forward and may distract from the long-term investment philosophy that we currently employ to achieve steady returns on our investments.

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

As part of our growth strategy, we will continue to evaluate opportunities to acquire other property and casualty insurers. Acquisitions that we may make or implement in the future entail a number of risks that could materially adversely affect our business and operating results, including:

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

If we cannot collect loss recoveries from our reinsurers in accordance with our reinsurance agreements, we may incur additional losses.

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

Nodak Insurance and American West are currently regulated by the North Dakota Insurance Department. Battle Creek is regulated by the Nebraska Insurance Department. Primero is regulated by the Nevada Insurance Department. Direct Auto is regulated by the Illinois Department of Insurance. Westminster American is regulated by the Maryland Insurance Administration. All six companies are also subject to regulation, to a more limited extent, by the insurance departments of other states in which they do business. The failure to comply with the laws and regulations of each jurisdiction could subject NI Holdings to sanctions and fines, including the cancellation or suspension of its license. Because approximately 55.3% of our 2019 consolidated direct premiums written originate from business written in North Dakota, the cancellation or suspension of our license in North Dakota, as a result of any failure to comply with the applicable insurance laws and regulations, would result in the most severe impact on our financial condition and results of operations.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. The last examination of both Nodak Insurance and American West by the North Dakota Insurance Department was as of December 31, 2016. The last examination of Battle Creek by the Nebraska Insurance Department was as of December 31, 2016, and the last examination by the Nevada Insurance Department of Primero was as of December 31, 2016. The last examination of Direct Auto by the Illinois Department of Insurance was as of December 31, 2017. The last examination of Westminster American by the Maryland Insurance Administration was as of December 31, 2017.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

We could be adversely affected by any interruption to our ability to conduct business at our current locations.

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

Additional expenses from new stock-based benefit plans may adversely affect our profitability.

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

We consider the reasonableness of the awards under these programs in evaluating the fairness of the total compensation paid to our employees, including our executives. We use our equity-type plans to assist us in aligning the interests of the management team and other employees with those of our shareholders. Any additional compensation expense resulting from the ESOP and the Plan may adversely affect our profitability. We cannot determine the actual future amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses for our ESOP when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. See our Consolidated Financial Statements for the actual amount of expenses to date.

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

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases, and debt-related amounts are net proceeds from our initial public offering retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by Nodak Insurance to NI Holdings will be restricted by North Dakota’s insurance law. American West and Primero historically have not paid dividends to Nodak Insurance, but would be restricted by laws in the domiciliary states. The payment of dividends by Direct Auto to NI Holdings will be restricted by Illinois’ insurance law. The payment of dividends by Westminster American to NI Holdings will be restricted by Maryland’s insurance law.

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

We are a separate entity with no operations of our own other than holding the common stocks of Nodak Insurance, Direct Auto, our other subsidiaries, and in the future, Westminster American. We depend primarily on dividends paid by directly-owned subsidiaries, and the proceeds from our initial public offering that were not contributed to Nodak Insurance or otherwise deployed or committed, to carry out our business plan, including future acquisitions, and to provide funds for the payment of any future dividends. To date, no subsidiaries have paid any dividends to NI Holdings.

We may receive dividends from Nodak Insurance only after all of Nodak Insurance’s obligations and regulatory requirements with the North Dakota Insurance Department have been satisfied. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, in the state of North Dakota, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years.

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

We will have the ability to receive dividends from Westminster American only after all of Westminster American’s obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland

Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days.

If Nodak Insurance, Direct Auto, and Westminster American are not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

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

Direct Auto leases office space at 515 North State Street, Chicago, Illinois until March 31, 2020. Effective April 1, 2020, Direct Auto has entered a new office space lease at 8700 West Bryn Mawr Avenue, Chicago, Illinois, to expire on August 31, 2029. Direct Auto employees at these locations administer their non-standard auto business.

Westminster American owns the building in which its offices are located at 8890 McDonogh Road, Suite 310, Owings Mills, Maryland. Westminster American employees at this location administer their commercial business.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 29, 2020, there were approximately 628 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the date of the initial public offering of our common stock) through December 31, 2019, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the SNL US Insurance P&C Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$130
$125
$120
$115
$110
$105
$100
$95
$90
3/16/2017
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
NI Holdings, Inc.
Russell 2000
SNL US Insurance P&C

Dividend Policy

Our Board of Directors continues to evaluate a potential policy of paying regular cash dividends, but has not decided on the amounts that may be paid, the frequency of any payment, or when any payments may begin. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, income tax considerations, capital requirements, industry standards, and economic conditions. The regulatory restrictions that affect the payment of dividends by Nodak Insurance and Direct Auto, and in the future Westminster American, to us as discussed below will also be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. Our ability to pay dividends, however, may depend, in part, upon our receipt of dividends from our directly-owned subsidiaries because we initially will have no source of income other than earnings from the investment of the net proceeds from our initial public offering that we retain. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance may pay to us. Illinois law limits the amount of dividends and other distributions that Direct Auto may pay to us. Maryland law limits the amount of dividends and other distributions that Westminster American may pay to us.

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2019, the amount available for payment of dividends by Nodak Insurance to us in 2020 without the prior approval of the North Dakota Insurance Department is $18,984. We cannot assure you that the North Dakota Insurance Department would approve the declaration or payment by Nodak Insurance of any dividends to us in excess of such amount.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2019, the amount available for payment of dividends from Direct Auto to us in 2020 without the prior approval of the Illinois Department of Insurance is $6,881. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. We cannot assure you that the Illinois Department of Insurance would approve the declaration or payment by Direct Auto of any dividends to us in excess of such amount.

We have the ability to receive dividends from Westminster American only after all of Westminster American’s obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days.

See “Item 1. Business — Regulation”.

Even if we receive any dividends from Nodak Insurance, Direct Auto, or Westminster American, we may not declare any dividends to our shareholders because of our working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, we will be able to pay our debts in the ordinary course of business and our total assets will exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

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

Westminster American was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the initial public offering at time of closing. The Company will pay the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The Company anticipates using the net proceeds from the initial public offering to satisfy these obligations.

From time to time, the Company may also repurchase its own stock. These repurchases may be used to satisfy its obligations under the equity incentive plans or may be done for other reasons. To date, the Company has used net proceeds from the initial public offering to fund these buyback programs. See “Issuer Stock Purchases” below.

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

During 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We purchased 191,265 shares of our common stock for $2,996 during the three months ended December 31, 2018, and we purchased 116,034 shares for $2,006 during the six months ended June 30, 2019.

Period in 2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
October 1 – 31, 2019	—	$—	—	$4,998
November 1 – 30, 2019	—	—	—	4,998
December 1 – 31, 2019	—	—	—	4,998

Total	—	$—	—	$4,998

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

NI Holdings evaluates its operations by monitoring certain key measures of growth and profitability. In addition to measures recognized under accounting principles generally accepted in the United States of America (“GAAP”), NI Holdings utilizes certain non-GAAP financial measures that it believes are valuable in managing its business and for providing comparisons to its peers.

These historical results are not necessarily indicative of future results, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year.

NI Holdings, Inc.

Five-Year Summary of Selected Financial Data

	Year Ended December 31,
	2019	2018 (1)	2017	2016		2015
Sales:
Direct premiums written	$262,145	$225,223	$195,238		$180,870		$172,775
Net premiums written	250,946	201,270	185,282		156,713		143,065

Revenues:
Net premiums earned	$246,438	$195,720	$179,464		$152,756		$139,473
Fee and other income	2,125	6,496	1,648		1,666		1,854
Net investment income	7,433	6,180	5,031		3,644		3,571
Net capital gain on investments	14,783	3,974	2,997		5,681		823
Total revenue	270,779	212,370	189,140		163,747		145,721

Components of net income:
Net premiums earned	$246,438	$195,720	$179,464		$152,756		$139,473
Losses and loss adjustment expenses	169,710	119,088	122,711		118,508		83,876
Amortization of deferred policy acquisition costs and other underwriting and general expenses	67,258	54,117	44,423		39,122		35,972
Underwriting gain (loss)	9,470	22,515	12,330		(4,874)		19,625
Fee and other income	2,125	6,496	1,648		1,666		1,854
Net investment income	7,433	6,180	5,031		3,644		3,571
Net capital gain on investments	14,783	3,974	2,997		5,681		823
Income before income taxes	33,811	39,165	22,006		6,117		25,873
Income taxes	7,311	7,921	6,394		1,479		8,288
Net income	$26,500	$31,244	$15,612		$4,638		$17,585

Earnings per share:
Basic	$1.19	$1.39	$0.71	$	n/a	$	n/a
Diluted	$1.19	$1.39	$0.71	$	n/a	$	n/a
Share data:
Weighted average shares outstanding used in basic per share calculations	22,179,747	22,358,858	22,512,401		n/a		n/a
Plus: Dilutive securities	85,601	26,896	228		n/a		n/a
Weighted average shares used in diluted per share calculations	22,265,348	22,385,754	22,512,629		n/a		n/a
	December 31,
	2019	2018 (1)	2017	2016		2015
Assets:
Cash and investments	$419,923	$374,371	$313,885		$207,677		$197,793
Premiums and agents’ balances receivable	36,691	34,287	25,632		21,986		20,039
Deferred policy acquisition costs	15,399	12,866	8,859		8,942		8,444
Other assets	36,146	36,968	28,612		40,098		32,348
Total assets	$508,159	$458,492	$376,988		$278,703		$258,624

Liabilities:
Unpaid losses and loss adjustment expenses	$93,250	$87,121	$45,890		$59,632		$45,342
Unearned premiums	89,276	84,767	63,262		57,445		53,487
Other liabilities	15,830	10,851	12,263		8,208		9,877
Total liabilities	198,356	182,739	121,415		125,285		108,706

Equity	309,803	275,753	255,573		153,418		149,918
Total liabilities and equity	$508,159	$458,492	$376,988		$278,703		$258,624

Per share data:
Total book value per basic share	$14.01	$12.43	$11.44	$	n/a	$	n/a

(1) Effective August 31, 2018, the Company acquired Direct Auto Insurance Company. See Note 4 to the Company’s Consolidated Financial Statements, included elsewhere in this Form 10-K.

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

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. Direct Auto remains headquartered in Chicago, Illinois and the current president of Direct Auto continues to manage the Direct Auto insurance operations along with the staff and management team in place at the time of the acquisition. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

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

We monitor the market place both on a regional and line of business basis.  The private passenger market place would best be described as stable with ample capacity to grow business with a challenging pricing environment.  Rates for private passenger are competitive across the upper Midwest with few companies increasing price to offset challenging underwriting results.  The non-standard auto market is competitive with companies seeking to grow this line, but, similar to the private passenger auto line, pricing is difficult and results challenging.  In the property lines of business, companies seem to be increasing price in the loss prone areas and holding prices steady in non-loss states.

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

Beginning in 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on the Company’s investments in equity securities are included in net income as a part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices. Prior to 2019, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income. The changes in unrealized gains and losses on fixed income securities continue to be recorded in other comprehensive income, net of income taxes. The new accounting treatment has no effect on Equity.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	December 31,
	2019	2018	2017
Case reserves	$90,210	$76,150	$32,547
IBNR reserves	3,040	10,971	13,343
Liability for unpaid losses and LAE	93,250	87,121	45,890
Reinsurance recoverables on losses	4,045	2,232	4,128
Net unpaid losses and LAE	$89,205	$84,889	$41,762

The following tables provides case and IBNR reserves for unpaid losses and LAE by segment.

	December 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,115	$5,777	$19,892
Non-standard auto	55,623	(11,645)	43,978
Home and farm	7,098	3,405	10,503
Crop	8,411	168	8,579
All other	4,963	5,335	10,298
Liability for unpaid losses and LAE	90,210	3,040	93,250
Reinsurance recoverables on losses	2,867	1,178	4,045
Net unpaid losses and LAE	$87,343	$1,862	$89,205

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,298	$4,856	$18,154
Non-standard auto	49,109	(2,323)	46,786
Home and farm	8,216	2,516	10,732
Crop	2,070	56	2,126
All other	3,457	5,866	9,323
Liability for unpaid losses and LAE	76,150	10,971	87,121
Reinsurance recoverables on losses	1,201	1,031	2,232
Net unpaid losses and LAE	$74,949	$9,940	$84,889

	December 31, 2017
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,542	$4,263	$17,805
Non-standard auto	5,186	624	5,810
Home and farm	8,116	2,394	10,510
Crop	1,130	22	1,152
All other	4,573	6,040	10,613
Liability for unpaid losses and LAE	32,547	13,343	45,890
Reinsurance recoverables on losses	3,171	957	4,128
Net unpaid losses and LAE	$29,376	$12,386	$41,762

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might affect the Company’s results of operations.

Total Reserves

As of December 31, 2019, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $705.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income, after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2019. A change in inflation may or may not fully affect loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,103)
1%	1,128
3%	3,463
5%	5,910

Inflation includes actual inflation as well as social inflation that includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that affect the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income, after federal income taxes of 21%, which results from various changes to the level of case reserves as of December 31, 2019. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$7,127
-5%	3,563
-2%	1,425
+2%	(1,425)
+5%	(3,563)
+10%	(7,127)

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, and on equity securities through December 31, 2018, net of applicable income taxes, are reflected directly in Equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Effective January 1, 2019, changes in unrealized investments gains or losses on equity securities will be recorded in net income (loss), rather than as a component of other comprehensive income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. For periods subsequent to December 31, 2018, this evaluation includes only fixed income securities. Prior to January 1, 2019, this evaluation included both fixed income and equity securities. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to fixed income securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the expected cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost of amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is considered to be other-than-temporary. If NI Holdings identifies that an other-than-temporary impairment loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

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

For the year ended December 31, 2019, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $21,103.

	December 31, 2019	December 31, 2018	Change
Fixed income securities:
Gross unrealized gains	$7,595	$1,077	$6,518
Gross unrealized losses	(354)	(3,402)	3,048
Net fixed income securities unrealized gains (losses)	7,241	(2,325)	9,566

Equity securities:
Gross unrealized gains	22,878	14,180	8,698
Gross unrealized losses	(982)	(3,821)	2,839
Net equity securities unrealized gains	21,896	10,359	11,537

Net unrealized gains	$29,137	$8,034	$21,103

The fixed income portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses during the year ended December 31, 2019, which was driven by a sharp decline in U.S. interest rates over 2019 to result in a strong rally for the fixed income asset class. The net increase of $9,566 is reflected directly in Equity as a component of other comprehensive income.

The equity portion of the portfolio experienced increases in unrealized gains and decreases in unrealized losses, which are attributed to favorable conditions in the stock market during the year ended December 31, 2019. The net increase of $11,537 is included in net capital gain on investments on the Company’s Consolidated Statements of Operations.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the security (if any), and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in the handling of insurance company investments and participates in this evaluation.

For the year ended December 31, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2018, NI Holdings recognized $382 of other-than-temporary impairments of its investment securities. For the year ended December 31, 2017, NI Holdings recognized $330 of other-than-temporary impairments of its investment securities. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

For more information on the Company’s investments, see Note 6 to the Consolidated Financial Statements, included elsewhere in this Form 10-K.

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values for any of the Company’s investments at December 31, 2019, 2018, or 2017.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the years ended December 31, 2019, 2018, or 2017. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 7 to the Consolidated Financial Statements, included elsewhere in this Form 10-K.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain direct policy acquisition costs consisting of commissions, state premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

No deferred policy acquisition costs (“DAC”) were recorded in the acquisition for Direct Auto in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (”VOBA”) was valued at $5,134 and established at the closing date. This VOBA intangible asset was amortized into expense as the acquired unearned premiums were reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Direct Auto was deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Direct Auto.

At December 31, 2019 and 2018, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	December 31,
	2019	2018
Deferred policy acquisition costs	$15,399	$12,866
Value of business acquired intangible asset	—	1,648
Liability for unearned premiums	89,276	84,767

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

NI Holdings had gross deferred income tax assets of $6,294 at December 31, 2019 and $5,741 at December 31, 2018, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $594 and $587 was maintained at December 31, 2019 and December 31, 2018, respectively.

NI Holdings had gross deferred income tax liabilities of $10,290 at December 31, 2019 and $5,865 at December 31, 2018, arising primarily from deferred policy acquisition costs and net unrealized capital gains on investments.

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

Accounting guidance provides companies the option to reclassify income tax effects that are stranded in accumulated other comprehensive income as a result of income tax reform to retained earnings. The Company accumulates unrealized gains on investments in equity with the corresponding income tax effects. The Company early adopted this guidance on a prospective basis as of December 31, 2017, and elected to reclassify material stranded income tax effects in accumulated other comprehensive income to retained earnings using a portfolio method.

As of December 31, 2019, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal income tax returns for the years 2014 through 2018 are open for examination.

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

For more information on the Company’s results of operations by segment, see Note 21 to the Consolidated Financial Statements, included elsewhere in this Form 10-K.

Years ended December 31, 2019 and 2018

The consolidated net income for NI Holdings was $26,500 for the year ended December 31, 2019 compared to $31,244 a year ago. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Year Ended December 31,
	2019	2018
Revenues:
Net premiums earned	$246,438	$195,720
Fee and other income	2,125	6,496
Net investment income	7,433	6,180
Net capital gain on investments	14,783	3,974
Total revenues	$270,779	$212,370

Components of net income:
Net premiums earned	$246,438	$195,720
Losses and loss adjustment expenses	169,710	119,088
Amortization of deferred policy acquisition costs and other underwriting and general expenses	67,258	54,117
Underwriting gain	9,470	22,515
Fee and other income	2,125	6,496
Net investment income	7,433	6,180
Net capital gain on investments	14,783	3,974
Income before income taxes	33,811	39,165
Income taxes	7,311	7,921
Net income	$26,500	$31,244

Net Premiums Earned

NI Holdings’ net premiums earned for the year ended December 31, 2019 increased 25.9% to $246,438 compared to $195,720 for the year ended December 31, 2018.

	Year Ended December 31,
	2019	2018
Net premiums earned:
Private passenger auto	$67,983	$62,465
Non-standard auto	57,114	27,964
Home and farm	71,171	64,677
Crop	38,019	28,699
All other	12,151	11,915
Total net premiums earned	$246,438	$195,720

	Year Ended December 31,
	2019	2018
Net premiums earned:
Direct premium	$257,661	$219,600
Assumed premium	5,897	6,514
Ceded premium	(17,120)	(30,394)
Total net premiums earned	$246,438	$195,720

Direct premiums earned for 2019 increased $38,061, or 17.3%, to $257,661 from $219,600 for 2018. The addition of the Direct Auto non-standard auto business contributed $43,873 in direct premiums earned during 2019 compared to $14,516 a year ago.

Assumed premiums earned decreased slightly, primarily related to crop hail business from Rural Mutual. Ceded premiums earned decreased due to less gain-sharing of multi-peril crop premiums to the federal government.

Our personal lines of business (private passenger auto, home and farm) continued their strong growth in South Dakota. Our non-standard auto premiums also increased year-over-year due to the acquisition of Direct Auto. Direct premiums for crop business are lower in 2019 compared to 2018 due in part to lower commodity prices, although 2019 net premiums are higher than 2018 net premiums due to more ceding of 2018 premiums under the gain-sharing provisions of the federal crop insurance program based on our more favorable loss ratio for 2018.

Losses and LAE

NI Holdings’ net losses and LAE for the year ended December 31, 2019 increased 42.5% to $169,710 compared to $119,088 for the year ended December 31, 2018. The Company’s loss and LAE ratio increased to 68.9% for 2019, compared to 60.8% for 2018.

	Year Ended December 31,
	2019	2018
Loss and LAE ratio:
Private passenger auto	77.5%	71.3%
Non-standard auto	57.2%	51.3%
Home and farm	64.1%	66.0%
Crop	84.4%	41.5%
All other	54.9%	47.0%
Total loss and LAE ratio	68.9%	60.8%

The Company’s overall loss and LAE experience deteriorated year-over-year, primarily with increases in the loss and LAE ratios in the private passenger auto, non-standard auto, crop, and all other segments.

Net losses for private passenger auto increased in 2019 compared to a year ago, as third quarter weather activity and liability losses each increased compared to a year ago. The loss and LAE ratio for the home and farm segment was at the expected level, with favorable farmowners results offsetting unfavorable homeowners results.

Net losses for non-standard auto included a combination of favorable loss experience development in Direct Auto, partially offset by unfavorable loss experience development in Primero. In Primero, the statutory increase in minimum liability limits in the state of Nevada resulted in a higher than anticipated increase in the average paid claim and average loss reserve. This has driven up our loss experience, which we have addressed through rate increases. Unfortunately, these rate increases challenged our ability to write new policies during the second half of 2019, but we feel were necessary to properly price the business following the statutory change in the limits.

Our loss experience was above average levels for both our multi-peril crop business and crop hail business for 2019, compared to favorable loss experience during 2018. The wet spring and cool summer across North Dakota resulted in a delay for some crops to mature, while a wet fall delayed the harvest of those crops. A substantial number of multi-peril crop claims remained open at year-end.

During 2019, reported losses and LAE included $6,509 of net favorable development on prior accident years, compared to $589 of net favorable development on prior accident years during 2018. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased 24.3% to $67,258 in the year ended December 31, 2019 compared to $54,117 in 2018.

	Year Ended December 31,
	2019	2018
Underlying expenses	$69,791	$58,124
Deferral of policy acquisition costs	(48,721)	(35,863)
Other underwriting and general expenses	21,070	22,261
Amortization of deferred policy acquisition costs	46,188	31,856
Total reported expenses	$67,258	$54,117

Underlying expenses were $11,667 higher in the year ended December 31, 2019 compared to a year ago. The new Direct Auto subsidiary contributed $16,792 of underlying expenses to the current year, compared to $5,981 a year ago. Policy acquisition costs have increased due to higher written premiums.

Expense deferrals were $12,858 higher in the year ended December 31, 2019 compared to 2018 primarily due to increases in direct premiums written in 2019 and the new Direct Auto business. Amortization of those costs was $14,332 higher in 2019 for the same reasons.

The expense ratio of 27.3% for the year ended December 31, 2019 was 0.4 percentage points lower than the expense ratio in 2018. This decrease in the ratio primarily reflects increased net earned premiums as a result of less 2019 ceded premiums associated with the gain-sharing provisions of the multi-peril crop program with the federal government, offset by a full year of the higher commission rates for the Direct Auto non-standard auto business.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$(3,599)	$(589)
Non-standard auto	3,383	4,093
Home and farm	5,464	2,012
Crop	1,532	13,611
All other	2,690	3,388
Total underwriting gain	$9,470	$22,515

The underwriting results of the Company for the year ended December 31, 2019 decreased year-over-year. As discussed above, loss experience (as reflected in the loss and LAE ratio) increased in the private passenger auto, non-standard auto, crop, and all other segments.

Increased weather activity, and a higher frequency and severity of liability losses for the auto lines, resulted in lower 2019 underwriting results in our private passenger auto and commercial businesses. The homeowners’ portion of the home and farm segment also experienced increased weather activity, although the underwriting results for the segment as a whole for 2019 were favorable compared to a year ago based on strong results for our farmowners’ business.

The non-standard auto results decreased from last year, as the increase in underwriting gain from the new Direct Auto business was offset by the deterioration of the Primero business. The underwriting gain on crop insurance decreased, due to higher loss ratios for the multi-peril crop business and the crop hail line.

Fee and Other Income

NI Holdings had fee and other income of $2,125 for the year ended December 31, 2019, compared to $6,496 for the year ended December 31, 2018. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased to $1,638 for 2019 from $1,406 for 2018, due to the addition of Direct Auto. In the third quarter of 2018, the Company recognized a pre-tax gain of $4,578 as part of other income as a result of the purchase accounting afforded the purchase of Direct Auto.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2019	2018
Average cash and invested assets	$394,403	$337,407

Gross investment income	$9,826	$8,384
Investment expenses	2,393	2,204
Net investment income	$7,433	$6,180

Gross return on average cash and invested assets	2.5%	2.5%
Net return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $1,253 for the year ended December 31, 2019 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The weighted average gross yield on invested assets remained steady at 2.5% in 2019 compared to 2018.

As of December 31, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.8% and the average duration for our fixed income security portfolio was 3.5 years. The Direct Auto cash and cash equivalents acquired at the date of purchase have now been fully invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $3,246 for the year ended December 31, 2019, compared to $3,974 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $11,537 attributed to the change in unrealized gain of its equity securities for the year ended December 31, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized losses on equity securities recorded in other comprehensive income were $8,174 for the year ended December 31, 2018. Although we anticipate a higher level of short-term volatility going forward in our reported results due to similar market fluctuations, we continue to believe that this asset class presents viable investment opportunities.

The Company recorded no other-than-temporary impairments in the year ended December 31, 2019, and $382 of other-than-temporary impairments in the year ended December 31, 2018.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. At December 31, 2018, the Company had net unrealized losses on fixed income securities of $2,325 and net unrealized gains on equity securities of $10,359. The increase in the fair value of our fixed income securities was driven by a sharp decline in U.S. interest rates over 2019 to result in a strong rally for the fixed income asset class. The increase in the fair value of our equity securities is consistent with the fluctuations in the equity markets in the same period.

NI Holdings has evaluated each fixed income security in a loss position and taken into account the severity and duration of the impairment, the current rating on the security (if any), and the outlook for the issuer according to independent analysts. NI Holdings believes that any declines in fair value of individual securities in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that the Company will not recover the entire amortized cost basis.

Income before Income Taxes

For the year ended December 31, 2019, NI Holdings had pre-tax income of $33,811 compared to $39,165 for the year ended December 31, 2018. The decrease in pre-tax income was largely attributable to increased loss experience in our private passenger auto and crop segments in 2019 and the elimination of the 2018 purchase accounting gain associated with the acquisition of Direct Auto, offset by the net gain attributed to the favorable change in unrealized gain of equity securities.

Income Taxes

NI Holdings recorded income tax expense of $7,311 for the year ended December 31, 2019, compared to $7,921 for the year ended December 31, 2018. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for 2019 was 21.6% compared to an effective tax rate of 20.2% for 2018.

The valuation allowance against certain deferred income tax assets was $594 as of December 31, 2019, compared to $587 as of December 31, 2018.

Net Income

For the year ended December 31, 2019, NI Holdings had net income before non-controlling interest of $26,500 compared to $31,244 for 2018. This decrease in net income was primarily attributable to increased loss experience in our private passenger auto and crop segments in 2019 and the elimination of the 2018 purchase accounting gain associated with the acquisition of Direct Auto, offset by the net gain attributed to the favorable change in unrealized gain of equity securities.

Return on Average Equity

For the year ended December 31, 2019, NI Holdings had annualized return on average equity, after non-controlling interest, of 9.1% compared to annualized return on average equity, after non-controlling interest, of 11.8% for the year ended December 31, 2018. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Years ended December 31, 2018 and 2017

The consolidated net income for NI Holdings was $31,244 for the year ended December 31, 2018 compared to $15,612 for the year ended December 31, 2017. The major components of NI Holdings’ operating revenues and net income for the two years were as follows:

	Year Ended December 31,
	2018	2017
Revenues:
Net premiums earned	$195,720	$179,464
Fee and other income	6,496	1,648
Net investment income	6,180	5,031
Net capital gain on investments	3,974	2,997
Total revenues	$212,370	$189,140

Components of net income:
Net premiums earned	$195,720	$179,464
Losses and loss adjustment expenses	119,088	122,711
Amortization of deferred policy acquisition costs and other underwriting and general expenses	54,117	44,423
Underwriting gain	22,515	12,330
Fee and other income	6,496	1,648
Net investment income	6,180	5,031
Net capital gain on investments	3,974	2,997
Income before income taxes	39,165	22,006
Income taxes	7,921	6,394
Net income	$31,244	$15,612

Net Premiums Earned

NI Holdings’ net premiums earned for the year ended December 31, 2018 increased 9.1% to $195,720 compared to $179,464 for the year ended December 31, 2017.

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

Direct premiums earned for the year ended December 31, 2018 increased $30,182, or 15.9%, to $219,600 from $189,418 for 2017. Assumed premiums earned decreased slightly. Ceded premiums earned were $13,729 more in 2018 compared to 2017 due to increased ceding of 2018 crop insurance premiums back to the FCIC under the gain-sharing provision of the federal crop insurance program. The addition of the Direct Auto non-standard auto business contributed $14,516 to the net year-over-year increase of $16,256 in net premiums earned.

Our personal lines of business (private passenger auto, home and farm) continued to grow outside of North Dakota. Our non-standard auto business also grew year-over-year due to rate increases in Nevada and the addition of Direct Auto. Our crop business decreased $1,507 on a direct basis in 2018 compared to 2017 due to a combination of reduced acreage insured and lower commodity prices. On a net basis, crop premiums decreased $15,127 primarily from increased ceding of premiums due to gain-sharing of favorable loss experience.

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

The Company’s overall loss and LAE experience significantly improved year-over-year. Private passenger auto experienced higher loss and LAE ratios due to reduced favorable claim reserve development in 2018 compared to 2017. Experience on the non-standard auto business improved, and also reflects a lower loss and LAE ratio on the acquired Direct Auto business. The assumed reinsurance portion of the all other segment experience was favorable due to a relatively quiet catastrophe period in 2018, compared to a high level of hurricanes and wildfires in 2017.

Loss experience for our crop business improved considerably year-over-year. Conditions were very favorable during the 2018 growing season, and early snows and cold temperatures did not materially affect crop production through the harvest. During 2017, early season drought conditions in western North Dakota was the primary reason for the higher loss ratio.

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

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $9,694 in 2018, or 21.8%, compared to 2017.

	Year Ended December 31,
	2018	2017
Underlying expenses	$58,124	$44,340
Deferral of policy acquisition costs	(35,863)	(27,667)
Other underwriting and general expenses	22,261	16,673
Amortization of deferred policy acquisition costs	31,856	27,750
Total reported expenses	$54,117	$44,423

Underlying expenses were $13,784 higher in the year ended December 31, 2018 compared to 2017 across various expense categories. Policy acquisition costs have increased due to higher written premiums. Employee costs have increased, due primarily to stock compensation costs. Consulting expenses have increased relating to technology and public company services. The new Direct Auto subsidiary contributed $5,388 of underlying expenses and $3,507 amortization of other intangibles to the current year.

Expense deferrals were $8,196 higher in 2018 than 2017 due to the increase in direct premiums written in 2018, whereas amortization of those costs was $4,106 higher in 2018 due to the increase in direct premiums earned in 2018. The net increase in deferrals is primarily due to the establishment of deferred policy acquisition costs on new business for Direct Auto after the acquisition.

The expense ratio of 27.7% for the year ended December 31, 2018 was 2.9 percentage points higher than 2017, due to the higher policy acquisition costs, higher consulting services and share-based compensation, and the increased ceding of crop insurance premiums. The Direct Auto business model, which includes a higher level of expenses offset by lower losses and LAE than the Primero business model, also contributes to a higher expense ratio.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2018	2017
Underwriting gain (loss):
Private passenger auto	$(589)	$3,739
Non-standard auto	4,093	(1,217)
Home and farm	2,012	500
Crop	13,611	6,959
All other	3,388	2,349
Total underwriting gain	$22,515	$12,330

The underwriting results for all of our business segments improved significantly year-over-year, other than the private passenger auto business. The private passenger auto business benefited from a higher amount of favorable claim reserve development in 2017 compared to 2018.

Rate increases and other underwriting actions on our Primero non-standard auto business reduced the underwriting loss considerably from the prior year. Fee income attributable to this segment is a key component in measuring its profitability. The new Direct Auto non-standard auto business is expected to experience a lower loss and LAE ratio while generating only minimal fee income. Fee income on the non-standard auto business was $1,406 and $1,087 for the years ended December 31, 2018 and 2017, respectively.

The underwriting results on our crop insurance business are significantly improved compared to the prior year. In 2017, higher loss experience was reported due to the early season drought conditions in western North Dakota. In 2018, favorable growing conditions reduced our loss experience considerably, which was partially offset by increased gain-sharing of profits back to the FCIC.

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

Investment income, net of investment expense, increased $1,149 for the year ended December 31, 2018 compared to 2017. This increase is attributable to an increase in invested assets caused the timing of the investment actions taken with respect to the receipt of the proceeds of over $90 million from the Company’s initial public offering in March 2017. Cash and invested assets also increased a net $53,533 in September 2018 from the acquisition of Direct Auto. The majority of Direct Auto cash and invested assets was in short term cash and cash equivalents at the closing date. The weighted average gross yield on invested assets remained level at 2.5% in 2018 compared to 2017.

Net Capital Gain on Investments

NI Holdings had net capital gains on investment of $3,974 for the year ended December 31, 2018, compared to $2,997 for the year ended December 31, 2017. The Company recorded $382 and $330 of other-than-temporary impairments during the years ended December 31, 2018 and 2017, respectively.

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

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings believes that any declines in fair value of individual securities in its existing portfolio are most likely attributable to short-term market trends and there is no evidence that the Company will not recover the entire amortized cost basis.

Income before Income Taxes

For the year ended December 31, 2018, NI Holdings had pre-tax income of $39,165 compared to pre-tax income of $22,006 for the year ended December 31, 2017. The increase in pre-tax income was largely attributable to favorable loss experience in our crop business and our all other segment, the gain realized as a result of the purchase accounting afforded the acquisition of Direct Auto, and favorable operating results from Direct Auto.

Income Taxes

NI Holdings recorded income tax expense of $7,921 for the year ended December 31, 2018, compared to $6,394 of income tax expense for the year ended December 31, 2017. Our effective tax rate for 2018 was 20.2% compared to an effective tax rate of 29.1% for 2017. A portion of income tax expense relates to state income taxes primarily relating to the state of Illinois for Direct Auto.

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

Financial Position

The major components of NI Holdings’ financial position are as follows:

	December 31,
	2019	2018
Assets
Cash and investments	$419,923	$374,371
Premiums and agents’ balances receivable	36,691	34,287
Deferred policy acquisition costs	15,399	12,866
Receivable from Federal Crop Insurance Corporation	14,230	16,169
Other assets	21,916	20,799
Total assets	$508,159	$458,492

Liabilities
Unpaid losses and loss adjustment expenses	$93,250	$87,121
Unearned premiums	89,276	84,767
Other liabilities	15,830	10,851
Total liabilities	198,356	182,739

Equity	309,803	275,753
Total liabilities and equity	$508,159	$458,492

At December 31, 2019, NI Holdings’ total assets increased $49,667, or 10.8%, from December 31, 2018. Cash and investments increased due to positive earnings in the business, as well as unrealized appreciation in equity securities. Deferred policy acquisition costs also increased due to growth in the business and the addition of Direct Auto.

At December 31, 2019, total liabilities increased $15,617, or 8.6%, from December 31, 2018. Unpaid losses and LAE increased for the crop segment. Unearned premium increased due to growth across most segments. Deferred income tax liabilities increased $3,879, reflecting the increase in unrealized gains in investments.

Total equity increased by $34,050, or 12.4%, during the year ended December 31, 2019. The increase in equity primarily reflects consolidated net income of $26,500 for the year and other comprehensive income of $7,557, due to higher fair values within our fixed income securities portfolio.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering, which we hoped to use for strategic acquisitions. However, these monies are available if necessary to meet the demands of claim settlements and operating expenses. In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we used $20,000 for the acquisition of Westminster American; another $20,000 will be used over the next three years.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Net cash flows from operating activities	$25,665	$20,955	$18,425
Net cash flows from investing activities	(30,458)	23,397	(91,857)
Net cash flows from financing activities	(2,025)	(2,996)	82,708
Net (decrease) increase in cash and cash equivalents	$(6,818)	$41,356	$9,276

For the year ended December 31, 2019, net cash provided by operating activities totaled $25,666 compared to $20,955 a year ago. Consolidated net income of $26,500 for the year ended December 31, 2019 compared to $31,244 for the same period a year ago. During 2019, unrealized gains on investments were offset by increases in unpaid losses and LAE and unearned premiums to serve as the primary reconciling items between net income and net cash flows from operating activities. During 2018, the gain from the application of purchase accounting to the Direct Auto acquisition, additional deferral of policy acquisition costs, and changes to the receivable from FCIC and federal income tax recoverable/payable were offset by unearned premiums to serve as the primary reconciling items between net income and net cash flows from operating activities.

For the year ended December 31, 2017, net cash provided by operating activities totaled $18,425, including consolidated net income of $15,612. During 2017, changes to the receivable from FCIC, federal income tax recoverable/payable, and unearned premiums were offset by changes in unpaid losses and LAE to serve as the primary reconciling items between net income and net cash flows from operating activities.

Net cash used by investing activities totaled $30,458 for the year ended December 31, 2019, compared to $23,397 net cash provided by investing activities in 2018. The net cash used in 2019 primarily reflects the impact of investing excess cash generated from operations and the cash and cash equivalents acquired as part of the Direct Auto acquisition into longer term investments. The net cash provided in 2018 primarily relates to the acquisition of Direct Auto as the purchase price of $17,000 was more than offset by the cash and cash equivalents acquired in connection with the purchase ($44,485). The net cash used in 2017 primarily resulted from the opportunity to invest the excess cash raised from our initial public offering.

Net cash used by financing activities was $2,025 and $2,996 for the years ended December 31, 2019 and 2018, respectively, and was attributable to the purchase of treasury stock. Net cash provided by financing activities of $82,708 for the year ended December 31, 2017 reflects the net proceeds from our initial public offering, offset by the initial funding of our new employee stock option plan and the purchase of treasury stock.

As a standalone entity, and outside of the net proceeds from the recent initial public offering, NI Holdings’ principal source of long-term liquidity will be dividend payments from its directly-owned subsidiaries.

Nodak Insurance is restricted by the insurance laws of North Dakota as to the amount of dividends or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

The amount available for payment of dividends from Nodak Insurance to us during 2020 without the prior approval of the North Dakota Insurance Department is approximately $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2019, 2018, or 2017.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2019 or 2018.

We will have the ability to receive dividends from Westminster American only after all of Westminster American’s obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days.

Contractual Obligations Table

The following table summarizes, as of December 31, 2019, NI Holdings’ future payments and estimated claims and claims related payments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Estimated gross loss & LAE payments	$93,250	$53,078	$24,753	$10,126	$5,293
Acquisition of Westminster American	40,000	20,000	20,000	—	—
Operating lease obligations	2,969	370	568	678	1,353
Total	$136,219	$73,448	$45,321	$10,804	$6,646

The timing of the amounts of the gross loss and LAE payments is an estimate based on historical experience and the expectations of future payment patterns. The actual timing and amounts of these payments in the future may vary from the amounts stated above.

Westminster American was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the initial public offering at time of closing. The Company will pay another $20,000, plus or minus any adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 5 to the Consolidated Financial Statements, included elsewhere in this Form 10-K.

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

The portfolio duration of the fixed income securities in NI Holdings’ investment portfolio at December 31, 2019 was 3.46 years. The Company’s fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. NI Holdings carries these investments as available for sale. This allows the Company to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management and Board of Directors and consultation with our outside investment manager.

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

The table below shows the interest rate sensitivity of NI Holdings’ fixed income securities measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2019:

Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(21,976)	$273,969
100 basis point increase	(10,875)	285,071
No change	—	295,945
100 basis point decrease	10,518	306,463
200 basis point decrease	21,273	317,218

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

Although inflation has slowed in recent years, it is still a factor in our economy. In the auto insurance industry, the increasing cost of technology in today’s newer vehicles has increased the repair costs after accidents and also increased the proportion of vehicles considered totaled due to the high cost of repair parts. The private passenger auto insurance industry, including NI Holdings, has experienced upward pressure on loss and LAE ratios as premium levels attempt to maintain pace with this inflation.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Washington, Pennsylvania

March 11, 2020

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(dollar amounts in thousands, except par value)

	2019	2018
Assets:
Cash and cash equivalents	$62,132	$68,950
Fixed income securities, at fair value	295,945	254,969
Equity securities, at fair value	59,932	48,498
Other investments	1,914	1,954
Total cash and investments	419,923	374,371

Premiums and agents' balances receivable	36,691	34,287
Deferred policy acquisition costs	15,399	12,866
Reinsurance recoverables on losses	4,045	2,232
Accrued investment income	2,089	1,898
Property and equipment	7,694	6,979
Receivable from Federal Crop Insurance Corporation	14,230	16,169
Goodwill and other intangibles	2,912	4,623
Other assets	5,176	5,067
Total assets	$508,159	$458,492

Liabilities:
Unpaid losses and loss adjustment expenses	$93,250	$87,121
Unearned premiums	89,276	84,767
Reinsurance premiums payable	170	—
Income tax payable	1,645	756
Deferred income taxes, net	4,590	711
Accrued expenses and other liabilities	9,425	9,384
Commitments and contingencies	—	—
Total liabilities	198,356	182,739

Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2019 – 22,119,380 shares, 2018 – 22,192,894 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	95,961	94,486
Unearned employee stock ownership plan shares	(1,671)	(1,914)
Retained earnings	218,480	183,946
Accumulated other comprehensive income, net of income taxes	5,612	6,376
Treasury stock, at cost, 2019 – 713,565 shares, 2018 – 615,736 shares	(12,308)	(10,634)
Non-controlling interest	3,499	3,263
Total equity	309,803	275,753

Total liabilities and equity	$508,159	$458,492

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

(dollar amounts in thousands, except per share data)

	2019	2018	2017
Revenues:
Net premiums earned	$246,438	$195,720	$179,464
Fee and other income	2,125	6,496	1,648
Net investment income	7,433	6,180	5,031
Net capital gain on investments	14,783	3,974	2,997
Total revenues	270,779	212,370	189,140

Expenses:
Losses and loss adjustment expenses	169,710	119,088	122,711
Amortization of deferred policy acquisition costs	46,188	31,856	27,750
Other underwriting and general expenses	21,070	22,261	16,673
Total expenses	236,968	173,205	167,134

Income before income taxes	33,811	39,165	22,006
Income taxes	7,311	7,921	6,394
Net income	26,500	31,244	15,612
Net income (loss) attributable to non-controlling interest	99	163	(379)
Net income attributable to NI Holdings, Inc.	$26,401	$31,081	$15,991

Basic earnings per common share	$1.19	$1.39	$0.71
Diluted earnings per common share	$1.19	$1.39	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(dollar amounts in thousands)

	2019
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$26,401	$99	$26,500
Other comprehensive income, before income taxes:
Holding gains on investments	9,583	177	9,760
Reclassification adjustment for net realized capital gain included in net income	(191)	(3)	(194)
Other comprehensive income, before income taxes	9,392	174	9,566
Income tax expense related to items of other comprehensive income	(1,972)	(37)	(2,009)
Other comprehensive income, net of income taxes	7,420	137	7,557
Comprehensive income	$33,821	$236	$34,057

	2018
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$31,081	$163	$31,244
Other comprehensive loss, before income taxes:
Holding losses on investments	(8,206)	(99)	(8,305)
Reclassification adjustment for net realized capital gain included in net income	(3,974)	—	(3,974)
Other comprehensive loss, before income taxes	(12,180)	(99)	(12,279)
Income tax benefit related to items of other comprehensive income	2,558	21	2,579
Other comprehensive loss, net of income taxes	(9,622)	(78)	(9,700)
Comprehensive income	$21,459	$85	$21,544

	2017
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$15,991	$(379)	$15,612
Other comprehensive income, before income taxes:
Holding gains on investments	7,623	6	7,629
Reclassification adjustment for net realized capital loss (gain) included in net income (loss)	(3,046)	49	(2,997)
Other comprehensive income, before income taxes	4,577	55	4,632
Income tax expense related to items of other comprehensive income	(1,601)	(20)	(1,621)
Other comprehensive income, net of income taxes	2,976	35	3,011
Comprehensive income (loss)	$18,967	$(344)	$18,623

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2019, 2018 and 2017

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, January 1, 2017	$—	$—	$—	$139,591	$10,305	$—	$3,522	$153,418

Issuance of common stock	230	92,915	(2,400)	—	—	—	—	90,745
Net income (loss)	—	—	—	15,991	—	—	(379)	15,612
Other comprehensive income, net of income taxes	—	—	—	—	2,976	—	35	3,011
Reclassification of income tax effects stranded in AOCI from tax reform	—	—	—	(2,717)	2,717	—	—	—
Share-based compensation	—	423	—	—	—	—	—	423
Purchase of treasury stock	—	—	—	—	—	(8,037)	—	(8,037)
Distribution of employee stock ownership plan shares	—	158	243	—	—	—	—	401
Balance, December 31, 2017	230	93,496	(2,157)	152,865	15,998	(8,037)	3,178	255,573

Net income	—	—	—	31,081	—	—	163	31,244
Other comprehensive loss, net of income taxes	—	—	—	—	(9,622)	—	(78)	(9,700)
Share-based compensation	—	1,232	—	—	—	—	—	1,232
Purchase of treasury stock	—	—	—	—	—	(2,996)	—	(2,996)
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Distribution of employee stock ownership plan shares	—	157	243	—	—	—	—	400
Balance, December 31, 2018	230	94,486	(1,914)	183,946	6,376	(10,634)	3,263	275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	26,401	—	—	99	26,500
Other comprehensive income, net of income taxes	—	—	—	—	7,420	—	137	7,557
Share-based compensation	—	1,613	—	—	—	—	—	1,613
Purchase of treasury stock	—	—	—	—	—	(2,006)	—	(2,006)
Issuance of vested award shares	—	(300)	—	(51)	—	332	—	(19)
Distribution of employee stock ownership plan shares	—	162	243	—	—	—	—	405
Balance, December 31, 2019	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(dollar amounts in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$26,500	$31,244	$15,612
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on acquisition of Direct Auto Insurance Company	—	(4,578)	—
Net capital gain on investments	(14,783)	(3,974)	(2,997)
Deferred income tax expense (benefit)	1,871	(692)	(2,067)
Depreciation of property and equipment	538	492	500
Amortization of intangibles	1,711	3,507	43
Distribution of employee stock ownership plan shares	405	400	401
Share-based incentive compensation	1,613	1,232	423
Amortization of deferred policy acquisition costs	46,188	31,856	27,750
Deferral of policy acquisition costs	(48,721)	(35,863)	(27,667)
Net amortization of premiums and discounts on investments	1,146	1,149	1,368
Loss (gain) on sale of property and equipment	37	(11)	—
Changes in assets and liabilities which provided (used) cash:
Premiums and agents’ balances receivable	(2,404)	(2,806)	(3,646)
Reinsurance premiums payable	170	(428)	389
Reinsurance recoverables on losses	(1,813)	1,896	3,064
Accrued investment income	(191)	161	(565)
Receivable from Federal Crop Insurance Corporation	1,939	(5,668)	6,260
Income tax recoverable / payable	889	(1,721)	3,924
Other assets	(109)	(1,477)	506
Unpaid losses and loss adjustment expenses	6,129	264	(13,742)
Unearned premiums	4,509	5,550	5,817
Accrued expenses and other liabilities	41	422	3,052
Net cash flows from operating activities	25,665	20,955	18,425

Cash flows from investing activities:
Proceeds from sales of fixed income securities	59,649	61,465	24,584
Proceeds from sales of equity securities	20,174	23,409	11,125
Purchases of fixed income securities	(92,012)	(73,871)	(100,896)
Purchases of equity securities	(17,042)	(13,557)	(25,419)
Purchases of property and equipment, net	(1,290)	(1,552)	(1,334)
Acquisition of Direct Auto Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	—	27,485	—
Other	63	18	83
Net cash flows from investing activities	(30,458)	23,397	(91,857)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	93,145
Purchases of treasury stock	(2,006)	(2,996)	(8,037)
Loan to employee stock ownership plan	—	—	(2,400)
Issuance of restricted stock awards	(19)	—	—
Net cash flows from financing activities	(2,025)	(2,996)	82,708

Net (decrease) increase in cash and cash equivalents	(6,818)	41,356	9,276

Cash and cash equivalents at beginning of period	68,950	27,594	18,318

Cash and cash equivalents at end of period	$62,132	$68,950	$27,594

The Company paid $3,500, $10,300, and $4,550 in federal income taxes during 2019, 2018, and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $1,914 at December 31, 2019 and $1,954 at December 31, 2018.

Reclassifications:

Certain amounts in the 2018 Consolidated Financial Statements have been reclassified to conform to the 2019 presentation. The reclassifications did not impact the 2017 Consolidated Financial Statements.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return. For the year ended December 31, 2017 and thereafter, the consolidated federal income tax return included, and will include thereafter, NI Holdings and its wholly-owned subsidiaries. Direct Auto became part of the consolidated federal income tax return as of its acquisition date.

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

Credit Risk:

Our primary investment objective is to earn competitive returns by investing in a diversified portfolio of securities. Our portfolio of fixed income securities and, to a lesser extent, short-term investments, is subject to credit risk. We define this risk as the potential loss in fair value resulting from adverse changes in the borrower’s ability to repay the debt. We manage this risk by performing an analysis of prospective investments and through regular reviews of our portfolio by our management team and investment advisors. We also limit the amount of our total investment portfolio that we invest in any one security.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the years ended December 31, 2019, 2018, or 2017.

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

Direct Auto remains headquartered in Chicago, Illinois and the current president (who was also one of the principal shareholders) of Direct Auto continues to manage the Direct Auto insurance operations along with the staff and management team in place at the time of the acquisition. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

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

We assigned fair values to the acquired intangibles consisting of favorable lease contract, state insurance license, Direct Auto trade name, and VOBA of $20, $100, $248, and $5,134, respectively. The state insurance license has an indefinite life, while the other intangibles will be amortized over useful lives of up to five years.

During the years ended December 31, 2019 and 2018, the acquired Direct Auto business contributed revenues of $49,135 and $14,178, respectively, and net income of $9,867 and $2,979, respectively, to the Company. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro Forma Year Ended December 31,
	2019	2018	2017
Revenues	$270,779	$237,346	$226,997

Net income attributable to NI Holdings, Inc.	26,518	27,166	21,678

Basic earnings per common share attributable to NI Holdings, Inc.	1.20	1.21	0.96

The Company did not reflect any material, nonrecurring pro forma adjustments directly attributable to the business combination to the above pro forma revenue and earnings.

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

In January 2019, the Company adopted amended guidance from the FASB that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. Effective January 1, 2019, we applied this guidance, which resulted in a cumulative-effect reclassification of after-tax unrealized net capital gains aggregating $8,184, from accumulated other comprehensive income to retained earnings. This reclassification had no impact to the Company’s results of operations at the date of adoption. The after-tax change in accounting for equity securities did not affect the Company’s total Equity; however, the unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Prior year financial statements were not restated. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of other comprehensive income, which will add a level of volatility to our net income.

In December 2019, the Company adopted guidance from the FASB that establishes the manner in which an entity recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance replaces most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. The Company has reviewed its sources of revenues, and has determined that no material revenues are derived from non-insurance contracts and thus subject to the new revenue recognition guidance. As a result, there was no impact to the Company’s financial position, results of operations, or cash flows.

In December 2019, the Company adopted amended guidance from the FASB that addressed diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows, and the presentation of restricted cash in the Consolidated Statement of Cash Flows. The amendments provided clarity on the treatment of eight specifically defined types of cash inflows and outflows, and requires entities to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. There was no impact to the Company’s financial position, results of operations, or cash flows.

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

2019 for Securities and Exchange Commission filers that are not smaller reporting companies. For private companies, smaller reporting companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

In March 2017, the FASB issued amended guidance to shorten the amortization period of premiums on certain purchased callable fixed income securities to the earliest call date. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entities. For private companies and emerging growth companies, this amended guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the requirements of this guidance and the potential impact to our financial position, results of operations, and cash flows.

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

In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes. The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, for public business entities. For private companies and emerging growth companies, this amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

6.            Investments

The amortized cost and estimated fair value of investment securities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$472	$(4)	$17,546
Obligations of states and political subdivisions	55,232	1,511	(91)	56,652
Corporate securities	109,457	3,772	(16)	113,213
Residential mortgage-backed securities	50,458	1,050	(22)	51,486
Commercial mortgage-backed securities	26,450	658	(51)	27,057
Asset-backed securities	30,029	132	(170)	29,991
Total fixed income securities	288,704	7,595	(354)	295,945

Equity securities:
Basic materials	1,062	155	(7)	1,210
Communications	4,823	2,342	(169)	6,996
Consumer, cyclical	5,477	4,207	(72)	9,612
Consumer, non-cyclical	7,483	5,255	(171)	12,567
Energy	2,817	124	(485)	2,456
Financial	5,059	905	(35)	5,929
Industrial	5,293	4,023	(17)	9,299
Technology	6,022	5,867	(26)	11,863
Total equity securities	38,036	22,878	(982)	59,932
Total investments	$326,740	$30,473	$(1,336)	$355,877

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$19,183	$158	$(133)	$19,208
Obligations of states and political subdivisions	52,782	475	(559)	52,698
Corporate securities	95,290	265	(1,413)	94,142
Residential mortgage-backed securities	50,902	110	(729)	50,283
Commercial mortgage-backed securities	19,520	65	(270)	19,315
Asset-backed securities	19,617	4	(298)	19,323
Total fixed income securities	257,294	1,077	(3,402)	254,969

Equity securities:
Basic materials	1,527	—	(187)	1,340
Communications	4,076	1,296	(424)	4,948
Consumer, cyclical	5,128	2,650	(167)	7,611
Consumer, non-cyclical	9,356	3,929	(916)	12,369
Energy	1,622	8	(289)	1,341
Financial	4,856	121	(549)	4,428
Industrial	4,537	2,529	(368)	6,698
Technology	7,037	3,647	(921)	9,763
Total equity securities	38,139	14,180	(3,821)	48,498
Total investments	$295,433	$15,257	$(7,223)	$303,467

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,567	$19,663
After one year through five years	84,937	87,134
After five years through ten years	55,927	58,466
After ten years	21,336	22,148
Mortgage / asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

	December 31, 2018
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,490	$12,463
After one year through five years	96,900	96,614
After five years through ten years	52,128	51,351
After ten years	5,737	5,620
Mortgage / asset-backed securities	90,039	88,921
Total fixed income securities	$257,294	$254,969

Fixed income securities with a fair value of $5,585 at December 31, 2019 and $4,900 at December 31, 2018 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	December 31, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$494	$(4)	$—	$—	$494	$(4)
Obligations of states and political subdivisions	8,018	(91)	—	—	8,018	(91)
Corporate securities	2,066	(15)	650	(1)	2,716	(16)
Residential mortgage-backed securities	2,911	(9)	2,583	(13)	5,494	(22)
Commercial mortgage-backed securities	4,841	(35)	653	(16)	5,494	(51)
Asset-backed securities	8,511	(96)	7,686	(74)	16,197	(170)
Total fixed income securities	26,841	(250)	11,572	(104)	38,413	(354)

Equity securities:
Basic materials	258	(7)	—	—	258	(7)
Communications	506	(—)	658	(169)	1,164	(169)
Consumer, cyclical	595	(30)	146	(42)	741	(72)
Consumer, non-cyclical	1,033	(171)	—	—	1,033	(171)
Energy	823	(432)	6	(53)	829	(485)
Financial	393	(35)	—	—	393	(35)
Industrial	620	(17)	—	—	620	(17)
Technology	575	(26)	—	—	575	(26)
Total equity securities	4,803	(718)	810	(264)	5,613	(982)
Total investments	$31,644	$(968)	$12,382	$(368)	$44,026	$(1,336)

	December 31, 2018
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,593	$(3)	$7,523	$(130)	$10,116	$(133)
Obligations of states and political subdivisions	8,467	(119)	18,218	(440)	26,685	(559)
Corporate securities	24,793	(266)	45,033	(1,147)	69,826	(1,413)
Residential mortgage-backed securities	10,325	(62)	26,459	(667)	36,784	(729)
Commercial mortgage-backed securities	5,980	(55)	7,117	(215)	13,097	(270)
Asset-backed securities	7,908	(183)	10,276	(115)	18,184	(298)
Total fixed income securities	60,066	(688)	114,626	(2,714)	174,692	(3,402)

Equity securities:
Basic materials	1,340	(187)	—	—	1,340	(187)
Communications	2,001	(378)	167	(46)	2,168	(424)
Consumer, cyclical	1,237	(167)	—	—	1,237	(167)
Consumer, non-cyclical	4,781	(899)	316	(17)	5,097	(916)
Energy	1,041	(289)	—	—	1,041	(289)
Financial	3,722	(549)	—	—	3,722	(549)
Industrial	2,281	(368)	—	—	2,281	(368)
Technology	3,212	(833)	123	(88)	3,335	(921)
Total equity securities	19,615	(3,670)	606	(151)	20,221	(3,821)
Total investments	$79,681	$(4,358)	$115,232	$(2,865)	$194,913	$(7,223)

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

The Company did not record any impairments in 2019. The Company recorded impairments of $382 and $330 in the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, we held 88 fixed income securities with unrealized losses. As of December 31, 2018, we held 317 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities that had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Fixed income securities	$8,394	$6,975	$6,010
Equity securities	996	934	650
Real estate	365	364	352
Cash and cash equivalents	71	111	57
Total gross investment income	9,826	8,384	7,069
Investment expenses	2,393	2,204	2,038
Net investment income	$7,433	$6,180	$5,031

Net realized capital gain on investments consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Gross realized gains:
Fixed income securities	$341	$72	$127
Equity securities	4,311	5,890	3,646
Total gross realized gains	4,652	5,962	3,773

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(147)	(426)	(227)
Equity securities	(1,259)	(1,180)	(219)
Total gross realized losses, excluding other-than-temporary impairment losses	(1,406)	(1,606)	(446)

Other-than-temporary impairment losses	—	(382)	(330)
Net realized gain on investments	3,246	3,974	2,997

Change in net unrealized gain on equity securities	11,537	—	—
Net capital gain on investments	$14,783	$3,974	$2,997

7.            Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at December 31, 2019 and 2018 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at December 31, 2019 or 2018.

The following tables set forth our assets that are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,546	$—	$17,546	$—
Obligations of states and political subdivisions	56,652	—	56,652	—
Corporate securities	113,213	—	113,213	—
Residential mortgage-backed securities	51,486	—	51,486	—
Commercial mortgage-backed securities	27,057	—	27,057	—
Asset-backed securities	29,991	—	29,991	—
Total fixed income securities	295,945	—	295,945	—

Equity securities:
Basic materials	1,210	1,210	—	—
Communications	6,996	6,996	—	—
Consumer, cyclical	9,612	9,612	—	—
Consumer, non-cyclical	12,567	12,567	—	—
Energy	2,456	2,456	—	—
Financial	5,929	5,929	—	—
Industrial	9,299	9,299	—	—
Technology	11,863	11,863	—	—
Total equity securities	59,932	59,932	—	—

Cash and cash equivalents	62,132	62,132	—	—
Total assets at fair value	$418,009	$122,064	$295,945	$—

	December 31, 2018
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,208	$—	$19,208	$—
Obligations of states and political subdivisions	52,698	—	52,698	—
Corporate securities	94,142	—	94,142	—
Residential mortgage-backed securities	50,283	—	50,283	—
Commercial mortgage-backed securities	19,315	—	19,315	—
Asset-backed securities	19,323	—	19,323	—
Total fixed income securities	254,969	—	254,969	—

Equity securities:
Basic materials	1,340	1,340	—	—
Communications	4,948	4,948	—	—
Consumer, cyclical	7,611	7,611	—	—
Consumer, non-cyclical	12,369	12,369	—	—
Energy	1,341	1,341	—	—
Financial	4,428	4,428	—	—
Industrial	6,698	6,698	—	—
Technology	9,763	9,763	—	—
Total equity securities	48,498	48,498	—	—

Cash and cash equivalents	68,950	68,950	—	—
Total assets at fair value	$372,417	$117,448	$254,969	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2019 or 2018.

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

As a group, during the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. During the years ended December 31, 2018 and 2017, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. For 2020, the catastrophe retention amount remains at $10,000 while the overall catastrophic reinsurance program limit increased to $97,000. See Note 24.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	2019		2018		2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$262,145	$257,661	$225,223	$219,600	$195,238	$189,418
Assumed premium	5,921	5,897	6,441	6,514	6,709	6,711
Ceded premium	(17,120)	(17,120)	(30,394)	(30,394)	(16,665)	(16,665)
Net premiums	$250,946	$246,438	$201,270	$195,720	$185,282	$179,464

Percentage of assumed premium earned to direct premium earned		2.3%		3.0%		3.6%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	2019	2018	2017
Direct losses and loss adjustment expenses	$173,943	$119,894	$124,117
Assumed losses and loss adjustment expenses	4,032	3,399	6,177
Ceded losses and loss adjustment expenses	(8,265)	(4,205)	(7,583)
Net losses and loss adjustment expenses	$169,710	$119,088	$122,711

If 100% of our ceded reinsurance was cancelled as of December 31, 2019, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.            Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$12,866	$8,859	$8,942
Deferral of policy acquisition costs	48,721	35,863	27,667
Amortization of deferred policy acquisition costs	(46,188)	(31,856)	(27,750)
Balance, end of year	$15,399	$12,866	$8,859

10.          Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$87,121	$45,890	$59,632
Reinsurance recoverables on losses	2,232	4,128	7,192
Net balance at beginning of year	84,889	41,762	52,440

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	17,795	—
Prior years	—	23,172	—
Total acquired	—	40,967	—

Incurred related to:
Current year	176,219	119,677	132,812
Prior years	(6,509)	(589)	(10,101)
Total incurred	169,710	119,088	122,711

Paid related to:
Current year	125,940	92,175	104,769
Prior years	39,454	24,753	28,620
Total paid	165,394	116,928	133,389

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	93,250	87,121	45,890
Reinsurance recoverables on losses	4,045	2,232	4,128
Net balance at end of year	$89,205	$84,889	$41,762

During 2019, the Company’s reported losses and LAE included $6,509 of net favorable development on prior accident years, compared to $589 of net favorable development on prior accident years during 2018, and $10,101 of net favorable development on prior accident years during 2017. Increases and decreases are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The following tables present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2010 through 2015, and through 2017 for the Direct Auto information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2019
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2010	$26,090	$23,801	$23,102	$23,325	$23,265	$23,271	$23,249	$23,123	$23,120	$23,117	$—	11,538
2011	—	25,552	24,126	25,220	24,409	24,209	23,967	23,814	23,826	23,852	—	11,544
2012	—	—	26,962	24,787	24,323	24,098	24,133	23,298	23,621	23,651	107	9,917
2013	—	—	—	29,079	27,840	27,363	27,334	26,014	26,138	26,105	48	10,825
2014	—	—	—	—	32,548	31,349	30,427	29,099	29,144	29,298	247	11,740
2015	—	—	—	—	—	32,438	31,532	30,461	30,503	30,679	384	11,685
2016	—	—	—	—	—	—	40,227	39,260	39,057	39,314	581	14,312
2017	—	—	—	—	—	—	—	40,779	40,199	40,120	588	13,723
2018	—	—	—	—	—	—	—	—	44,925	43,428	846	14,631
2019	—	—	—	—	—	—	—	—	—	53,769	2,879	15,215
									Total	$333,333

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019
2010	$18,100	$21,491	$21,633	$22,844	$22,810	$22,938	$23,063	$23,123	$23,120	$23,117
2011	—	19,116	22,161	22,325	23,024	23,339	23,583	23,732	23,747	23,852
2012	—	—	18,681	21,434	21,888	22,640	22,726	23,073	23,271	23,324
2013	—	—	—	20,077	23,576	24,765	24,918	25,718	25,843	26,035
2014	—	—	—	—	22,744	25,727	27,076	27,443	28,281	28,765
2015	—	—	—	—	—	23,401	27,171	28,933	29,598	29,795
2016	—	—	—	—	—	—	29,009	35,845	37,307	38,108
2017	—	—	—	—	—	—	—	31,033	37,050	38,331
2018	—	—	—	—	—	—	—	—	34,358	40,213
2019	—	—	—	—	—	—	—	—	—	42,414
									Total	$313,954
			All outstanding liabilities prior to 2010, net of reinsurance							13
		Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance								$19,392

(1) Prior years unaudited

Non- Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2019
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2010	$8,462	$8,536	$8,442	$8,411	$8,410	$8,400	$8,400	$8,402	$8,405	$8,405	$—	2,093
2011	—	8,129	8,173	8,178	8,191	8,168	8,168	8,168	8,178	8,178	—	1,939
2012	—	—	8,749	8,491	8,369	8,361	8,302	8,312	8,324	8,324	—	2,048
2013	—	—	—	11,063	10,823	10,800	10,804	10,843	10,833	10,828	2	2,617
2014	—	—	—	—	7,297	7,619	7,591	7,577	7,612	7,625	5	1,838
2015	—	—	—	—	—	9,727	9,806	9,655	9,691	9,641	6	1,793
2016	—	—	—	—	—	—	9,967	10,048	10,054	10,033	22	1,740
2017	—	—	—	—	—	—	—	8,722	8,654	8,556	58	1,454
2018	—	—	—	—	—	—	—	—	10,445	11,804	128	1,779
2019	—	—	—	—	—	—	—	—	—	12,264	1,273	1,416
									Total	$95,658

(1) Prior years unaudited

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019
2010	$4,788	$7,792	$8,332	$8,411	$8,410	$8,400	$8,400	$8,402	$8,405	$8,405
2011	—	4,457	7,445	7,984	8,146	8,168	8,168	8,168	8,178	8,178
2012	—	—	4,377	7,522	7,983	8,276	8,302	8,312	8,324	8,324
2013	—	—	—	6,320	9,675	10,508	10,717	10,805	10,815	10,818
2014	—	—	—	—	3,733	6,707	7,423	7,521	7,579	7,605
2015	—	—	—	—	—	5,335	8,685	9,479	9,557	9,620
2016	—	—	—	—	—	—	5,409	8,882	9,790	9,912
2017	—	—	—	—	—	—	—	4,348	7,660	8,204
2018	—	—	—	—	—	—	—	—	5,492	10,536
2019	—	—	—	—	—	—	—	—	—	6,309
									Total	$87,911
			All outstanding liabilities prior to 2010, net of reinsurance							—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$7,747

(1) Prior years unaudited

Non- Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2019
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2010	$6,189	$4,942	$5,101	$5,010	$5,048	$5,026	$4,911	$4,948	$4,943	$4,915	$22	3,908
2011	—	5,296	3,313	3,134	2,937	2,902	2,854	2,874	3,003	2,983	14	2,910
2012	—	—	7,164	4,159	3,927	3,916	4,215	4,643	4,909	4,930	56	3,357
2013	—	—	—	10,596	6,020	5,869	5,261	5,278	5,160	5,049	(59)	3,372
2014	—	—	—	—	14,010	9,068	6,224	8,381	6,745	6,476	(230)	4,788
2015	—	—	—	—	—	17,917	14,498	13,043	10,538	10,704	(536)	9,083
2016	—	—	—	—	—	—	20,547	14,660	13,552	13,956	267	11,149
2017	—	—	—	—	—	—	—	23,376	18,621	15,858	(1,445)	11,648
2018	—	—	—	—	—	—	—	—	25,791	22,662	(310)	15,402
2019	—	—	—	—	—	—	—	—	—	24,932	(10,918)	13,810
									Total	$112,465

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019
2010	$2,082	$3,057	$3,742	$4,317	$4,564	$4,748	$4,772	$4,841	$4,841	$4,841
2011	—	1,290	1,890	2,342	2,590	2,761	2,830	2,851	2,925	2,937
2012	—	—	1,696	2,421	3,041	3,587	4,081	4,503	4,671	4,730
2013	—	—	—	1,944	3,123	3,796	4,291	4,602	4,808	4,890
2014	—	—	—	—	2,201	3,573	4,452	5,369	5,781	6,151
2015	—	—	—	—	—	2,967	5,202	7,057	8,327	9,560
2016	—	—	—	—	—	—	3,526	6,272	8,559	10,603
2017	—	—	—	—	—	—	—	4,385	6,981	10,034
2018	—	—	—	—	—	—	—	—	6,034	12,285
2019	—	—	—	—	—	—	—	—	—	10,203
									Total	$76,234
			All outstanding liabilities prior to 2010, net of reinsurance							—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$36,231

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2019
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2010	$23,477	$23,007	$22,454	$22,209	$22,198	$22,202	$22,190	$22,190	$22,190	$22,202	$1	5,352
2011	—	31,948	32,104	32,113	31,771	31,684	31,388	31,306	31,313	31,312	—	6,087
2012	—	—	25,179	24,439	24,320	24,091	24,081	24,079	24,088	24,086	—	3,609
2013	—	—	—	29,976	29,217	28,531	28,315	28,286	28,315	27,593	11	4,186
2014	—	—	—	—	36,663	36,001	35,770	35,589	35,684	35,534	27	5,242
2015	—	—	—	—	—	32,789	31,818	31,297	31,577	31,446	21	3,922
2016	—	—	—	—	—	—	45,825	44,510	44,945	44,602	72	6,332
2017	—	—	—	—	—	—	—	42,110	41,593	41,886	565	4,915
2018	—	—	—	—	—	—	—	—	42,515	43,846	551	4,512
2019	—	—	—	—	—	—	—	—	—	45,438	2,064	5,038
									Total	$347,945

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019
2010	$19,902	$21,940	$21,955	$22,068	$22,117	$22,154	$22,190	$22,190	$22,190	$22,192
2011	—	29,399	33,019	31,126	31,460	31,702	31,277	31,304	31,313	31,312
2012	—	—	21,761	23,863	24,029	24,168	24,075	24,076	24,087	24,086
2013	—	—	—	23,354	26,934	27,183	27,221	27,456	27,495	27,560
2014	—	—	—	—	32,207	35,199	35,219	35,371	35,481	35,482
2015	—	—	—	—	—	27,204	30,164	30,350	30,573	31,383
2016	—	—	—	—	—	—	37,656	44,942	44,270	44,530
2017	—	—	—	—	—	—	—	34,657	38,928	40,442
2018	—	—	—	—	—	—	—	—	37,881	42,814
2019	—	—	—	—	—	—	—	—	—	38,709
									Total	$338,510
		All outstanding liabilities prior to 2010, net of reinsurance								—
		Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance								$9,435

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2019
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2010	$20,742	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$—	2,108
2011	—	55,094	54,953	59,651	59,651	59,651	59,651	59,651	59,651	59,651	—	3,211
2012	—	—	13,546	13,676	13,673	13,673	13,673	13,673	13,673	13,673	—	2,137
2013	—	—	—	40,976	39,665	39,665	39,665	39,665	39,665	39,665	—	2,097
2014	—	—	—	—	22,686	20,333	20,333	20,333	20,333	20,333	—	2,268
2015	—	—	—	—	—	13,813	13,849	13,849	13,849	13,849	—	2,427
2016	—	—	—	—	—	—	20,209	19,582	19,487	19,487	—	2,806
2017	—	—	—	—	—	—	—	33,733	34,181	34,181	—	2,968
2018	—	—	—	—	—	—	—	—	12,506	11,730	—	2,147
2019	—	—	—	—	—	—	—	—	—	33,913	168	3,027
									Total	$267,199

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019
2010	$19,678	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717	$20,717
2011	—	57,741	59,651	59,651	59,651	59,651	59,651	59,651	59,651	59,651
2012	—	—	13,078	13,673	13,673	13,673	13,673	13,673	13,673	13,673
2013	—	—	—	35,511	39,665	39,665	39,665	39,665	39,665	39,665
2014	—	—	—	—	17,788	20,333	20,333	20,333	20,333	20,333
2015	—	—	—	—	—	12,866	13,849	13,849	13,849	13,849
2016	—	—	—	—	—	—	16,444	19,487	19,487	19,487
2017	—	—	—	—	—	—	—	32,767	34,181	34,181
2018	—	—	—	—	—	—	—	—	10,764	11,730
2019	—	—	—	—	—	—	—	—	—	26,332
									Total	$259,618
		All outstanding liabilities prior to 2010, net of reinsurance								—
		Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance								$7,581

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2019
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$19,892
Non-standard auto (Primero)	7,747
Non-standard auto (Direct Auto)	36,231
Home and farm	10,503
Crop	8,579
All other	10,298
93,250
Reinsurance recoverables on losses:
Private passenger auto	500
Non-standard auto	—
Home and farm	1,068
Crop	998
All other	1,479
4,045

Net liability for unpaid losses and loss adjustment expenses	$89,205

The following table presents required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	51.8%	20.5%	10.8%	6.5%	4.5%	2.9%	1.5%	1.3%	0.2%	—
Non-Standard Auto (Primero)	78.2%	16.6%	3.6%	1.0%	0.3%	0.1%	0.2%	—	—	—
Non-Standard Auto (Direct Auto)	37.4%	23.6%	14.9%	10.3%	6.0%	3.2%	2.1%	1.1%	0.9%	0.5%
Home and Farm	77.5%	6.3%	11.8%	2.6%	0.1%	1.2%	0.2%	0.1%	0.2%	—
Crop	93.4%	4.5%	2.1%	—	—	—	—	—	—	—

11.          Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018	Estimated Useful Life
Cost:
Real estate	$12,733	$11,911	10 - 31 years
Electronic data processing equipment	1,271	1,286	5-7 years
Furniture and fixtures	2,796	2,829	5-7 years
Automobiles	1,130	1,596	2-3 years
Gross cost	17,930	17,622

Accumulated depreciation	(10,236)	(10,643)
Total property and equipment, net	$7,694	$6,979

Depreciation expense was $538, $492, and $500 during the years ended December 31, 2019, 2018 and 2017, respectively.

12.       Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,352, $1,315, and $1,289 during the years ended December 31, 2019, 2018, and 2017 respectively. Royalty amounts payable of $115 and $108 were accrued as a liability to the NDFB at December 31, 2019 and 2018, respectively.

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2019 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2020 without the prior approval of the North Dakota Insurance Department is $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2019, 2018, or 2017.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2019 or 2018.

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	December 31,
	2019	2018
Assets:
Cash and cash equivalents (overdraft)	$(716)	$(818)
Investments	4,661	4,304
Premiums and agents’ balances receivable	4,801	4,479
Reinsurance recoverables on losses (1)	26,330	21,117
Accrued investment income	33	31
Deferred income tax asset, net	343	414
Property and equipment	348	356
Other assets	45	48
Total assets	$35,845	$29,931

Liabilities:
Unpaid losses and loss adjustment expenses	$10,622	$6,579
Unearned premiums	15,708	14,538
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	1,706	972
Accrued expenses and other liabilities	1,310	1,579
Total liabilities	32,346	26,668

Equity:
Non-controlling interest	3,499	3,263
Total equity	3,499	3,263

Total liabilities and equity	$35,845	$29,931

(1) Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income, were $133, $159, and $153 during the year ended December 31, 2019, 2018, and 2017, respectively. There were no statutory-basis expenses reported, after intercompany eliminations, during the years ended December 31, 2019, 2018, and 2017.

13.       Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $618, $598, and $854 during the years ended December 31, 2019, 2018, and 2017, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company reported expenses related to the 401(k) plan totaling $516, $475, and $411 during the years ended December 31, 2019, 2018, and 2017, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses relating to this plan totaling $458, $451, and $183 for the years ended December 31, 2019, 2018, and 2017, respectively.

Employee Stock Ownership Plan

The Company has established an Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and will invest solely in common stock of the Company.

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

The Company recognized compensation expense of $405, $400, and $401 during the years ended December 31, 2019, 2018, and 2017, respectively, related to the ESOP.

Through December 31, 2019, 72,945 ESOP shares had been released and allocated to participants, with the remainder of 167,055 ESOP shares held in suspense at December 31, 2019. Using the Company’s year-end market price of $17.20, the fair value of the unearned ESOP shares was $2,873 at December 31, 2019.

14.          Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. There were no outstanding amounts during the years ended December 31, 2019, 2018, or 2017. This line of credit is scheduled to expire on October 31, 2020.

15.          Income Taxes

The components of our provision for income tax expense were as follows:

	Year Ended December 31,
	2019	2018	2017
Federal
Current	$5,116	$8,020	$8,461
Deferred	1,871	(692)	(2,067)
Total federal	6,987	7,328	6,394
State	324	593	—
Total provision for income taxes	$7,311	$7,921	$6,394

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$33,811	$39,165	$22,006

Expected provision for federal income taxes	$7,100	$8,100	$7,702

Tax-exempt interest	(235)	(232)	(631)
Dividends received deduction	(89)	(87)	(136)
Executive compensation	151	159	—
Change in valuation allowance	7	(41)	(394)
Stock conversion and IPO expenses	—	—	568
Impact of effective tax rate change on deferred income tax assets and liabilities	—	—	(1,274)
State income taxes, net of federal impact	224	476	—
Other	153	(454)	559
Total provision for income taxes	$7,311	$7,921	$6,394

Income tax expense for the year ended December 31, 2017 includes a reduction of $1,274 to current income tax expense due to a new corporate income tax rate for tax year 2018 and beyond, enacted on December 22, 2017. Accounting guidance requires that companies re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. The guidance also requires any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be reflected as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets was $594, $587, and $628 at December 31, 2019, 2018, and 2017, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities, valued at the effective tax rate of 21% at December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Unearned premium	$3,750	$3,560
Unpaid losses and loss adjustment expenses	615	580
Net operating loss carryovers	977	1,005
Other	952	596
Total deferred income tax assets	6,294	5,741

Deferred income tax liabilities:
Deferred policy acquisition costs	3,234	2,702
Net unrealized gains on investments	6,927	2,688
Intangibles	39	398
Other	90	77
Total deferred income tax liabilities	10,290	5,865

Net deferred income tax liability	(3,996)	(124)

Valuation allowance	(594)	(587)
Deferred income tax liability, net	$(4,590)	$(711)

At December 31, 2019 and 2018, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2019, 2018, or 2017.

At December 31, 2019 and 2018, the Company, other than Battle Creek, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses. Battle Creek, which files its federal income tax returns on a stand-alone basis, had net operating loss carryovers of $4,652 and $4,786 at December 31, 2019 and 2018, respectively. The net operating loss carryforward expires beginning in 2021 through 2030.

16.       Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2020, and will transition to a new facility in Chicago under a new non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. We leased equipment and software under non-cancellable operating leases expiring at various times through 2017. There were expenses of $316, $140, and $80 related to these leases during the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2020	$370
2021	249
2022	319
2023	358
2024	320
Thereafter	1,353

We also sub-lease a portion of our home office building under non-cancellable operating leases.

17.       Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of December 31, 2019 and 2018.

18.       Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Year Ended December 31,
	2019	2018	2017
Shares outstanding, beginning	22,192,894	22,337,644	—
Initial public offering	—	—	23,000,000
Shares repurchased related to employee stock ownership plan	—	—	(240,000)
Treasury shares repurchased through stock repurchase authorization	(116,034)	(191,265)	(446,671)
Issuance of treasury shares for vesting of stock awards	18,205	22,200	—
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, ending	22,119,380	22,192,894	22,337,644

Note: Shares were not available prior to the Company’s initial public offering in March 2017.

On May 23, 2017, our Board of Directors approved an authorization for the repurchase of up to $8 million of the Company’s outstanding common stock. We completed the repurchase of 446,671 shares of our common stock for $8,037 during the three months ended June 30, 2017, and reflected the cost of this treasury stock as a reduction of Equity within our Consolidated Balance Sheet.

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during 2019. The cost of this treasury stock is a reduction of Equity within our Consolidated Balance Sheet.

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan were based on salary and vest 20% per year over a five-year period, while RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period, but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

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

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2017	—	$—
RSUs granted during 2017	83,000	17.31
RSUs earned during 2017	(17,500)	17.31
Units outstanding and unearned at December 31, 2017	65,500	$17.31

RSUs granted during 2018	40,000	16.25
RSUs earned during 2018	(31,620)	16.99
Units outstanding and unearned at December 31, 2018	73,880	$16.87

RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	$16.47

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2019	2018	2017
RSU compensation expense	$792	$999	$423
Income tax benefit	(166)	(210)	(148)
RSU compensation expense, net of income taxes	$626	$789	$275

Total grant-date fair value of vested RSUs at end of period	$1,408	$840	$303

Note: Share-based compensation was not available prior to the Company’s IPO in March 2017.

At December 31, 2019, there was $775 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.98 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding and unearned at December 31, 2018	48,600	$16.25

PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding and unearned at December 31, 2019	111,000	$15.27

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2019	2018	2017
PSU compensation expense	$822	$233	$—
Income tax benefit	(173)	(49)	—
PSU compensation expense, net of income taxes	$649	$184	$—

Total grant-date fair value of vested PSUs at end of period	$—	$—	$—

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At December 31, 2019, there was $994 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.61 years.

20.       Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,179,747, 22,358,858, and 22,512,401 for the years ended December 31, 2019, 2018, and 2017, respectively. For the period prior to the date of the conversion, we assumed that the net common shares issued in the initial public offering of 22,760,000 shares were outstanding since January 1, 2017.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Year Ended December 31,
	2019	2018	2017
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings	$26,401	$31,081	$15,991
Denominator:
Weighted average shares outstanding	22,179,747	22,358,858	22,512,401
Basic earnings per common share	$1.19	$1.39	$0.71

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings	$26,401	$31,081	$15,991
Denominator:
Number of shares used in basic computation	22,179,747	22,358,858	22,512,401
Weighted average effect of dilutive securities
Add: RSUs and PSUs	85,601	26,896	228
Number of shares used in diluted computation	22,265,348	22,385,754	22,512,629
Diluted earnings per common share	$1.19	$1.39	$0.71

21.          Segment Information

We have four primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, and crop insurance. A fifth segment captures all other insurance coverages we sell, including commercial coverages and our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2019, 2018, and 2017. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

	Year Ended December 31, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$71,297	$57,278	$77,832	$42,277	$8,977	$257,661
Assumed premiums earned	—	—	—	2,072	3,825	5,897
Ceded premiums earned	(3,314)	(164)	(6,661)	(6,330)	(651)	(17,120)
Net premiums earned	67,983	57,114	71,171	38,019	12,151	246,438

Direct losses and LAE	53,022	32,654	47,282	35,148	5,837	173,943
Assumed losses and LAE	63	—	—	1,582	2,387	4,032
Ceded losses and LAE	(389)	—	(1,681)	(4,639)	(1,556)	(8,265)
Net losses and LAE	52,696	32,654	45,601	32,091	6,668	169,710

Gross margin	15,287	24,460	25,570	5,928	5,483	76,728

Underwriting and general expenses	18,886	21,077	20,106	4,396	2,793	67,258
Underwriting gain (loss)	(3,599)	3,383	5,464	1,532	2,690	9,470

Fee and other income		1,638				2,125
		5,021
Net investment income						7,433
Net capital gain on investments						14,783
Income before income taxes						33,811
Income taxes						7,311
Net income						26,500
Net income attributable to non-controlling interest						99
Net income attributable to NI Holdings, Inc.						$26,401

Non-GAAP Ratios:
Loss and LAE ratio	77.5%	57.2%	64.1%	84.4%	54.9%	68.9%
Expense ratio	27.8%	36.9%	28.3%	11.6%	23.0%	27.3%
Combined ratio	105.3%	94.1%	92.3%	96.0%	77.9%	96.2%

Balances at December 31, 2019:
Premiums and agents’ balances receivable	$18,194	$7,876	$9,088	$—	$1,533	$36,691
Deferred policy acquisition costs	4,108	4,711	5,945	—	635	15,399
Reinsurance recoverables on losses	500	—	1,068	998	1,479	4,045
Receivable from Federal Crop Insurance Corporation	—	—	—	14,230	—	14,230
Goodwill and other intangibles	—	2,912	—	—	—	2,912

Unpaid losses and LAE	19,892	43,978	10,503	8,579	10,298	93,250
Unearned premiums	27,949	16,364	39,945	—	5,018	89,276

	Year Ended December 31, 2018
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$65,457	$27,964	$70,355	$47,505	$8,319	$219,600
Assumed premiums earned	16	—	(17)	2,306	4,209	6,514
Ceded premiums earned	(3,008)	—	(5,661)	(21,112)	(613)	(30,394)
Net premiums earned	62,465	27,964	64,677	28,699	11,915	195,720

Direct losses and LAE	44,644	14,338	42,993	14,206	3,713	119,894
Assumed losses and LAE	358	—	(295)	696	2,640	3,399
Ceded losses and LAE	(478)	—	17	(2,990)	(754)	(4,205)
Net losses and LAE	44,524	14,338	42,715	11,912	5,599	119,088

Gross margin	17,941	13,626	21,962	16,787	6,316	76,632

Underwriting and general expenses	18,530	9,533	19,950	3,176	2,928	54,117
Underwriting gain (loss)	(589)	4,093	2,012	13,611	3,388	22,515

Fee and other income		1,406				6,496
		5,499
Net investment income						6,180
Net capital gain on investments						3,974
Income before income taxes						39,165
Income taxes						7,921
Net income						31,244
Net income attributable to non-controlling interest						163
Net income attributable to NI Holdings, Inc.						$31,081

Non-GAAP Ratios:
Loss and LAE ratio	71.3%	51.3%	66.0%	41.5%	47.0%	60.8%
Expense ratio	29.7%	34.1%	30.8%	11.1%	24.6%	27.7%
Combined ratio	100.9%	85.4%	96.9%	52.6%	71.6%	88.5%

Balances at December 31, 2018:
Premiums and agents’ balances receivable	$16,558	$7,769	$8,630	$—	$1,330	$34,287
Deferred policy acquisition costs	3,658	3,364	5,279	—	565	12,866
Reinsurance recoverables on losses	176	—	730	384	942	2,232
Receivable from Federal Crop Insurance Corporation	—	—	—	16,169	—	16,169
Goodwill and other intangibles	—	4,623	—	—	—	4,623

Unpaid losses and LAE	18,154	46,786	10,732	2,126	9,323	87,121
Unearned premiums	26,022	17,177	36,883	—	4,685	84,767

	Year Ended December 31, 2017
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$58,424	$10,530	$63,701	$49,012	$7,751	$189,418
Assumed premiums earned	15	—	(17)	2,524	4,189	6,711
Ceded premiums earned	(3,061)	—	(5,289)	(7,710)	(605)	(16,665)
Net premiums earned	55,378	10,530	58,395	43,826	11,335	179,464

Direct losses and LAE	34,743	8,690	40,381	36,110	4,193	124,117
Assumed losses and LAE	279	—	—	1,654	4,244	6,177
Ceded losses and LAE	(271)	—	(672)	(5,322)	(1,318)	(7,583)
Net losses and LAE	34,751	8,690	39,709	32,442	7,119	122,711

Gross margin	20,627	1,840	18,686	11,384	4,216	56,753

Underwriting and general expenses	16,888	3,057	18,186	4,425	1,867	44,423
Underwriting gain (loss)	3,739	(1,217)	500	6,959	2,349	12,330

Fee and other income		1,087				1,648
		(130)
Net investment income						5,031
Net capital gain on investments						2,997
Income before income taxes						22,006
Income taxes						6,394
Net income						15,612
Net loss attributable to non-controlling interest						(379)
Net income attributable to NI Holdings, Inc.						$15,991

Non-GAAP Ratios:
Loss and LAE ratio	62.8%	82.5%	68.0%	74.0%	62.8%	68.4%
Expense ratio	30.5%	29.0%	31.1%	10.1%	16.5%	24.8%
Combined ratio	93.2%	111.6%	99.1%	84.1%	79.3%	93.1%

Balances at December 31, 2017:
Premiums and agents’ balances receivable	$15,430	$1,196	$7,856	$—	$1,150	$25,632
Deferred policy acquisition costs	3,404	306	4,638	—	511	8,859
Reinsurance recoverables on losses	690	—	1,449	133	1,856	4,128
Receivable from Federal Crop Insurance Corporation	—	—	—	10,501	—	10,501
Goodwill and other intangibles	—	2,628	—	—	—	2,628

Unpaid losses and LAE	17,805	5,810	10,510	1,152	10,613	45,890
Unearned premiums	24,442	1,762	32,691	—	4,367	63,262

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

22.       Statutory Net Income, Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Nodak Insurance:
Statutory capital and surplus	$189,836	$175,875	$156,545
Statutory unassigned surplus	184,836	170,875	151,545
Statutory net income	9,398	19,943	13,915

American West:
Statutory capital and surplus	16,168	13,889	12,409
Statutory unassigned surplus	10,167	7,888	6,408
Statutory net income	2,232	1,238	429

Primero:
Statutory capital and surplus	8,727	9,767	8,936
Statutory unassigned surplus (deficit)	(532)	508	(323)
Statutory net income (loss)	(1,256)	1,061	208

Battle Creek:
Statutory capital and surplus	6,189	6,052	5,873
Statutory unassigned surplus	3,189	3,052	2,873
Statutory net income	133	159	153

Direct Auto:
Statutory capital and surplus	28,683	19,146	12,057
Statutory unassigned surplus	25,683	16,146	9,057
Statutory net income	7,377	7,530	634

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2019 and 2018 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

Amounts available for distribution in 2020 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,617 from American West and none from Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2019, 2018, or 2017.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2020 without the prior approval of the North Dakota Insurance Department is $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid in the years ended December 31, 2019, 2018, or 2017.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2019 or 2018.

23.          Interim Financial Data (Unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$50,506	$65,114	$67,116	$63,702
Net investment income	1,743	1,778	1,983	1,929
Total revenues	60,572	68,648	70,248	71,311
Total expenses	42,928	65,133	78,849	50,058
Net income (loss) before non-controlling interest	13,796	2,515	(6,959)	17,148
Net income (loss) attributable to NI Holdings, Inc.	13,773	2,478	(6,979)	17,129
Basic earnings per common share	0.62	0.11	(0.32)	0.77
Diluted earnings per common share	0.62	0.11	(0.31)	0.77

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$36,112	$50,677	$54,136	$54,795
Net investment income	1,369	1,523	1,629	1,659
Total revenues	38,327	52,920	64,100	57,023
Total expenses	30,726	52,523	52,194	37,762
Net income before non-controlling interest	6,152	256	9,877	14,959
Net income attributable to NI Holdings, Inc.	6,122	226	9,844	14,889
Basic earnings per common share	0.27	0.01	0.44	0.67
Diluted earnings per common share	0.27	0.01	0.44	0.67

24.          Subsequent Events

We have evaluated subsequent events through March 11, 2020, the date these Consolidated Financial Statements were available for issuance.

Acquisition

On January 1, 2020, the Company completed the acquisition of 100 percent of the issued and outstanding stock of Westminster American Insurance Company (“Westminster American”) from private shareholders. Westminster American is headquartered in Owings Mills, Maryland and writes commercial multi-peril commercial insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, and West Virginia, and the District of Columbia through independent agents. The current president of Westminster American will continue to manage the Westminster American insurance operations along with the current staff and management team.

Under the terms of the stock purchase agreement, NI Holdings paid Westminster American shareholders $20,000 at the closing date, and will pay approximately $6,667 annually over the three-year period from the date of closing, subject to certain adjustments. In addition, in connection with his continued employment after closing, NI Holdings has agreed to pay the current president of Westminster American a retention bonus in the aggregate amount of $5,000, payable over the five-year period from the date of closing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 17, 2020 relating to our Annual Meeting of Shareholders that we will hold on May 27, 2020 (our “Proxy Statement”).

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

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)
3.2	Bylaws of NI Holdings, Inc. (1)
3.3	Amendment to the Bylaws of NI Holdings, Inc. (4)
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
4.2*	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	2017 NI Holdings, Inc. Equity Incentive Plan (5)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4#	Employment Agreement dated as of April 28, 2016, between Brian R. Doom and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)
21.1	Subsidiaries of NI Holdings, Inc. (1)
23.1*	Consent of Mazars USA LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4)       Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 2, 2020, and incorporated herein by reference.

(5)       Filed as Exhibit 10.1 to the Company’s Form 8-K (File No.001-37973) filed with the SEC on September 18, 2017, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

NI Holdings, Inc. was formed on March 13, 2017. The following condensed financial information begins with that date.

Condensed Balance Sheets
	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$22,395	$5,886
Fixed income securities, at fair value	35,381	48,097
Equity securities, at fair value	9,454	11,607
Total cash and investments	67,230	65,590

Accrued investment income	198	311
Investment in wholly-owned subsidiaries	240,619	208,510
Deferred income tax asset, net	138	458
Total assets	$308,185	$274,869

Liabilities:
Accrued expenses and other liabilities	1,842	2,105
Federal income tax payable	39	274
Commitments and contingencies	—	—
Total liabilities	1,881	2,379

Shareholders’ equity	306,304	272,490
Total liabilities and equity	$308,185	$274,869

Condensed Statements of Operations
	Year Ended December 31,
	2019	2018	2017
Revenues:
Fee and other income	$2	$4,580	$19
Net investment income	1,342	1,481	916
Net realized capital gain on investments	3,067	1,190	330
Total revenues	4,411	7,251	1,265

Expenses:
Other underwriting and general expenses	3,383	2,574	2,068
Total expenses	3,383	2,574	2,068

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1,028	4,677	(803)
Income tax expense (benefit)	163	98	(572)
Income (loss) before equity in undistributed net income of subsidiaries	865	4,579	(231)
Equity in undistributed net income of subsidiaries	25,536	26,502	16,222
Net income attributable to NI Holdings, Inc.	$26,401	$31,081	$15,991

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2019	2018	2017
Net income attributable to NI Holdings, Inc.	$26,401	$31,081	$15,991
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	846	(745)	990
Unrealized gain (loss) on subsidiaries	6,574	(8,877)	1,986
Other comprehensive income (loss), net of income taxes	7,420	(9,622)	2,976
Comprehensive income	$33,821	$21,459	$18,967

Condensed Statements of Cash Flows
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income attributable to NI Holdings, Inc.	$26,401	$31,081	$15,991
Adjustments:
Equity in undistributed net income of subsidiaries	(25,536)	(26,502)	(16,222)
Gain on acquisition of Direct Auto Insurance Company	—	(4,578)	—
Other	(1,079)	1,109	2,072
Net adjustments	(26,615)	(29,971)	(14,150)
Net cash flows from operating activities	(214)	1,110	1,841

Cash flows from investing activities:
Net sale (purchase) of fixed income and equity securities	18,748	17,941	(77,718)
Acquisition of Direct Auto Insurance Company	—	(17,000)	—
Net cash flows from investing activities	18,748	941	(77,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	93,145
Purchase of treasury stock	(2,006)	(2,996)	(8,037)
Loan to employee stock ownership plan	—	—	(2,400)
Issuance of restricted stock awards	(19)	—	—
Net cash flows from financing activities	(2,025)	(2,996)	82,708

Net increase (decrease) in cash and cash equivalents	16,509	(945)	6,831

Cash and cash equivalents at beginning of period	5,886	6,831	—

Cash and cash equivalents at end of period	$22,395	$5,886	$6,831

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2020.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 11, 2020
Michael J. Alexander

/s/ Brian R. Doom	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
Brian R. Doom

/s/ Eric K. Aasmundstad	Director	March 11, 2020
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 11, 2020
William R. Devlin

/s/ Duaine C. Espegard	Director	March 11, 2020
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 11, 2020
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 11, 2020
Stephen V. Marlow

/s/ Jeffrey R. Missling	Director	March 11, 2020
Jeffrey R. Missling