Form 10-Q
period 2020-03-31
NI Holdings, Inc.
filed 2020-05-06
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding on April 30, 2020 was 21,779,260. No preferred shares are issued or outstanding.

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company), Direct Auto Insurance Company (acquired August 31, 2018), and Westminster American Insurance Company (acquired January 1, 2020), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
•	the “conversion” refers to the series of transactions by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
•	“Nodak Stock” refers to Nodak Insurance Company, the successor company to Nodak Mutual Insurance Company after the conversion;
•	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
•	“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;
•	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
•	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek is not a subsidiary of Nodak Insurance, but all of its insurance policies are reinsured by Nodak Insurance through a 100% quota-share reinsurance agreement. Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance. Battle Creek is consolidated with Nodak Insurance for financial reporting purposes;
•	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois;
•	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;
•	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;
•	“Westminster” refers to Westminster American Insurance Company. On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster. The financial results of Westminster have been included in the Consolidated Financial Statements herein since January 1, 2020. Westminster is a property and casualty insurance company specializing in commercial multi-peril insurance in the Mid-Atlantic region of the United States; and
•	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of such words as “estimate”, “project”, “believe”, “could”, “may”, “intend”, “anticipate”, “plan”, “seek”, “expect” and similar expressions. These forward-looking statements include:

•	statements of goals, intentions, and expectations;
•	statements regarding prospects and business strategy; and
•	estimates of future costs, benefits, and results.

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

Part I. -
FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$56,637	$62,132
Fixed income securities, at fair value	310,619	295,945
Equity securities, at fair value	47,142	59,932
Other investments	2,583	1,914
Total cash and investments	416,981	419,923

Premiums and agents' balances receivable	48,283	36,691
Deferred policy acquisition costs	19,164	15,399
Reinsurance recoverables on losses	8,067	4,045
Accrued investment income	2,098	2,089
Property and equipment	10,120	7,694
Receivable from Federal Crop Insurance Corporation	5,240	14,230
Goodwill and other intangibles	21,251	2,912
Other assets	5,180	5,176
Total assets	$536,384	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$97,400	$93,250
Unearned premiums	106,410	89,276
Reinsurance premiums payable	916	170
Income tax payable	473	1,645
Deferred income taxes, net	2,422	4,590
Accrued expenses and other liabilities	26,972	9,425
Commitments and contingencies	—	—
Total liabilities	234,593	198,356

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2020 – 22,015,158 shares, 2019 – 22,119,380 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	96,374	95,961
Unearned employee stock ownership plan shares	(1,671)	(1,671)
Retained earnings	214,811	218,480
Accumulated other comprehensive income, net of income taxes	2,047	5,612
Treasury stock, at cost, 2020 – 817,787 shares, 2019 – 713,565 shares	(13,459)	(12,308)
Non-controlling interest	3,459	3,499
Total shareholders’ equity	301,791	309,803

Total liabilities and shareholders’ equity	$536,384	$508,159

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums earned	$58,772	$50,506
Fee and other income	362	464
Net investment income	1,971	1,743
Net capital gain (loss) on investments	(14,919)	7,859
Total revenues	46,186	60,572

Expenses:
Losses and loss adjustment expenses	30,422	26,234
Amortization of deferred policy acquisition costs	9,387	9,222
Other underwriting and general expenses	10,772	7,472
Total expenses	50,581	42,928

Income (loss) before income taxes	(4,395)	17,644
Income tax expense (benefit)	(840)	3,848
Net income (loss)	(3,555)	13,796
Net income attributable to non-controlling interest	32	23
Net income (loss) attributable to NI Holdings, Inc.	$(3,587)	$13,773

Basic earnings (loss) per common share	$(0.16)	$0.62
Diluted earnings (loss) per common share	$(0.16)	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(3,587)	$32	$(3,555)	$13,773	$23	$13,796

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(4,456)	(86)	(4,542)	4,092	72	4,164
Reclassification adjustment for net realized capital (gain) loss included in net income	(57)	(5)	(62)	26	1	27
Other comprehensive income (loss), before income taxes	(4,513)	(91)	(4,604)	4,118	73	4,191
Income tax benefit (expense) related to items of other comprehensive income	948	19	967	(865)	(15)	(880)
Other comprehensive income (loss), net of income taxes	(3,565)	(72)	(3,637)	3,253	58	3,311

Comprehensive income (loss)	$(7,152)	$(40)	$(7,192)	$17,026	$81	$17,107

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income (loss)	—	—	—	(3,587)	—	—	32	(3,555)
Other comprehensive loss, net of income taxes	—	—	—	—	(3,565)	—	(72)	(3,637)
Purchase of treasury stock	—	—	—	—	—	(1,502)	—	(1,502)
Share-based compensation	—	713	—	—	—	—	—	713
Issuance of vested award shares	—	(300)	—	(82)	—	351	—	(31)
Balance, March 31, 2020	$230	$96,374	$(1,671)	$214,811	$2,047	$(13,459)	$3,459	$301,791

Three Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	13,773	—	—	23	13,796
Other comprehensive income, net of income taxes	—	—	—	—	3,253	—	58	3,311
Purchase of treasury stock	—	—	—	—	—	(2)	—	(2)
Share-based compensation	—	617	—	—	—	—	—	617
Issuance of vested award shares	—	(274)	—	(50)	—	304	—	(20)
Balance, March 31, 2019	$230	$94,829	$(1,914)	$205,853	$1,445	$(10,332)	$3,344	$293,455

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,555)	$13,796
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net capital (gain) loss on investments	14,919	(7,859)
Deferred income tax expense (benefit)	(2,708)	1,468
Depreciation of property and equipment	187	142
Amortization of intangibles	1,882	1,135
Share-based compensation	713	617
Amortization of deferred policy acquisition costs	9,387	9,222
Deferral of policy acquisition costs	(13,152)	(11,147)
Net amortization of premiums and discounts on investments	282	250
Loss on sale of property and equipment	—	3
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(3,085)	(4,215)
Reinsurance premiums receivable / payable	181	224
Reinsurance recoverables on losses	(3,259)	(911)
Accrued investment income	60	33
Receivable from Federal Crop Insurance Corporation	8,990	1,887
Income tax recoverable / payable	(1,034)	(31)
Other assets	72	1,065
Unpaid losses and loss adjustment expenses	(4,418)	(1,561)
Unearned premiums	523	3,404
Accrued expenses and other liabilities	(2,369)	(3,291)
Net cash flows from operating activities	3,616	4,231

Cash flows from investing activities:
Proceeds from sales of fixed income securities	19,872	12,342
Proceeds from sales of equity securities	6,016	2,024
Purchases of fixed income securities	(27,016)	(14,282)
Purchases of equity securities	(5,503)	(2,746)
Purchases of property and equipment, net	(310)	(410)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	(703)	—
Other	66	40
Net cash flows from investing activities	(7,578)	(3,032)

Cash flows from financing activities:
Purchases of treasury stock	(1,502)	(2)
Issuance of restricted stock awards	(31)	(20)
Net cash flows from financing activities	(1,533)	(22)

Net (decrease) increase in cash and cash equivalents	(5,495)	1,177

Cash and cash equivalents at beginning of period	62,132	68,950

Cash and cash equivalents at end of period	$56,637	$70,127

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$18,787	$—

Federal income taxes paid	$2,900	$2,000

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

These consolidated financial statements of NI Holdings include the financial position and results of NI Holdings and seven other entities:

•	Nodak Insurance Company (“Nodak Insurance”, formerly Nodak Mutual Insurance Company prior to the conversion);
•	Nodak Agency, Inc. (“Nodak Agency”);
•	American West Insurance Company (“American West”);
•	Primero Insurance Company (“Primero”);
•	Battle Creek Mutual Insurance Company (“Battle Creek”, an affiliated company with Nodak Insurance);
•	Direct Auto Insurance Company (“Direct Auto”); and
•	Westminster American Insurance Company (“Westminster”).

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

Westminster, a wholly-owned subsidiary of NI Holdings, is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites multi-peril commercial insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement. The financial results of Westminster have been included in the Consolidated Financial Statements herein since January 1, 2020. See Note 4.

The same executive management team provides oversight and strategic direction for the entire organization. Nodak Insurance provides common product oversight, pricing practices, and underwriting standards, as well as underwriting and claims administration, to itself, American West, and Battle Creek. Primero, Direct Auto, and Westminster personnel manage the day-to-day operations of their respective companies. The insurance companies share a combined business plan to achieve market penetration and underwriting profitability objectives. Distinctions within the products of the insurance companies generally relate to the states in which the risk is located and specific risk profiles targeted within similar classes of business.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

We control Battle Creek via a 100% quota-share reinsurance agreement between Nodak Insurance and Battle Creek, as well as the ability to control a majority of the Board of Directors of Battle Creek. Through the effects of the 100% quota-share agreement with Battle Creek, we are considered the primary beneficiary of Battle Creek’s operating results excluding net investment income, bad

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

debt expense, and income taxes. Therefore, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet.

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

Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net capital gain (loss) on investments, along with the change in unrealized gains and losses on equity securities after January 1, 2019.

We review our investments each quarter to determine whether a decline in fair value below the amortized cost basis is other than temporary. Accordingly, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis. For fixed income securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as losses in the Consolidated Statement of Operations, but is recognized in other comprehensive income (loss).

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $2,583 at March 31, 2020 and $1,914 at December 31, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Reclassification of Segment Information:

Effective first quarter 2020, the Company’s results are being reported in our Consolidated Financial Statements in the following five primary operating segments – private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth “all other” segment captures all other insurance business, including our assumed reinsurance lines of business.

Commercial insurance was previously reported within the all other segment. All prior periods presented have been reclassified to conform to this presentation.

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

Policy Acquisition Costs:

We defer our policy acquisition costs, consisting primarily of commissions, state premium taxes and certain other underwriting costs, reduced by ceding commissions, which vary with and relate directly to the production of business. We amortize these deferred policy acquisition costs over the period in which we earn the premiums. The method we follow in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs we expect to incur as we earn the premium.

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

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported losses and loss adjustment expenses on the basis of historical information by line of insurance. Inflation is not explicitly selected in the loss reserve analysis. However, historical

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

inflation is embedded in the estimated loss development factors. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expense.

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

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return which includes NI Holdings and its wholly-owned subsidiaries. Direct Auto and Westminster became part of the consolidated federal income tax return as of their acquisition dates.

Insurance companies typically pay state premium taxes rather than state income taxes. However, Direct Auto is subject to state income taxes in the state of Illinois, in addition to state premium taxes. Additionally, NI Holdings, on a stand-alone basis, pays state income taxes to the state of North Dakota for income or losses generated as a separate financial entity. While state premium taxes are included as a part of amortization of deferred policy acquisition costs, state income taxes are combined with federal income taxes within the financial reporting category labeled income taxes.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the three month periods ended March 31, 2020 and 2019.

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

Intangible assets arising from the acquisition of Westminster in January 2020 represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks asset, Westminster trade name, and VOBA assets will be amortized over twenty years, ten years, and twelve months, respectively, from the January 1, 2020 acquisition/valuation date.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

4.	Acquisition of Westminster American Insurance Company

On January 1, 2020, the Company completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of the Company. Westminster is a property and casualty insurance company specializing in multi-peril commercial insurance in nine states and the District of Columbia.

Westminster remains headquartered in Owings Mills, Maryland, and the current president of Westminster continues to manage the Westminster insurance operations along with the staff and management team in place at the time of the acquisition. The results of Westminster are included as part of the Company’s commercial business segment following the closing date.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The Company did not make any adjustments during this period.

The acquired Westminster business contributed revenues of $6,329 and net loss of $158 to the Company for the three months ended March 31, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

	Pro forma Three Months Ended March 31,
	2020	2019
Revenues	$46,186	$65,757

Net income (loss) attributable to NI Holdings, Inc.	(2,598)	12,375

Basic earnings (loss) per share attributable to NI Holdings, Inc.	(0.12)	0.56

The Company did not reflect any material, nonrecurring pro forma adjustments directly attributable to the business combination in the above pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Westminster to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2019, with the related income tax effects.

The Company incurred acquisition-related costs of $828 during the three months ended March 31, 2020, and $83 during the third and fourth quarters of 2019, respectively. These expenses were reclassified to occur in first quarter 2019 in the pro forma amounts presented above.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The Company paid $20,000 in cash consideration to the private shareholder of Westminster as of the closing date, and will pay an additional $20,000 in three equal annual installments. The acquisition of Westminster did not include any contingent consideration other than a provision regarding future changes to federal income tax rates. The following table summarizes the consideration transferred to acquire Westminster and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration:
Cash consideration transferred	$20,000
Present value of future cash consideration	18,787
Total cash consideration	$38,787

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$19,297
Fixed income securities, at fair value	12,353
Equity securities, at fair value	2,705
Other investments	735
Premiums and agents' balances receivable	8,507
Reinsurance recoverables on losses	763
Accrued investment income	70
Property and equipment	2,304
Federal income tax recoverable	138
State insurance licenses (included in goodwill and other intangibles)	1,800
Distribution network (included in goodwill and other intangibles)	6,700
Trade name (included in goodwill and other intangibles)	500
Value of business acquired (included in goodwill and other intangibles)	4,177
Other assets	76
Unpaid losses and loss adjustment expenses	(8,568)
Unearned premiums	(16,611)
Deferred income taxes, net	(1,506)
Reinsurance premiums payable	(565)
Accrued expenses and other liabilities	(1,132)
Total identifiable net assets	$31,743

Goodwill	$7,044

The fair value of the assets acquired includes premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which is anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Westminster.

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets of $6,700, $1,800, $500, and $4,177, respectively, are provisional pending receipt of the final valuation for those assets. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years.

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

Adopted

In January 2019, the Company adopted amended guidance from the Financial Accounting Standards Board (“FASB”) that generally requires entities to measure equity securities at fair value and recognize changes in fair value in their results of operations. The FASB issued other impairment, disclosure, and presentation improvements related to financial instruments within the guidance. Effective January 1, 2019, we applied this guidance, which resulted in a cumulative-effect reclassification of after-tax unrealized net capital gains aggregating $8,184, from accumulated other comprehensive income to retained earnings. This reclassification had no

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

impact to the Company’s results of operations at the date of adoption. The after-tax change in accounting for equity securities did not affect the Company’s total shareholders’ equity; however, the unrealized net capital gains reclassified at the transition date to retained earnings will never be recognized in net income. Prior year financial statements were not restated. Going forward, the accounting used for equity securities will record the market fluctuations attributed to equity securities through our results of operations rather than as a component of other comprehensive income (loss), which will add a level of volatility to our net income.

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

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

6.	Investments

The amortized cost and estimated fair value of investment securities as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$18,594	$1,173	$—	$19,767
Obligations of states and political subdivisions	61,010	1,498	(302)	62,206
Corporate securities	118,213	2,454	(2,564)	118,103
Residential mortgage-backed securities	48,954	1,908	(220)	50,642
Commercial mortgage-backed securities	26,817	820	(48)	27,589
Asset-backed securities	34,394	59	(2,141)	32,312
Total fixed income securities	307,982	7,912	(5,275)	310,619

Equity securities:
Basic materials	1,331	5	(257)	1,079
Communications	4,761	1,439	(732)	5,468
Consumer, cyclical	5,818	1,481	(1,254)	6,045
Consumer, non-cyclical	8,723	2,837	(762)	10,798
Energy	2,517	9	(957)	1,569
Financial	5,948	82	(1,250)	4,780
Industrial	5,634	2,142	(560)	7,216
Technology	6,411	4,148	(404)	10,155
Utility	37	—	(5)	32
Total equity securities	41,180	12,143	(6,181)	47,142
Total investments	$349,162	$20,055	$(11,456)	$357,761

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$472	$(4)	$17,546
Obligations of states and political subdivisions	55,232	1,511	(91)	56,652
Corporate securities	109,457	3,772	(16)	113,213
Residential mortgage-backed securities	50,458	1,050	(22)	51,486
Commercial mortgage-backed securities	26,450	658	(51)	27,057
Asset-backed securities	30,029	132	(170)	29,991
Total fixed income securities	288,704	7,595	(354)	295,945

Equity securities:
Basic materials	1,062	155	(7)	1,210
Communications	4,823	2,342	(169)	6,996
Consumer, cyclical	5,477	4,207	(72)	9,612
Consumer, non-cyclical	7,483	5,255	(171)	12,567
Energy	2,817	124	(485)	2,456
Financial	5,059	905	(35)	5,929
Industrial	5,293	4,023	(17)	9,299
Technology	6,022	5,867	(26)	11,863
Total equity securities	38,036	22,878	(982)	59,932
Total investments	$326,740	$30,473	$(1,336)	$355,877

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

	March 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,920	$14,933
After one year through five years	96,793	98,330
After five years through ten years	54,366	55,110
After ten years	31,738	31,703
Mortgage / asset-backed securities	110,165	110,543
Total fixed income securities	$307,982	$310,619

	December 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,567	$19,663
After one year through five years	84,937	87,134
After five years through ten years	55,927	58,466
After ten years	21,336	22,148
Mortgage / asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

Fixed income securities with a fair value of $6,028 at March 31, 2020 and $5,585 at December 31, 2019, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	March 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Obligations of states and political subdivisions	$12,239	$(302)	$—	$—	$12,239	$(302)
Corporate securities	37,453	(2,564)	—	—	37,453	(2,564)
Residential mortgage-backed securities	1,884	(220)	—	—	1,884	(220)
Commercial mortgage-backed securities	3,522	(48)	—	—	3,522	(48)
Asset-backed securities	21,643	(1,634)	4,292	(507)	25,935	(2,141)
Total fixed income securities	76,741	(4,768)	4,292	(507)	81,033	(5,275)

Equity securities:
Basic materials	532	(257)	—	—	532	(257)
Communications	2,129	(553)	649	(179)	2,778	(732)
Consumer, cyclical	3,371	(1,139)	114	(115)	3,485	(1,254)
Consumer, non-cyclical	3,439	(762)	—	—	3,439	(762)
Energy	647	(902)	4	(55)	651	(957)
Financial	3,846	(1,250)	—	—	3,846	(1,250)
Industrial	2,558	(560)	—	—	2,558	(560)
Technology	1,666	(404)	—	—	1,666	(404)
Utility	37	(5)	—	—	37	(5)
Total equity securities	18,225	(5,832)	767	(349)	18,992	(6,181)
Total investments	$94,966	$(10,600)	$5,059	$(856)	$100,025	$(11,456)

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

The Company did not record any impairments during the three month periods ended March 31, 2020 and 2019.

As of March 31, 2020, we held 214 fixed income securities with unrealized losses. As of December 31, 2019, we held 88 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended March 31,
	2020	2019
Fixed income securities	$2,309	$1,976
Equity securities	325	224
Real estate	146	91
Cash and cash equivalents	20	17
Total gross investment income	2,800	2,308
Investment expenses	829	565
Net investment income	$1,971	$1,743

Net capital gain (loss) on investments consisted of the following:

	Three Months Ended March 31,
	2020	2019
Gross realized gains:
Fixed income securities	$85	$3
Equity securities	1,515	698
Total gross realized gains	1,600	701

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(23)	(30)
Equity securities	(562)	(112)
Total gross realized losses, excluding other-than-temporary impairment losses	(585)	(142)

Net realized gain on investments	1,015	559

Change in net unrealized gain on equity securities	(15,934)	7,300
Net capital gain (loss) on investments	$(14,919)	$7,859

7.	Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at March 31, 2020 and December 31, 2019 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at March 31, 2020 or December 31, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$19,767	$—	$19,767	$—
Obligations of states and political subdivisions	62,206	—	62,206	—
Corporate securities	118,103	—	118,103	—
Residential mortgage-backed securities	50,642	—	50,642	—
Commercial mortgage-backed securities	27,589	—	27,589	—
Asset-backed securities	32,312	—	32,312	—
Total fixed income securities	310,619	—	310,619	—

Equity securities:
Basic materials	1,079	1,079	—	—
Communications	5,468	5,468	—	—
Consumer, cyclical	6,045	6,045	—	—
Consumer, non-cyclical	10,798	10,798	—	—
Energy	1,569	1,569	—	—
Financial	4,780	4,780	—	—
Industrial	7,216	7,216	—	—
Technology	10,155	10,155
Utility	32	32	—	—
Total equity securities	47,142	47,142	—	—

Cash and cash equivalents	56,637	56,637	—	—
Total assets at fair value	$414,398	$103,779	$310,619	$—

	December 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,546	$—	$17,546	$—
Obligations of states and political subdivisions	56,652	—	56,652	—
Corporate securities	113,213	—	113,213	—
Residential mortgage-backed securities	51,486	—	51,486	—
Commercial mortgage-backed securities	27,057	—	27,057	—
Asset-backed securities	29,991	—	29,991	—
Total fixed income securities	295,945	—	295,945	—

Equity securities:
Basic materials	1,210	1,210	—	—
Communications	6,996	6,996	—	—
Consumer, cyclical	9,612	9,612	—	—
Consumer, non-cyclical	12,567	12,567	—	—
Energy	2,456	2,456	—	—
Financial	5,929	5,929	—	—
Industrial	9,299	9,299	—	—
Technology	11,863	11,863	—	—
Total equity securities	59,932	59,932	—	—

Cash and cash equivalents	62,132	62,132	—	—
Total assets at fair value	$418,009	$122,064	$295,945	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019.

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

As a group, during the three month period ended March 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk. During the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2020
	Premiums Written	Premiums Earned
Direct premium	$62,972	$62,393
Assumed premium	1,600	1,600
Ceded premium	(5,170)	(5,221)
Net premiums	$59,402	$58,772

Percentage of assumed earned premium to direct earned premium		2.6%

	Three Months Ended March 31, 2019
	Premiums Written	Premiums Earned
Direct premium	$55,653	$52,253
Assumed premium	1,029	1,026
Ceded premium	(2,773)	(2,773)
Net premiums	$53,909	$50,506

Percentage of assumed earned premium to direct earned premium		2.0%

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2020	2019
Direct losses and loss adjustment expenses	$33,892	$26,631
Assumed losses and loss adjustment expenses	308	443
Ceded losses and loss adjustment expenses	(3,778)	(840)
Net losses and loss adjustment expenses	$30,422	$26,234

If 100% of our ceded reinsurance was cancelled as of March 31, 2020 or December 31, 2019, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.	Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$15,399	$12,866
Deferral of policy acquisition costs	13,152	11,147
Amortization of deferred policy acquisition costs	(9,387)	(9,222)
Balance, end of period	$19,164	$14,791
10.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$93,250	$87,121
Reinsurance recoverables on losses	4,045	2,232
Net balance at beginning of period	89,205	84,889

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	—
Prior years	8,568	—
Total incurred	8,568	—

Incurred related to:
Current year	29,912	31,203
Prior years	510	(4,969)
Total incurred	30,422	26,234

Paid related to:
Current year	12,532	11,064
Prior years	26,330	17,642
Total paid	38,862	28,706

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	97,400	85,560
Reinsurance recoverables on losses	8,067	3,143
Net balance at end of period	$89,333	$82,417

During the three months ended March 31, 2020, the Company’s reported losses and LAE included $510 of net unfavorable development on prior accident years, compared to $4,969 of net favorable development on prior accident years during the three months ended March 31, 2019. Increases and decreases are generally the result of ongoing analysis of loss development trends. As

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The net unfavorable development reported for the three months ended March 31, 2020 was attributable to our multi-peril crop insurance business from the 2019 crop year, partially offset by net favorable development in other segments.

11.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019	Estimated Useful Life
Cost:
Real estate	$15,014	$12,733	10 - 31 years
Electronic data processing equipment	1,323	1,271	5-7 years
Furniture and fixtures	2,944	2,796	5-7 years
Automobiles	1,263	1,130	2-3 years
Gross cost	20,544	17,930

Accumulated depreciation	(10,424)	(10,236)
Total property and equipment, net	$10,120	$7,694

Depreciation expense was $187 and $142 for the three months ended March 31, 2020 and 2019, respectively.

12.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	March 31, 2020	December 31, 2019
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	7,044	—
Total	$9,672	$2,628

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

March 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$91	$657
Distribution network	6,700	93	6,607
Value of business acquired	4,177	1,762	2,415
Total subject to amortization	11,625	1,946	9,679

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$13,525	$1,946	$11,579

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$66	$182
Other	20	18	2
Total subject to amortization	268	84	184

Not subject to amortization – state insurance license	100	—	100
Total	$368	$84	$284

Amortization expense was $1,882 and $1,135 for the three months ended March 31, 2020 and 2019, respectively.

13.	Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $336 and $324 during the three months ended March 31, 2020 and 2019, respectively. Royalty amounts payable of $124 and $115 were accrued as a liability to the NDFB at March 31, 2020 and December 31, 2019, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2020 without the prior approval of the North Dakota Insurance Department is $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the statutory net income of Direct Auto for the year ended December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the three months ended March 31, 2020.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents (overdraft)	$1,280	$(716)
Investments	4,602	4,661
Premiums and agents’ balances receivable	4,608	4,801
Reinsurance recoverables on losses (1)	26,907	26,330
Accrued investment income	35	33
Deferred income tax asset, net	352	343
Property and equipment	346	348
Other assets	45	45
Total assets	$38,175	$35,845

Liabilities:
Unpaid losses and loss adjustment expenses	$11,221	$10,622
Unearned premiums	15,686	15,708
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	824	1,706
Accrued expenses and other liabilities	3,985	1,310
Total liabilities	34,716	32,346

Equity:
Non-controlling interest	3,459	3,499
Total equity	3,459	3,499

Total liabilities and equity	$38,175	$35,845

(1)     Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $42 and $31, respectively, during the three months ended March 31, 2020 and 2019, respectively. There were no statutory-basis expenses reported, after intercompany eliminations, during the three months ended March 31, 2020 and 2019.

14.	Benefit Plans

The Company sponsors a money purchase plan that covers all Nodak Insurance eligible employees, and Westminster sponsors a profit sharing plan. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $219 and $199 during the three months ended March 31, 2020 and 2019, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. The Company reported expenses related to the 401(k) plan totaling $144 and $139 during the three months ended March 31, 2020 and 2019, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $14 and $13 during the three months ended March 31, 2020 and 2019, respectively.

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

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts. The initial ESOP participants are employees of Nodak Insurance. The employees of Primero, Direct Auto, and Westminster do not participate in the ESOP. American West and Battle Creek have no employees.

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

The Company recognized compensation expense of $89 and $94 during the three months ended March 31, 2020 and 2019, respectively, related to the ESOP.

Through March 31, 2020 and December 31, 2019, the Company had released and allocated 72,945 ESOP shares to participants, with a remainder of 167,055 ESOP shares in suspense at March 31, 2020 and December 31, 2019. Using the Company’s quarter-end market price of $13.56 per share, the fair value of the unearned ESOP shares was $2,265 at March 31, 2020.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

15.	Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts during the three months ended March 31, 2020, or the year ended December 31, 2019. This line of credit is scheduled to expire on October 31, 2020.

16.	Income Taxes

At March 31, 2020 and December 31, 2019, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three month periods ended March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had $4,652 of net operating loss carryover at December 31, 2019. The net operating loss carryforward expires beginning in 2021 through 2030.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $874 of net operating loss carryover at December 31, 2019. This net operating loss carryforward expires in 2023.

17.	Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $89 and $75 related to these leases during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2020	$281
2021	249
2022	319
2023	358
2024	320
Thereafter	1,353

We also sub-lease portions of our home office building under non-cancellable operating leases.

18.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of March 31, 2020 or December 31, 2019.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

19.	Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Three Months Ended March 31,
	2020	2019
Shares outstanding, beginning of period	22,119,380	22,192,894
Treasury shares repurchased through stock repurchase authorization	(123,264)	(100)
Issuance of treasury shares for vesting of restricted stock units	19,042	16,705
Shares outstanding, end of period	22,015,158	22,209,499

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10 million of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during 2019. During the three months ended March 31, 2020, we completed the repurchase of 123,264 shares of our common stock for $1,502. The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheet.

20.	Stock Based Compensation

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2019	73,880	$16.87
RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	$16.47

RSUs granted during 2020	42,600	14.26
RSUs earned during 2020	(31,260)	15.79
Units outstanding and unearned at March 31, 2020	107,880	$15.79

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2020	2019
RSU compensation expense	$420	$319
Income tax benefit	(88)	(67)
RSU compensation expense, net of income taxes	$332	$252

At March 31, 2020, there was $962 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.54 years.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2019	48,600	$16.25
PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at December 31, 2019	111,000	$15.27

PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at March 31, 2020	174,600	$15.15

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2020	2019
PSU compensation expense	$293	$297
Income tax benefit	(62)	(62)
PSU compensation expense, net of income taxes	$231	$235

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At March 31, 2020, there was $1,834 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.07 years.

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

21.	Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 22,218,073 and 22,228,630 during the three months ended March 31, 2020 and 2019, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended March 31,
	2020	2019
Basic earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$(3,587)	$13,773
Denominator:
Weighted average shares outstanding	22,218,073	22,228,630
Basic earnings (loss) per common share	$(0.16)	$0.62

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$(3,587)	$13,773
Denominator:
Number of shares used in basic computation	22,218,073	22,228,630
Weighted average effect of dilutive securities
Add: RSUs and PSUs	121,251	50,149
Number of shares used in diluted computation	22,339,324	22,278,779
Diluted earnings (loss) per common share	$(0.16)	$0.62

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

22.	Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three month periods ended March 31, 2020 and 2019. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2020
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,397	$13,194	$20,158	$(5)	$9,505	$1,144	$62,393
Assumed premiums earned	—	—	—	—	—	1,600	1,600
Ceded premiums earned	(1,098)	(43)	(2,537)	184	(1,652)	(75)	(5,221)
Net premiums earned	17,299	13,151	17,621	179	7,853	2,669	58,772

Direct losses and LAE	11,129	5,940	7,668	2,811	5,919	425	33,892
Assumed losses and LAE	—	—	—	—	—	308	308
Ceded losses and LAE	—	—	(1,130)	(444)	(2,204)	—	(3,778)
Net losses and LAE	11,129	5,940	6,538	2,367	3,715	733	30,422

Gross margin	6,170	7,211	11,083	(2,188)	4,138	1,936	28,350

Underwriting and general expenses	4,810	5,197	4,889	702	3,929	632	20,159
Underwriting gain (loss)	1,360	2,014	6,194	(2,890)	209	1,304	8,191

Fee and other income		329					362
		2,343
Net investment income							1,971
Net capital loss on investments							(14,919)
Loss before income taxes							(4,395)
Income taxes							(840)
Net loss							(3,555)
Net income attributable to non-controlling interest							32
Net loss attributable to NI Holdings, Inc.							(3,587)

Non-GAAP Ratios:
Loss and LAE ratio	64.3%	45.2%	37.1%	n/a	47.3%	27.5%	51.8%
Expense ratio	27.8%	39.5%	27.7%	n/a	50.0%	23.7%	34.3%
Combined ratio	92.1%	84.7%	64.8%	n/a	97.3%	51.1%	86.1%

Balances at March 31, 2020:
Premiums and agents’ balances receivable	$18,657	$10,557	$9,204	$—	$9,254	$611	$48,283
Deferred policy acquisition costs	5,175	4,952	7,124	—	1,504	409	19,164
Reinsurance recoverables	500	—	2,060	600	3,434	1,473	8,067
Receivable from Federal Crop Insurance Corporation	—	—	—	5,240	—	—	5,240
Goodwill and other intangibles	—	2,897	—	—	18,354	—	21,251

Unpaid losses and LAE	19,952	42,000	10,401	3,945	12,248	8,854	97,400
Unearned premiums	28,426	17,260	39,542	—	18,444	2,738	106,410

NI Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2019
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$16,944	$14,591	$18,533	$12	$1,107	$1,066	$52,253
Assumed premiums earned	4	—	(4)	—	—	1,026	1,026
Ceded premiums earned	(856)	—	(1,740)	(1)	(118)	(58)	(2,773)
Net premiums earned	16,092	14,591	16,789	11	989	2,034	50,506

Direct losses and LAE	10,102	7,156	8,256	(486)	320	1,283	26,631
Assumed losses and LAE	49	—	—	—	—	394	443
Ceded losses and LAE	(46)	—	(254)	460	—	(1,000)	(840)
Net losses and LAE	10,105	7,156	8,002	(26)	320	677	26,234

Gross margin	5,987	7,435	8,787	37	669	1,357	24,272

Underwriting and general expenses	4,750	5,478	5,202	331	314	619	16,694
Underwriting gain (loss)	1,237	1,957	3,585	(294)	355	738	7,578

Fee and other income		470					464
		2,427
Net investment income							1,743
Net capital gain on investments							7,859
Loss before income taxes							17,644
Income taxes							3,848
Net loss							13,796
Net income attributable to non-controlling interest							23
Net loss attributable to NI Holdings, Inc.							13,773

Non-GAAP Ratios:
Loss and LAE ratio	62.8%	49.0%	47.7%	n/a	32.4%	33.3%	51.9%
Expense ratio	29.5%	37.5%	31.0%	n/a	31.7%	30.4%	33.1%
Combined ratio	92.3%	86.6%	78.6%	n/a	64.1%	63.7%	85.0%

Balances at March 31, 2019:
Premiums and agents’ balances receivable	$17,561	$9,978	$9,424	$12	$964	$563	$38,502
Deferred policy acquisition costs	3,925	4,816	5,452	—	—	598	14,791
Reinsurance recoverables	177	—	916	108	(28)	1,970	3,143
Receivable from Federal Crop Insurance Corporation	—	—	—	14,282	—	—	14,282
Goodwill and other intangibles	—	3,488	—	—	—	—	3,488

Unpaid losses and LAE	17,737	46,641	12,061	621	852	7,648	85,560
Unearned premiums	27,110	18,845	37,476	—	2,141	2,599	88,171

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

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net capital gain (loss) on investments, other income excluding non-standard auto insurance fees, and income taxes within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

23.	Subsequent Events

We have evaluated subsequent events through May 6, 2020, the date these consolidated financial statements were available for issuance.

COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact the Company's results. For the three months ended March 31, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also incurred net unrealized investment losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. The actual long-term impact of the pandemic on the property and casualty industry is highly uncertain and will not be known for some time. In the short-term, we expect decreased economic activity to pressure overall top-line growth while negatively impacting investment results, dependent on the extent and duration of the economic contraction.

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

These consolidated financial statements of NI Holdings include the financial position and results of operations of NI Holdings and seven other entities:

•	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
•	Nodak Agency – a wholly-owned subsidiary of Nodak Insurance;
•	American West – a wholly-owned subsidiary of Nodak Insurance;
•	Primero – an indirect, wholly-owned subsidiary of Nodak Insurance;
•	Battle Creek – an affiliated company of Nodak Insurance;
•	Direct Auto – a wholly-owned subsidiary of NI Holdings; and
•	Westminster – a wholly-owned subsidiary of NI Holdings.

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

On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster and Westminster became a consolidated subsidiary of the Company. The results of Westminster are included as part of the Company’s commercial business segment following the closing date.

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau Federation through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers limited nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Direct Auto offers limited nonstandard auto insurance coverage in Illinois. Westminster offers commercial multi-peril insurance in the Mid-Atlantic region of the United States.

Nodak Insurance and Battle Creek are rated “A” by A.M. Best, which is the third highest out of a possible 15 ratings. American West and Westminster are rated “A-”. Primero and Direct Auto are unrated.

A chart of the corporate structure follows:

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

		≥ 55%
		ownership
	NI Holdings, Inc.

100%		100%		100%
ownership		ownership		ownership
Direct Auto Insurance Company	Nodak Insurance Company			Westminster American Insurance Company

100%	100%			100%
ownership	ownership		Affiliation	ownership
Nodak Agency, Inc.	American West Insurance Company		Battle Creek Mutual Insurance Company	Tri-State, Ltd

				100%
				ownership
				Primero Insurance Company

The following tables provide selected amounts from the Company’s Unaudited Consolidated Statements of Operations and Balance Sheets. Additional information can be found later in this section.

	Three Months Ended March 31,
	2020	2019
Direct premiums written	$62,972	$55,653
Net premiums earned	58,772	50,506
Net income (loss) before non-controlling interest	(3,555)	13,796

	March 31, 2020	December 31, 2019
Total assets	$536,384	$508,159
Shareholders’ equity	301,791	309,803

Marketplace Conditions and Trends

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 and related economic conditions began to impact the property casualty industry and the Company’s results of operations. The actual long-term impact of the pandemic on the property and casualty industry is highly uncertain and will not be known for some time. In the short-term, we expect decreased economic activity to pressure overall top-line growth while negatively impacting investment results, dependent on the extent and duration of the economic contraction. We also expect reduced loss frequency to continue in private passenger and non-standard auto lines, due to decreased miles driven during this time.

We monitor the marketplace both on a regional and line of business basis.  The private passenger market place would best be described as stable with ample capacity to grow business with a challenging pricing environment.  Rates for private passenger are competitive across the upper Midwest with few companies increasing price to offset challenging underwriting results.  The non-

standard auto market is competitive with companies seeking to grow this line, but, similar to the private passenger auto line, pricing is difficult and results challenging.  In the property lines of business, companies seem to be increasing price in the loss prone areas and holding prices steady in non-loss states.

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

Beginning in 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on the Company’s investments in equity securities are included in net income as part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices. Prior to 2019, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income. The changes in unrealized gains and losses on fixed income securities continue to be recorded in other comprehensive income, net of income taxes. The new accounting treatment has no effect on total shareholders’ equity.

NI Holdings’ portfolio of investments is managed by Conning, Inc., Disciplined Growth Investors, CIBC Personal Wealth Management, and Morgan Stanley Wealth Management. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe (as in the case of Hurricane Katrina) has an impact on not only the availability and cost of building materials such as roofing and other materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves. During 2018, the state of Nevada mandated the incorporation of higher minimum liabilities for nonstandard auto insurance policies written in the state. Similar mandates are scheduled to occur in the state of Arizona during 2020. While it is certain that these actions increase the average claim cost experienced in the state, the actual amount is subject to judgement until further claim experience is obtained.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	March 31, 2020	December 31, 2019
Case reserves	$96,818	$90,210
IBNR reserves	582	3,040
Liability for unpaid losses and LAE	$97,400	$93,250
Reinsurance recoverables on losses	8,067	4,045
Net unpaid losses and LAE	$89,333	$89,205

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	March 31, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,036	$5,916	$19,952
Non-standard auto	59,729	(17,729)	42,000
Home and farm	7,319	3,082	10,401
Crop	3,777	168	3,945
Commercial	7,785	4,463	12,248
All other	4,172	4,682	8,854
Liability for unpaid losses and LAE	$96,818	$582	$97,400
Reinsurance recoverables on losses	6,889	1,178	8,067
Net unpaid losses and LAE	$89,929	$(596)	$89,333

	December 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,115	$5,777	$19,892
Non-standard auto	55,623	(11,645)	43,978
Home and farm	7,098	3,405	10,503
Crop	8,411	168	8,579
Commercial	731	345	1,076
All other	4,232	4,990	9,222
Liability for unpaid losses and LAE	$90,210	$3,040	$93,250
Reinsurance recoverables on losses	2,867	1,178	4,045
Net unpaid losses and LAE	$87,343	$1,862	$89,205

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of March 31, 2020, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $706.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2019, which is deemed consistent with March 31, 2020 excluding the addition of the Westminster liability for unpaid losses and LAE. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,103)
1%	1,128
3%	3,463
5%	5,910

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after federal income taxes of 21% that results from various changes to the level of case reserves as of December 31, 2019, which is deemed consistent with March 31, 2020 excluding the addition of the Westminster liability for unpaid losses and LAE. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$7,127
-5%	3,563
-2%	1,425
+2%	(1,425)
+5%	(3,563)
+10%	(7,127)

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, and on equity securities through December 31, 2018, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Effective January 1, 2019, changes in unrealized investment gains or losses on equity securities will be recorded in net income (loss), rather than as a component of other comprehensive income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

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

For the three months ended March 31, 2020, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $20,538.

	March 31, 2020	December 31, 2019	Change
Fixed income securities:
Gross unrealized gains	$7,912	$7,595	$317
Gross unrealized losses	(5,275)	(354)	(4,921)
Net fixed income unrealized gains (losses)	2,637	7,241	(4,604)

Equity securities:
Gross unrealized gains	12,143	22,878	(10,735)
Gross unrealized losses	(6,181)	(982)	(5,199)
Net equity unrealized gains	5,962	21,896	(15,934)

Net unrealized gains	$8,599	$29,137	$(20,538)

The fixed income portion of the portfolio experienced a decrease in net unrealized gains of $4,604 during the three months ended March 31, 2020. This decrease was primarily the result of stress in the credit markets stemming from COVID-19 along with plummeting oil prices in March 2020. Resulting liquidity and increased downgrade/default risk in the corporate and municipal bond markets led to substantial widening credit spreads and price declines across our portfolio. The net decrease is reflected directly in shareholders’ equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced decreases in unrealized gains and increases in unrealized losses, which are attributed to the unfavorable conditions in the stock market during the three months ended March 31, 2020, brought about by the COVID-19 pandemic and a significant drop in oil prices. The net decrease of $15,934 is included in net capital gains (losses) on investments on the Company’s Consolidated Statements of Operations.

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

For the three months ended March 31, 2020, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities.

For more information on the Company’s investments, see Note 6 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments at March 31, 2020 or December 31, 2019.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three month period ended March 31, 2020 or the year ended December 31, 2019. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 7 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain direct policy acquisition costs consisting of commissions, state premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

As in the case of previous acquisitions, no deferred policy acquisition costs (“DAC”) were recorded in the acquisition of Westminster in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $4,177 and established at the closing date. This VOBA intangible asset will be amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Westminster were deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Westminster.

At March 31, 2020 and December 31, 2019, DAC, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	March 31, 2020	December 31, 2019
Deferred policy acquisition costs	$19,164	$15,399
Value of business acquired intangible asset	2,415	—
Liability for unearned premiums	106,410	89,276

The method followed in computing DAC limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and LAE, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and LAE, may require adjustments to DAC. If the estimation of net realizable value indicates that DAC are not recoverable, they would be written off or a premium deficiency reserve would be established.

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

NI Holdings had gross deferred income tax assets of $7,138 at March 31, 2020 and $6,294 at December 31, 2019, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $594 was maintained at March 31, 2020 and December 31, 2019.

NI Holdings had gross deferred income tax liabilities of $8,966 at March 31, 2020 and $10,290 at December 31, 2019, arising primarily from DAC, net unrealized capital gains on investments, and intangible assets.

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

As of March 31, 2020, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal tax years 2014 through 2018 are open for examination.

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

Premiums in the commercial lines of business are generally written throughout the year and earned throughout the year. Losses on this business are also incurred throughout the year, but generally are more frequent during the winter months from water and freeze claims.

For more information on the Company’s results of operations by segment, see Note 22 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Three Months ended March 31, 2020 and 2019

The consolidated net loss for NI Holdings was $3,555 for the three months ended March 31, 2020 compared to net income of $13,796 for the three months ended March 31, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums earned	$58,772	$50,506
Fee and other income	362	464
Net investment income	1,971	1,743
Net capital gain (loss) on investments	(14,919)	7,859
Total revenues	$46,186	$60,572

Components of net income (loss):
Net premiums earned	$58,772	$50,506
Losses and loss adjustment expenses	30,422	26,234
Amortization of deferred policy acquisition costs and other underwriting and general expenses	20,159	16,694
Underwriting gain	8,191	7,578
Fee and other income	362	464
Net investment income	1,971	1,743
Net capital gain (loss) on investments	(14,919)	7,859
Income (loss) before income taxes	(4,395)	17,644
Income taxes	(840)	3,848
Net income (loss)	$(3,555)	$13,796

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. For the three months ended March 31, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also incurred net unrealized investment losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended March 31, 2020 increased $8,266, or 16.4%, compared to a year ago.

	Three Months Ended March 31,
	2020	2019
Net premiums earned:
Private passenger auto	$17,299	$16,092
Non-standard auto	13,151	14,591
Home and farm	17,621	16,789
Crop	179	11
Commercial	7,853	989
All other	2,669	2,034
Total net premiums earned	$58,772	$50,506

	Three Months Ended March 31,
	2020	2019
Net premiums earned:
Direct premium	$62,393	$52,253
Assumed premium	1,600	1,026
Ceded premium	(5,221)	(2,773)
Total net premiums earned	$58,772	$50,506

Direct premiums earned for the first quarter of 2020 increased $10,140, or 19.4%, from the first quarter of 2019. The addition of the Westminster commercial business contributed $8,347 in direct premiums earned during the three months ended March 31, 2020.

Assumed premiums earned increased $574, due to increasing our participation in the assumed domestic and international business in our all other segment. Ceded premiums earned increased significantly, reflecting the additional amounts ceded for the Westminster commercial business as well as increasing our overall reinsurance coverage limits.

Our personal lines of business (private passenger auto, home and farm) continued to grow in South Dakota and Nebraska. Our North Dakota business grew modestly. Our non-standard auto premiums decreased year-over-year due to the COVID-19 pandemic, which negatively impacted policy counts in this segment across all states. We anticipate that second quarter will reflect a larger year-over-year decrease in non-standard auto premiums as the pandemic and related economic implications continue.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended March 31, 2020 increased $4,188, or 16.0%, compared to a year ago, due primarily to the addition of Westminster. The Company’s loss and LAE ratio remained relatively unchanged.

	Three Months Ended March 31,
	2020	2019
Net losses and LAE:
Private passenger auto	$11,129	$10,105
Non-standard auto	5,940	7,156
Home and farm	6,538	8,002
Crop	2,367	(26)
Commercial	3,715	320
All other	733	677
Total net losses and LAE	$30,422	$26,234

	Three Months Ended March 31,
	2020	2019
Loss and LAE ratio:
Private passenger auto	64.3%	62.8%
Non-standard auto	45.2%	49.0%
Home and farm	37.1%	47.7%
Crop	n/a	n/a
Commercial	47.3%	32.4%
All other	27.5%	33.3%
Total loss and LAE ratio	51.8%	51.9%

The Company’s overall loss and LAE experience was fairly consistent year-over-year, across most segments of the Company. Loss and LAE ratios improved in non-standard auto, home and farm, and all other, while private passenger auto increased modestly.

Losses were generally consistent year-over-year in private passenger and non-standard auto. In home and farm, losses and LAE decreased by $1,464, or 18.3%, primarily as a result of lower weather-related losses. These reduced losses were partially offset by increased losses and LAE of $3,395 in commercial due to Westminster’s results being added to the segment.

The loss and LAE ratio for non-standard auto continued to improve as the rate increases and underwriting actions appear to have addressed the profitability issues.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims as of December 31, 2019. Many of those claims have been settled during the quarter as crops have been harvested. The significant number of open claims at year-end has produced unfavorable loss development of $2,367 on a net basis as these claims have been settled in 2020.

During the three months ended March 31, 2020, reported losses and LAE included $510 of net unfavorable development on prior accident years, compared to $4,969 of net favorable development on prior accident years during the three months ended March 31, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $3,465, or 20.8%, during the three months ended March 31, 2020 compared to a year ago.

	Three Months Ended March 31,
	2020	2019
Underlying expenses	$23,924	$18,619
Deferral of policy acquisition costs	(13,152)	(11,147)
Other underwriting and general expenses	10,772	7,472
Amortization of deferred policy acquisition costs	9,387	9,222
Total reported expenses	$20,159	$16,694

Underlying expenses were $5,305 higher in the three months ended March 31, 2020 compared to a year ago. The new Westminster subsidiary contributed $4,277 of underlying expenses to the current quarter, including $1,868 amortization of other intangibles. Underlying expenses were also elevated due to costs related to the acquisition of Westminster.

Expense deferrals were $2,005 higher in the three months ended March 31, 2020 compared to 2019, while amortization of those costs was only slightly higher in 2020. Westminster contributed $1,556 of new expense deferrals in 2020, while private passenger auto, home and farm business grew.

The expense ratio of 34.3% for the three months ended March 31, 2020 was 1.2 percentage points higher than the expense ratio in the first quarter of 2019 related to the acquisition of Westminster.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended March 31,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$1,360	$1,237
Non-standard auto	2,014	1,957
Home and farm	6,194	3,585
Crop	(2,890)	(294)
Commercial	209	355
All other	1,304	738
Total underwriting gain	$8,191	$7,578

	Three Months Ended March 31,
	2020	2019
Combined ratio:
Private passenger auto	92.1%	92.3%
Non-standard auto	84.7%	86.6%
Home and farm	64.8%	78.6%
Crop	n/a	n/a
Commercial	97.3%	64.1%
All other	51.1%	63.7%
Total loss and LAE ratio	86.1%	85.0%

The gain from underwriting operations increased 8.1% when compared to 2019. The combined ratio increased modestly during the same period.

The combined ratio for the private passenger auto segment was consistent year-over-year. While we anticipate that the frequency of claims will decrease in the second quarter as people are driving less during the COVID-19 pandemic, actual projections are difficult to determine. None of our writing states of North Dakota, South Dakota, or Nebraska have stay-at-home or shelter-in-place orders. The overall impact of COVID-19 on the auto insurance industry in our markets will continue to develop over time.

For the non-standard auto segment, some improvement in the combined ratio has been realized as rate increases and underwriting actions had a positive impact on the Primero book of business. As with the private passenger auto segment, we expect to see the impact of the COVID-19 pandemic play out over time as people are driving less, specifically in Las Vegas and Chicago where there are stay-at-home orders in place.

The combined ratio for the home and farm segment improved substantially as North Dakota experienced a lower amount of snowfall in the first quarter, resulting in fewer collapse losses on the farm line. In addition, fewer weather-related claims in both South Dakota and Nebraska has helped to lower the losses for the homeowners line in these states. The improved weather losses combined with some modest rate adjustments has resulted in a good start to 2020 for these lines of business.

For the commercial segment, the results of Westminster are now being combined with the commercial business of Nodak Insurance. Underwriting expenses during the first quarter for Westminster were elevated due to the impact of one-time expenses causing the combined ratio to be elevated. While we anticipate that the combined ratio will improve, the COVID-19 pandemic is also impacting this segment as certain states are mandating that companies waive certain fees, require companies to offer renewals on all business, and defer premium payments for collection at a later date. This has the potential to cause elevated combined ratios as expenses are likely to increase and the potential for uncollectable premiums also increases.

For the crop segment, the combined ratio is elevated due to the high percentage of unharvested corn that remained in the field (52% in North Dakota). As these fields were harvested, the losses were higher than anticipated, resulting in adverse development for this segment during the quarter.

Fee and Other Income

NI Holdings had fee and other income of $362 for the three months ended March 31, 2020, compared to $464 for the three months ended March 31, 2019. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $329 for the three months ended March 31, 2020 from $470 for the three months ended March 31, 2019, as the amount of new inforce polices in Primero has dropped considerably. Primero has also started to temporarily waive some of its policy maintenance fees as a response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2020	2019
Average cash and invested assets	$418,452	$382,171

Gross investment income	$2,800	$2,308
Investment expenses	829	565
Net investment income	$1,971	$1,743

Gross return on average cash and invested assets	2.7%	2.4%
Net return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $228 for the three months ended March 31, 2020 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Westminster and net cash from operating activities during 2019. The weighted average gross yield on invested assets increased to 2.7% in 2020 from 2.4% in 2019.

As of March 31, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.9%, excluding Westminster. The average duration was 3.4 years at March 31, 2020.

Net Capital Gain (Loss) on Investments

NI Holdings had realized capital gains on investment of $1,015 for the three months ended March 31, 2020, compared to gains of $559 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net loss of $15,934 attributed to the change in unrealized appreciation of its equity securities for the three months ended March 31, 2020, compared to a net gain of $7,300 for the three months ended March 31, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. This significant loss was due to the COVID-19 pandemic and the related economic implications on businesses and the stock market.

The markets have partially rebounded during second quarter, but we anticipate additional volatility throughout the remainder of the pandemic and economic recovery period.

The Company recorded no other-than-temporary impairments in the three months ended March 31, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At March 31, 2020, the Company had net unrealized gains on fixed income securities of $2,637 and net unrealized gains on equity securities of $5,962. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The decrease in the fair value of our fixed income securities was primarily the result of stress in the credit markets stemming from COVID-19 along with plummeting oil prices in March 2020. Resulting liquidity and increased downgrade/default risk in the corporate and municipal bond markets led to substantial widening credit spreads and price declines across our portfolio.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income (Loss) before Income Taxes

For the three months ended March 31, 2020, NI Holdings had pre-tax loss of $4,395 compared to pre-tax income of $17,644 for the three months ended March 31, 2019. The decrease in pre-tax results was largely attributable to the $23,234 fluctuation in the change in net unrealized gains in our equity portfolio between the first quarter of 2020 and 2019.

Income Taxes

NI Holdings recorded income tax benefit of $840 for the three months ended March 31, 2020, compared to income tax expense of $3,848 for the three months ended March 31, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the first quarter of 2020 was 19.1% compared to an effective tax rate of 21.8% for the first quarter of 2019.

The valuation allowance against certain deferred income tax assets remained at $594 as of March 31, 2020, the same amount as December 31, 2019.

Net Income (Loss)

For the three months ended March 31, 2020, NI Holdings had net loss before non-controlling interest of $3,555 compared to net income of $13,796 for the three months ended March 31, 2019. This decrease in net income was primarily attributable to the fluctuation in the change in net unrealized gains in our equity portfolio between the first quarter of 2020 and 2019.

Return on Average Equity

For the three months ended March 31, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of -4.7% compared to annualized return on average equity, after non-controlling interest, of 19.6% for the three months ended March 31, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	March 31, 2020	December 31, 2019
Assets:
Cash and investments	$416,981	$419,923
Premiums and agents’ balances receivable	48,283	36,691
Deferred policy acquisition costs	19,164	15,399
Receivable from Federal Crop Insurance Corporation	5,240	14,230
Goodwill and other intangibles	21,251	2,912
Other assets	25,465	19,004
Total assets	$536,384	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$97,400	$93,250
Unearned premiums	106,410	89,276
Other liabilities	30,783	15,830
Total liabilities	234,593	198,356

Equity	301,791	309,803
Total liabilities and equity	$536,384	$508,159

At March 31, 2020, NI Holdings’ total assets increased by $28,225, or 5.6%, from December 31, 2019. Cash and investments decreased due to market fluctuations in both the fixed income and equity markets, partially offset by acquired Westminster assets. Premiums and agents’ balances receivable increased in the non-standard auto business, in addition to the acquired Westminster receivables. DAC increased due partly to Westminster commercial business generated during the quarter. The receivable from the Federal Crop Insurance Corporation decreased due to a partial collection. Goodwill and other intangibles recognized in the Westminster acquisition was $20,221, less $1,868 of amortization during the first quarter of 2020. Other assets increased as well from property and equipment and reinsurance recoverables in the Westminster acquisition.

At March 31, 2020, total liabilities increased by $36,237, or 18.3%, from December 31, 2019. Unpaid losses and loss adjustment expenses increased due to Westminster liabilities of $8,568, partially offset by payments against prior year claims. Unearned premiums increased due to Westminster acquired amounts of $16,611.

Total equity decreased by $8,012, or 2.6%, during the three months ended March 31, 2020. The decrease in equity reflects a consolidated net loss of $3,555 for the three-month period, share repurchases of $1,502, and lower fair values of our fixed income securities.

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

We currently anticipate that cash generated from our operations and available from our investment portfolio and initial public offering net proceeds will be sufficient to fund our operations. However, as described above, the COVID-19 pandemic has, and we expect will continue to, adversely affected premiums and losses. In addition, COVID-19 has resulted in volatility in the credit and financial markets, which has adversely affected our investment portfolio and could increase the cost of capital and/or our ability to access additional capital if the need arises.

In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we acquired Westminster for $40,000, payable in installments over three years.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Net cash flows from operating activities	$3,616	$4,231
Net cash flows from investing activities	(7,578)	(3,032)
Net cash flows from financing activities	(1,533)	(22)
Net increase (decrease) in cash and cash equivalents	$(5,495)	$1,177

For the three months ended March 31, 2020, net cash provided by operating activities totaled $3,616 compared to $4,231 a year ago. The consolidated net loss of $3,555 for the three months ended March 31, 2020 compared to consolidated net income of $13,796 for the same period a year ago. The decrease in net income was offset by the impact of changes in the receivable from the Federal Crop Insurance Corporation, as well as the net decrease in unrealized gains on equity investments in evaluating net cash from operating activities.

For the three months ended March 31, 2020, net cash used by investing activities totaled $7,578 compared to $3,032 a year ago. In the first quarter of 2020, the purchase price for Westminster was $703 more than the cash and cash equivalents received in the acquisition. Both the current and prior year reflect the impact of investing excess cash generated from operations into longer term investments.

For the three months ended March 31, 2020, net cash used by financing activities totaled $1,533 compared to $22 a year ago. The Company repurchased shares of its own common stock for $1,502 during 2020.

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

The amount available for payment of dividends from Nodak Insurance to us during 2020 without the prior approval of the North Dakota Insurance Department is approximately $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2020 or the year ended December 31, 2019.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the three months ended March 31, 2020.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

For a discussion of the Company’s potential risk or uncertainties, please see “Part 1 – Item 1A – Risk Factors” and “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report filed with the SEC, and “Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I – Item 1A of the Company’s 2019 Annual Report.

The impact of COVID-19 and responses thereto, and related risks, could materially affect our results of operations, financial position, and/or liquidity.

Beginning in March 2020, the global pandemic related to novel coronavirus COVID-19 began to impact the global and U.S. economy. The extent of this pandemic continues to evolve, thus the direct and indirect impacts of COVID-19 are not yet known and may not emerge for some time. We have experienced a decrease in premiums due to the COVID-19 pandemic, which has negatively impacted policy counts for certain of our segments across all states. We expect that premiums may continue to decrease as individuals and businesses reduce travel and seek to limit expenses, including the cost of insurance.

Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, we could be subject to proposed legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states, there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions, or other conditions included in the policies that would otherwise preclude coverage. Regulatory restrictions or requirements could also impact pricing, risk selection, and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. At least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to COVID-19 could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations.

The disruption in the financial markets related to COVID-19 has contributed to net unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments and, to a lesser extent, on our fixed income investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies, and credit spread widening in distressed industries. In addition, many state and local governments may be operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes residential and commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized and unrealized investment losses. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second quarter of 2020. We also expect this impact will further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we expect an increase in our underwriting expense ratio in the near term.

It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

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

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the initial public offering at time of closing. The Company will pay the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The Company anticipates using the net proceeds from the initial public offering to satisfy these obligations.

From time to time, the Company may also repurchase its own stock. These repurchases may be used to satisfy its obligations under the equity incentive plans or may be done for other reasons. To date, the Company has used the net proceeds from the initial public offering to fund these buyback programs.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 17, 2017.

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. Prior to 2020, we repurchased 307,299 shares of our common stock for $5,002 under this authorization. During the three months ended March 31, 2020, we repurchased an additional 123,264 shares of our common stock for $1,502.

Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1-31, 2020	—	$—	—	$4,998
February 1-29, 2020	—	—	—	4,998
March 1-31, 2020	123,264	12.19	123,264	3,496
Total	123,264	$12.19	123,264	$3,496

(1)	Shares purchased pursuant to the March 5, 2018 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
3.1 (1)	Amendment to Bylaws, dated as of February 25, 2020.

3.2 (2)	Amendment No. 2 to Bylaws, dated as of April 16, 2020.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 2, 2020 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on April 22, 2020 and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2020.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)