Form 10-Q
period 2020-06-30
NI Holdings, Inc.
filed 2020-08-05
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s common stock outstanding on July 31, 2020 was 21,472,124.

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

•

the impact of national or global events, including pandemics, military conflicts, and other wide-spread events;

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$67,858	$62,132
Fixed income securities, at fair value	321,069	295,945
Equity securities, at fair value	60,539	59,932
Other investments	2,583	1,914
Total cash and investments	452,049	419,923

Premiums and agents' balances receivable	88,336	36,691
Deferred policy acquisition costs	24,204	15,399
Reinsurance premiums receivable	1,534	—
Reinsurance recoverables on losses	9,011	4,045
Accrued investment income	2,248	2,089
Property and equipment	10,140	7,694
Receivable from Federal Crop Insurance Corporation	12,294	14,230
Goodwill and other intangibles	19,485	2,912
Other assets	5,133	5,176
Total assets	$624,434	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$116,014	$93,250
Unearned premiums	137,212	89,276
Reinsurance premiums payable	—	170
Income tax payable	3,649	1,645
Deferred income taxes, net	6,681	4,590
Accrued expenses and other liabilities	36,155	9,425
Commitments and contingencies	—	—
Total liabilities	299,711	198,356

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2020 – 21,631,224 shares, 2019 – 22,119,380 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	96,661	95,961
Unearned employee stock ownership plan shares	(1,671)	(1,671)
Retained earnings	233,498	218,480
Accumulated other comprehensive income, net of income taxes	10,880	5,612
Treasury stock, at cost, 2020 – 1,201,721 shares, 2019 – 713,565 shares	(18,517)	(12,308)
Non-controlling interest	3,642	3,499
Total shareholders’ equity	324,723	309,803

Total liabilities and shareholders’ equity	$624,434	$508,159

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$82,006	$65,114	$140,778	$115,620
Fee and other income	446	646	808	1,110
Net investment income	2,018	1,778	3,989	3,521
Net capital gain (loss) on investments	11,197	1,110	(3,722)	8,969
Total revenues	95,667	68,648	141,853	129,220

Expenses:
Losses and loss adjustment expenses	52,364	48,193	82,786	74,427
Amortization of deferred policy acquisition costs	14,829	16,151	24,216	25,373
Other underwriting and general expenses	4,796	789	15,568	8,261
Total expenses	71,989	65,133	122,570	108,061

Income before income taxes	23,678	3,515	19,283	21,159
Income tax expense	4,911	1,000	4,071	4,848
Net income	18,767	2,515	15,212	16,311
Net income attributable to non-controlling interest	34	37	66	60
Net income attributable to NI Holdings, Inc.	$18,733	$2,478	$15,146	$16,251

Basic earnings per common share	$0.86	$0.11	$0.69	$0.73
Diluted earnings per common share	$0.85	$0.11	$0.68	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income

(dollar amounts in thousands)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$18,733	$34	$18,767	$15,146	$66	$15,212

Other comprehensive income, before income taxes:
Holding gains on investments	11,269	194	11,463	6,813	108	6,921
Reclassification adjustment for net realized capital gain included in net income	(88)	(5)	(93)	(145)	(10)	(155)
Other comprehensive income, before income taxes	11,181	189	11,370	6,668	98	6,766
Income tax expense related to items of other comprehensive income	(2,348)	(40)	(2,388)	(1,400)	(21)	(1,421)
Other comprehensive income, net of income taxes	8,833	149	8,982	5,268	77	5,345

Comprehensive income	$27,566	$183	$27,749	$20,414	$143	$20,557

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$2,478	$37	$2,515	$16,251	$60	$16,311

Other comprehensive income, before income taxes:
Holding gains on investments	3,766	64	3,830	7,858	136	7,994
Reclassification adjustment for net realized capital (gain) loss included in net income	8	(4)	4	34	(3)	31
Other comprehensive income, before income taxes	3,774	60	3,834	7,892	133	8,025

Income tax expense related to items of other comprehensive income	(792)	(13)	(805)	(1,657)	(28)	(1,685)
Other comprehensive income, net of income taxes	2,982	47	3,029	6,235	105	6,340

Comprehensive income	$5,460	$84	$5,544	$22,486	$165	$22,651

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2020	$230	$96,374	$(1,671)	$214,811	$2,047	$(13,459)	$3,459	$301,791

Net income	—	—	—	18,733	—	—	34	18,767
Other comprehensive income, net of income taxes	—	—	—	—	8,833	—	149	8,982
Purchase of treasury stock	—	—	—	—	—	(5,281)	—	(5,281)
Share-based compensation	—	464	—	—	—	—	—	464
Issuance of vested award shares	—	(177)	—	(46)	—	223	—	—
Balance, June 30, 2020	$230	$96,661	$(1,671)	$233,498	$10,880	$(18,517)	$3,642	$324,723

Six Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income	—	—	—	15,146	—	—	66	15,212
Other comprehensive income, net of income taxes	—	—	—	—	5,268	—	77	5,345
Purchase of treasury stock	—	—	—	—	—	(6,783)	—	(6,783)
Share-based compensation	—	1,177	—	—	—	—	—	1,177
Issuance of vested award shares	—	(477)	—	(128)	—	574	—	(31)
Balance, June 30, 2020	$230	$96,661	$(1,671)	$233,498	$10,880	$(18,517)	$3,642	$324,723

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

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,212	$16,311
Adjustments to reconcile net income to net cash flows from operating activities:
Net capital loss (gain) on investments	3,722	(8,969)
Deferred income tax (benefit) expense	(972)	359
Depreciation of property and equipment	365	245
Amortization of intangibles	3,711	1,587
Share-based compensation	1,177	935
Amortization of deferred policy acquisition costs	24,216	25,373
Deferral of policy acquisition costs	(33,021)	(29,228)
Net amortization of premiums and discounts on investments	557	532
Loss on sale of property and equipment	8	13
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(43,138)	(38,616)
Reinsurance premiums receivable / payable	(2,269)	4,117
Reinsurance recoverables on losses	(4,203)	(1,134)
Accrued investment income	(90)	(120)
Receivable from Federal Crop Insurance Corporation	1,936	(13,499)
Income tax recoverable / payable	2,142	25
Other assets	119	1,192
Unpaid losses and loss adjustment expenses	14,196	11,688
Unearned premiums	31,325	37,177
Accrued expenses and other liabilities	6,810	3,051
Net cash flows from operating activities	21,803	11,039

Cash flows from investing activities:
Proceeds from sales of fixed income securities	45,539	25,612
Proceeds from sales of equity securities	9,429	6,077
Purchases of fixed income securities	(51,944)	(40,168)
Purchases of equity securities	(11,207)	(8,185)
Purchases of property and equipment, net	(443)	(765)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	(703)	—
Other	66	39
Net cash flows from investing activities	(9,263)	(17,390)

Cash flows from financing activities:
Purchases of treasury stock	(6,783)	(2,006)
Issuance of restricted stock awards	(31)	(19)
Net cash flows from financing activities	(6,814)	(2,025)

Net increase (decrease) in cash and cash equivalents	5,726	(8,376)

Cash and cash equivalents at beginning of period	62,132	68,950

Cash and cash equivalents at end of period	$67,858	$60,574

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$18,787	$—

Income taxes paid	$2,900	$4,555

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

1.Organization

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

2.Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. We have eliminated all significant inter-company accounts and transactions in consolidation. The terms “we”, “us”, “our”, or “the Company” as used herein refer to the consolidated entity.

3.Summary of Significant Accounting Policies

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

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value. Unrealized gains and losses on fixed income securities, and on equity securities prior to January 1, 2019, net of income taxes, are reported in accumulated other comprehensive income. Effective January 1, 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on equity securities are reported as a component of net capital gain (loss) on investments in our operating results.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $2,583 at June 30, 2020 and $1,914 at December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Reclassification of Segment Information:

Effective in the first quarter of 2020, the Company’s results are being reported in our Consolidated Financial Statements in the following five primary operating segments – private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth “all other” segment captures all other insurance business, including our assumed reinsurance lines of business.

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

The period of risk for our crop insurance program, which comprise primarily spring-planted crops, typically runs from April1 (the approximate time when farmers can begin to work their fields) through December 15 (last date claims can be made for the most recent planting season). The crop insurance program provides indemnification for acreage that cannot be planted because of flood, drought, or other natural disaster (known as “prevented planting”). In cases where a valid prevented planting claim is made by an insured, the Company assumes that the risk period has ended as there will be no additional coverage under the policy, and the Company will immediately recognize the remaining unearned premium.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the three or six month periods ended June 30, 2020 and 2019.

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

Goodwill arising from the acquisition of Westminster in January 2020 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and commercial business product line of the Company. Other intangible assets arising from the acquisition of Westminster represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks asset, Westminster trade name, and VOBA assets will be amortized over twenty years, ten years, and twelve months, respectively, from the January 1, 2020 acquisition/valuation date.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

4.Acquisition of Westminster American Insurance Company

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

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. During the three months ended June 30, 2020, the Company made minor adjustments to property and equipment, the value of business acquired intangible asset, and deferred income taxes.

The acquired Westminster business contributed revenues of $7,462 and net loss of $525 to the Company for the three months ended June 30, 2020, and revenues of $13,791 and net loss of $683 for the six months ended June 30, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

	Pro forma Three Months Ended June 30,		Pro forma Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$95,667	$74,142	$141,853	$139,899

Net income attributable to NI Holdings, Inc.	19,118	2,483	16,711	14,667

Basic earnings per share attributable to NI Holdings, Inc.	0.87	0.11	0.76	0.66

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

The Company incurred acquisition-related costs of $828 during the six months ended June 30, 2020, and $83 during the third and fourth quarters of 2019, respectively. These expenses were reclassified to occur in first quarter 2019 in the pro forma amounts presented above.

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

Fair Value of Consideration:
Cash consideration transferred	$20,000
Present value of future cash consideration	18,787
Total cash consideration	$38,787

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$19,297
Fixed income securities, at fair value	12,353
Equity securities, at fair value	2,705
Other investments	735
Premiums and agents' balances receivable	8,507
Reinsurance recoverables on losses	763
Accrued investment income	70
Property and equipment	2,376
Federal income tax recoverable	138
State insurance licenses (included in goodwill and other intangibles)	1,800
Distribution network (included in goodwill and other intangibles)	6,700
Trade name (included in goodwill and other intangibles)	500
Value of business acquired (included in goodwill and other intangibles)	4,750
Other assets	77
Unpaid losses and loss adjustment expenses	(8,568)
Unearned premiums	(16,611)
Deferred income taxes, net	(1,642)
Reinsurance premiums payable	(565)
Accrued expenses and other liabilities	(1,132)
Total identifiable net assets	$32,253

Goodwill	$6,534

The fair value of the assets acquired includes premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which are anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Westminster.

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets of $6,700, $1,800, $500, and $4,750, respectively, are provisional pending receipt of the final valuation for those assets. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years.

5.Recent Accounting Pronouncements

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

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

6.Investments

The amortized cost and estimated fair value of investment securities as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$16,203	$1,154	$—	$17,357
Obligations of states and political subdivisions	62,780	2,571	(139)	65,212
Corporate securities	122,663	7,835	(748)	129,750
Residential mortgage-backed securities	43,734	1,817	(31)	45,520
Commercial mortgage-backed securities	24,634	1,589	(24)	26,199
Asset-backed securities	37,048	392	(409)	37,031
Total fixed income securities	307,062	15,358	(1,351)	321,069

Equity securities:
Basic materials	1,353	145	(183)	1,315
Communications	4,574	2,216	(553)	6,237
Consumer, cyclical	6,046	2,435	(718)	7,763
Consumer, non-cyclical	9,682	4,544	(695)	13,531
Energy	1,759	8	(472)	1,295
Financial	7,109	336	(769)	6,676
Industrial	6,137	3,571	(193)	9,515
Technology	7,053	7,159	(37)	14,175
Utility	37	—	(5)	32
Total equity securities	43,750	20,414	(3,625)	60,539
Total investments	$350,812	$35,772	$(4,976)	$381,608

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$472	$(4)	$17,546
Obligations of states and political subdivisions	55,232	1,511	(91)	56,652
Corporate securities	109,457	3,772	(16)	113,213
Residential mortgage-backed securities	50,458	1,050	(22)	51,486
Commercial mortgage-backed securities	26,450	658	(51)	27,057
Asset-backed securities	30,029	132	(170)	29,991
Total fixed income securities	288,704	7,595	(354)	295,945

Equity securities:
Basic materials	1,062	155	(7)	1,210
Communications	4,823	2,342	(169)	6,996
Consumer, cyclical	5,477	4,207	(72)	9,612
Consumer, non-cyclical	7,483	5,255	(171)	12,567
Energy	2,817	124	(485)	2,456
Financial	5,059	905	(35)	5,929
Industrial	5,293	4,023	(17)	9,299
Technology	6,022	5,867	(26)	11,863
Total equity securities	38,036	22,878	(982)	59,932
Total investments	$326,740	$30,473	$(1,336)	$355,877

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

	June 30, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$18,686	$18,907
After one year through five years	89,699	94,348
After five years through ten years	57,575	62,056
After ten years	35,686	37,008
Mortgage / asset-backed securities	105,416	108,750
Total fixed income securities	$307,062	$321,069

	December 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,567	$19,663
After one year through five years	84,937	87,134
After five years through ten years	55,927	58,466
After ten years	21,336	22,148
Mortgage / asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

Fixed income securities with a fair value of $5,975 at June 30, 2020 and $5,585 at December 31, 2019, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	June 30, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$202	$(0)	$—	$—	$202	$(0)
Obligations of states and political subdivisions	6,290	(139)	—	—	6,290	(139)
Corporate securities	10,663	(746)	204	(2)	10,867	(748)
Residential mortgage-backed securities	1,532	(31)	—	—	1,532	(31)
Commercial mortgage-backed securities	1,529	(24)	—	—	1,529	(24)
Asset-backed securities	10,347	(223)	4,057	(186)	14,404	(409)
Total fixed income securities	30,563	(1,163)	4,261	(188)	34,824	(1,351)

Equity securities:
Basic materials	626	(183)	—	—	626	(183)
Communications	1,116	(399)	59	(154)	1,175	(553)
Consumer, cyclical	1,792	(682)	242	(36)	2,034	(718)
Consumer, non-cyclical	2,606	(695)	—	—	2,606	(695)
Energy	151	(253)	228	(219)	379	(472)
Financial	4,369	(769)	—	—	4,369	(769)
Industrial	2,097	(193)	—	—	2,097	(193)
Technology	532	(37)	—	—	532	(37)
Utility	33	(5)	—	—	33	(5)
Total equity securities	13,322	(3,216)	529	(409)	13,851	(3,625)
Total investments	$43,885	$(4,379)	$4,790	$(597)	$48,675	$(4,976)

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

The Company did not record any impairments during the three or six month periods ended June 30, 2020 and 2019.

As of June 30, 2020, we held 93 fixed income securities with unrealized losses. As of December 31, 2019, we held 88 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed income securities	$2,281	$1,995	$4,590	$3,971
Equity securities	300	233	625	457
Real estate	124	91	270	182
Cash and cash equivalents	6	18	26	35
Total gross investment income	2,711	2,337	5,511	4,645
Investment expenses	693	559	1,522	1,124
Net investment income	$2,018	$1,778	$3,989	$3,521

Net capital gain (loss) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains:
Fixed income securities	$392	$53	$477	$55
Equity securities	735	325	2,250	1,023
Total gross realized gains	1,127	378	2,727	1,078

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(300)	(57)	(323)	(86)
Equity securities	(457)	(548)	(1,019)	(660)
Total gross realized losses, excluding other-than-temporary impairment losses	(757)	(605)	(1,342)	(746)

Net realized gain (loss) on investments	370	(227)	1,385	332

Change in net unrealized gain (loss) on equity securities	10,827	1,337	(5,107)	8,637
Net capital gain (loss) on investments	$11,197	$1,110	$(3,722)	$8,969

7.Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at June 30, 2020 and December 31, 2019 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at June 30, 2020 or December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,357	$—	$17,357	$—
Obligations of states and political subdivisions	65,212	—	65,212	—
Corporate securities	129,750	—	129,750	—
Residential mortgage-backed securities	45,520	—	45,520	—
Commercial mortgage-backed securities	26,199	—	26,199	—
Asset-backed securities	37,031	—	37,031	—
Total fixed income securities	321,069	—	321,069	—

Equity securities:
Basic materials	1,315	1,315	—	—
Communications	6,237	6,237	—	—
Consumer, cyclical	7,763	7,763	—	—
Consumer, non-cyclical	13,531	13,531	—	—
Energy	1,295	1,295	—	—
Financial	6,676	6,676	—	—
Industrial	9,515	9,515	—	—
Technology	14,175	14,175
Utility	32	32	—	—
Total equity securities	60,539	60,539	—	—

Cash and cash equivalents	67,858	67,858	—	—
Total assets at fair value	$449,466	$128,397	$321,069	$—

	December 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,546	$—	$17,546	$—
Obligations of states and political subdivisions	56,652	—	56,652	—
Corporate securities	113,213	—	113,213	—
Residential mortgage-backed securities	51,486	—	51,486	—
Commercial mortgage-backed securities	27,057	—	27,057	—
Asset-backed securities	29,991	—	29,991	—
Total fixed income securities	295,945	—	295,945	—

Equity securities:
Basic materials	1,210	1,210	—	—
Communications	6,996	6,996	—	—
Consumer, cyclical	9,612	9,612	—	—
Consumer, non-cyclical	12,567	12,567	—	—
Energy	2,456	2,456	—	—
Financial	5,929	5,929	—	—
Industrial	9,299	9,299	—	—
Technology	11,863	11,863	—	—
Total equity securities	59,932	59,932	—	—

Cash and cash equivalents	62,132	62,132	—	—
Total assets at fair value	$418,009	$122,064	$295,945	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

8.Reinsurance

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

As a group, during the six month period ended June 30, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk. During the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$112,759	$82,452	$175,731	$144,845
Assumed premium	2,702	2,683	4,302	4,283
Ceded premium	(2,731)	(3,129)	(7,901)	(8,350)
Net premiums	$112,730	$82,006	$172,132	$140,778

Percentage of assumed earned premium to direct earned premium		3.3%		3.0%

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$103,243	$69,499	$158,896	$121,752
Assumed premium	3,003	2,973	4,032	3,999
Ceded premium	(7,358)	(7,358)	(10,131)	(10,131)
Net premiums	$98,888	$65,114	$152,797	$115,620

Percentage of assumed earned premium to direct earned premium		4.3%		3.3%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct losses and loss adjustment expenses	$59,375	$49,602	$93,267	$76,233
Assumed losses and loss adjustment expenses	794	540	1,102	983
Ceded losses and loss adjustment expenses	(7,805)	(1,949)	(11,583)	(2,789)
Net losses and loss adjustment expenses	$52,364	$48,193	$82,786	$74,427

If 100% of our ceded reinsurance was cancelled as of June 30, 2020 or December 31, 2019, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$19,164	$14,791	$15,399	$12,866
Deferral of policy acquisition costs	19,869	18,081	33,021	29,228
Amortization of deferred policy acquisition costs	(14,829)	(16,151)	(24,216)	(25,373)
Balance, end of period	$24,204	$16,721	$24,204	$16,721

10.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$93,250	$87,121
Reinsurance recoverables on losses	4,045	2,232
Net balance at beginning of period	89,205	84,889

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	—
Prior years	8,568	—
Total incurred	8,568	—

Incurred related to:
Current year	85,318	82,097
Prior years	(2,532)	(7,670)
Total incurred	82,786	74,427

Paid related to:
Current year	33,194	35,717
Prior years	40,362	28,156
Total paid	73,556	63,873

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	116,014	98,809
Reinsurance recoverables on losses	9,011	3,366
Net balance at end of period	$107,003	$95,443

During the six months ended June 30, 2020, the Company’s reported losses and LAE included $2,532 of net favorable development on prior accident years, compared to $7,670 of net favorable development on prior accident years during the six months ended June 30, 2019. Increases and decreases are generally the result of ongoing analysis of loss development trends. As

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The net favorable development reported for the six months ended June 30, 2020 was primarily attributable to our Direct Auto non-standard auto business and North Dakota personal lines of business, partially offset by unfavorable development from our 2019 multi-peril crop business.
11.Property and Equipment

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019	Estimated Useful Life
Cost:
Real estate	$15,235	$12,733	10 - 31 years
Electronic data processing equipment	1,342	1,271	5-7 years
Furniture and fixtures	2,867	2,796	5-7 years
Automobiles	1,231	1,130	2-3 years
Gross cost	20,675	17,930

Accumulated depreciation	(10,535)	(10,236)
Total property and equipment, net	$10,140	$7,694

Depreciation expense was $178 and $103 for the three months ended June 30, 2020 and 2019, respectively, and $365 and $245 for the six months ended June 30, 2020 and 2019, respectively.

12.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	June 30, 2020	December 31, 2019
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,534	—
Total	$9,162	$2,628

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

June 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$116	$632
Distribution network	6,700	186	6,514
Value of business acquired	4,750	3,473	1,277
Total subject to amortization	12,198	3,775	8,423

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$14,098	$3,775	$10,323

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$66	$182
Other	20	18	2
Total subject to amortization	268	84	184

Not subject to amortization – state insurance license	100	—	100
Total	$368	$84	$284

Amortization expense was $1,829 and $452 for the three months ended June 30, 2020 and 2019, respectively, and $3,711 and $1,587 for the six months ended June 30, 2020 and 2019, respectively.

13.Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $393 and $396 during the three months ended June 30, 2020 and 2019, respectively, and $729 and $720 during the six months ended June 30, 2020 and 2019, respectively. Royalty amounts payable of $157 and $115 were accrued as a liability to the NDFB at June 30, 2020 and December 31, 2019, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2020 without the prior approval of the North Dakota Insurance Department is $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the statutory net income of Direct Auto for the year ended December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the six months ended June 30, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents (overdraft)	$4,126	$(716)
Investments	4,615	4,661
Premiums and agents’ balances receivable	5,000	4,801
Reinsurance recoverables on losses (1)	27,861	26,330
Accrued investment income	30	33
Deferred income tax asset, net	303	343
Property and equipment	343	348
Other assets	47	45
Total assets	$42,325	$35,845

Liabilities:
Unpaid losses and loss adjustment expenses	$11,003	$10,622
Unearned premiums	16,859	15,708
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	1,949	1,706
Accrued expenses and other liabilities	5,872	1,310
Total liabilities	38,683	32,346

Equity:
Non-controlling interest	3,642	3,499
Total equity	3,642	3,499

Total liabilities and equity	$42,325	$35,845

(1)	Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $43 and $46, respectively, during the three months ended June 30, 2020 and 2019, respectively.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $85 and $77, respectively, during the six months ended June 30, 2020 and 2019, respectively.

There were no statutory-basis expenses reported, after intercompany eliminations, during the three or six months ended June 30, 2020 and 2019.

14.Benefit Plans

The Company sponsors a money purchase plan that covers all Nodak Insurance eligible employees. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $202 and $199 during the three months ended June 30, 2020 and 2019, respectively, and $403 and $398 during the six months ended June 30, 2020 and 2019, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. Primero, Direct Auto, and Westminster also sponsor 401(k) plans. The Company reported expenses related to the 401(k) plan totaling $162 and $139 during the three months ended June 30, 2020 and 2019, respectively, and $325 and $278 during the six months ended June 30, 2020 and 2019, respectively. All fees associated with all plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $14 and $14 during the three months ended June 30, 2020 and 2019, respectively, and $28 and $27 during the six months ended June 30, 2020 and 2019, respectively.

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

The Company recognized compensation expense of $83 and $103 during the three months ended June 30, 2020 and 2019, respectively, related to the ESOP, and $172 and $197 during the six months ended June 30, 2020 and 2019, respectively.

Through June 30, 2020 and December 31, 2019, the Company had released and allocated 72,945 ESOP shares to participants, with a remainder of 167,055 ESOP shares in suspense at June 30, 2020 and December 31, 2019. Using the Company’s quarter-end market price of $14.77 per share, the fair value of the unearned ESOP shares was $2,467 at June 30, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

15.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts during the six months ended June 30, 2020, or the year ended December 31, 2019. This line of credit is scheduled to expire on October 31, 2020.

16.Income Taxes

At June 30, 2020 and December 31, 2019, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or six month periods ended June 30, 2020 or 2019.

At June 30, 2020 and December 31, 2019, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

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

17.Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $94 and $76 related to these leases during the three months ended June 30, 2020 and 2019, respectively, and expenses of $183 and $151 related to these leases during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2020	$187
2021	249
2022	319
2023	358
2024	320
Thereafter	1,353

We also sub-lease portions of our home office building under non-cancellable operating leases.

18.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of June 30, 2020 or December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

19.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Six Months Ended June 30,
	2020	2019
Shares outstanding, beginning of period	22,119,380	22,192,894
Treasury shares repurchased through stock repurchase authorization	(519,598)	(116,034)
Issuance of treasury shares for vesting of restricted stock units	31,442	18,205
Shares outstanding, end of period	21,631,224	22,095,065

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during 2019. During the six months ended June 30, 2020, we completed the repurchase of 402,056 shares of our common stock for $4,996 to close out this authorization.

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the three months ended June 30, 2020, we completed the repurchase of 117,542 shares of our common stock for $1,787 under this new authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheet.

20.Stock Based Compensation

At its 2020 Annual Shareholders’ Meeting, the NI Holdings, Inc. 2020 Stock and Incentive Plan (the “Plan”) was approved by shareholders. The purpose of the Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, independent contractors, advisors, and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to afford such persons an opportunity to acquire an ownership interest in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

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

The total aggregate number of shares of common stock that awards may be issued under all awards made under the Plan shall not exceed 1,000,000 shares of common stock, subject to adjustments as provided in the Plan. No eligible participant may be granted any awards for more than 100,000 shares in the aggregate in any calendar year, subject to adjustment in accordance with the Plan. The aggregate amount payable pursuant to all performance awards denominated in cash to any eligible person in any calendar year is limited to $1,000 in value. Directors who are not also employees of the Company may not be granted awards denominated in shares that exceed $150 in any calendar year.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2019	73,880	$16.87
RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	$16.47

RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at June 30, 2020	115,780	$15.27

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSU compensation expense	$193	$143	$613	$462
Income tax benefit	(41)	(30)	(129)	(97)
RSU compensation expense, net of income taxes	$152	$113	$484	$365

At June 30, 2020, there was $1,104 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.04 years.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2019	48,600	$16.25
PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at December 31, 2019	111,000	$15.27

PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at June 30, 2020	174,600	$15.15

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PSU compensation expense	$271	$175	$564	$472
Income tax benefit	(56)	(37)	(118)	(99)
PSU compensation expense, net of income taxes	$215	$138	$446	$373

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At June 30, 2020, there was $1,562 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.89 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

21.Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 21,886,930 and 22,217,799 during the three months ended June 30, 2020 and 2019, respectively, and 22,052,501 and 22,223,185 during the six months ended June 30, 2020 and 2019, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$18,733	$2,478	$15,146	$16,251
Denominator:
Weighted average shares outstanding	21,886,930	22,217,799	22,052,501	22,223,185
Basic earnings per common share	$0.86	$0.11	$0.69	$0.73

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings, Inc.	$18,733	$2,478	$15,146	$16,251
Denominator:
Number of shares used in basic computation	21,886,930	22,217,799	22,052,501	22,223,185
Weighted average effect of dilutive securities
Add: RSUs and PSUs	138,293	80,362	129,772	65,339
Number of shares used in diluted computation	22,025,223	22,298,161	22,182,273	22,288,524
Diluted earnings per common share	$0.85	$0.11	$0.68	$0.73

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

22.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and six month periods ended June 30, 2020 and 2019. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,501	$13,177	$20,215	$19,254	$10,153	$1,152	$82,452
Assumed premiums earned	—	—	—	1,935	—	748	2,683
Ceded premiums earned	(1,115)	(43)	(2,447)	2,363	(1,812)	(75)	(3,129)
Net premiums earned	17,386	13,134	17,768	23,552	8,341	1,825	82,006

Direct losses and LAE	8,624	8,195	11,080	20,247	10,994	235	59,375
Assumed losses and LAE	165	—	—	223	—	406	794
Ceded losses and LAE	(165)	—	(220)	(1,363)	(5,757)	(300)	(7,805)
Net losses and LAE	8,624	8,195	10,860	19,107	5,237	341	52,364

Gross margin	8,762	4,939	6,908	4,445	3,104	1,484	29,642

Underwriting and general expenses	4,335	5,146	4,705	1,299	3,624	516	19,625
Underwriting gain (loss)	4,427	(207)	2,203	3,146	(520)	968	10,017

Fee and other income		328					446
		121
Net investment income							2,018
Net capital gain on investments							11,197
Income before income taxes							23,678
Income taxes							4,911
Net income							18,767
Net income attributable to non-controlling interest							34
Net income attributable to NI Holdings, Inc.							$18,733

Non-GAAP Ratios:
Loss and LAE ratio	49.6%	62.4%	61.1%	81.1%	62.8%	18.7%	63.9%
Expense ratio	24.9%	39.2%	26.5%	5.5%	43.4%	28.3%	23.9%
Combined ratio	74.5%	101.6%	87.6%	86.6%	106.2%	47.0%	87.8%

Balances at June 30, 2020:
Premiums and agents’ balances receivable	$19,825	$7,643	$10,293	$37,864	$12,006	$705	$88,336
Deferred policy acquisition costs	5,804	4,968	8,062	1,295	3,607	468	24,204
Reinsurance recoverables	351	—	1,803	1,384	3,999	1,474	9,011
Receivable from Federal Crop Insurance Corporation	—	—	—	12,294	—	—	12,294
Goodwill and other intangibles	—	2,885	—	—	16,600	—	19,485

Unpaid losses and LAE	19,370	42,830	11,217	20,159	13,710	8,728	116,014
Unearned premiums	30,150	17,317	42,636	19,714	24,465	2,930	137,212

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$17,592	$15,271	$19,215	$15,203	$1,127	$1,091	$69,499
Assumed premiums earned	3	—	(4)	2,097	-	877	2,973
Ceded premiums earned	(909)	—	(1,958)	(4,300)	(134)	(57)	(7,358)
Net premiums earned	16,686	15,271	17,253	13,000	993	1,911	65,114

Direct losses and LAE	12,078	11,820	14,501	9,555	492	1,156	49,602
Assumed losses and LAE	30	—	—	78	-	432	540
Ceded losses and LAE	(186)	—	(1,034)	(867)	(12)	150	(1,949)
Net losses and LAE	11,922	11,820	13,467	8,766	480	1,738	48,193

Gross margin	4,764	3,451	3,786	4,234	513	173	16,921

Underwriting and general expenses	4,909	5,159	5,234	777	395	466	16,940
Underwriting gain (loss)	(145)	(1,708)	(1,448)	3,457	118	(293)	(19)

Fee and other income		506					646
		(1,202)
Net investment income							1,778
Net capital gain on investments							1,110
Income before income taxes							3,515
Income taxes							1,000
Net income							2,515
Net income attributable to non-controlling interest							37
Net income attributable to NI Holdings, Inc.							$2,478

Non-GAAP Ratios:
Loss and LAE ratio	71.4%	77.4%	78.1%	67.4%	48.3%	90.9%	74.0%
Expense ratio	29.4%	33.8%	30.3%	6.0%	39.8%	24.4%	26.0%
Combined ratio	100.9%	111.2%	108.4%	73.4%	88.1%	115.3%	100.0%

Balances at June 30, 2019:
Premiums and agents’ balances receivable	$18,950	$9,086	$10,599	$32,552	$1,048	$668	$72,903
Deferred policy acquisition costs	4,231	4,968	6,056	794	337	335	16,721
Reinsurance recoverables	326	—	1,441	407	(28)	1,220	3,366
Receivable from Federal Crop Insurance Corporation	—	—	—	29,668	-	—	29,668
Goodwill and other intangibles	—	3,036	—	—	-	—	3,036

Unpaid losses and LAE	17,544	48,379	13,762	9,948	752	8,424	98,809
Unearned premiums	29,115	18,139	41,191	28,233	2,478	2,788	121,944

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$36,897	$26,371	$40,374	$19,249	$19,658	$2,296	$144,845
Assumed premiums earned	-	-	-	1,935	-	2,348	4,283
Ceded premiums earned	(2,212)	(86)	(4,985)	2,547	(3,464)	(150)	(8,350)
Net premiums earned	34,685	26,285	35,389	23,731	16,194	4,494	140,778

Direct losses and LAE	19,753	14,135	18,748	23,058	16,913	660	93,267
Assumed losses and LAE	165	-	-	223	-	714	1,102
Ceded losses and LAE	(165)	-	(1,350)	(1,807)	(7,961)	(300)	(11,583)
Net losses and LAE	19,753	14,135	17,398	21,474	8,952	1,074	82,786

Gross margin	14,932	12,150	17,991	2,257	7,242	3,420	57,992

Underwriting and general expenses	9,145	10,343	9,594	2,001	7,553	1,148	39,784
Underwriting gain (loss)	5,787	1,807	8,397	256	(311)	2,272	18,208

Fee and other income		657					808
		2,464
Net investment income							3,989
Net capital loss on investments							(3,722)
Income before income taxes							19,283
Income taxes							4,071
Net income							15,212
Net income attributable to non-controlling interest							66
Net income attributable to NI Holdings, Inc.							$15,146

Non-GAAP Ratios:
Loss and LAE ratio	56.9%	53.8%	49.2%	90.5%	55.3%	23.9%	58.8%
Expense ratio	26.4%	39.3%	27.1%	8.4%	46.6%	25.5%	28.3%
Combined ratio	83.3%	93.1%	76.3%	98.9%	101.9%	49.4%	87.1%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$34,536	$29,862	$37,748	$15,216	$2,235	$2,155	$121,752
Assumed premiums earned	7	—	(8)	2,097	1	1,902	3,999
Ceded premiums earned	(1,765)	—	(3,698)	(4,302)	(254)	(112)	(10,131)
Net premiums earned	32,778	29,862	34,042	13,011	1,982	3,945	115,620

Direct losses and LAE	22,180	18,976	22,757	9,069	812	2,439	76,233
Assumed losses and LAE	79	—	—	78	—	826	983
Ceded losses and LAE	(232)	—	(1,288)	(407)	(12)	(850)	(2,789)
Net losses and LAE	22,027	18,976	21,469	8,740	800	2,415	74,427

Gross margin	10,751	10,886	12,573	4,271	1,182	1,530	41,193

Underwriting and general expenses	9,659	10,637	10,435	1,108	710	1,085	33,634
Underwriting gain	1,092	249	2,138	3,163	472	445	7,559

Fee and other income		976					1,110
		1,225
Net investment income							3,521
Net capital gain on investments							8,969
Income before income taxes							21,159
Income taxes							4,848
Net income							16,311
Net income attributable to non-controlling interest							60
Net income attributable to NI Holdings, Inc.							$16,251

Non-GAAP Ratios:
Loss and LAE ratio	67.2%	63.5%	63.1%	67.2%	40.4%	61.2%	64.4%
Expense ratio	29.5%	35.6%	30.7%	8.5%	35.8%	27.5%	29.1%
Combined ratio	96.7%	99.2%	93.7%	75.7%	76.2%	88.7%	93.5%

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

23.Subsequent Events

We have evaluated subsequent events through August 5, 2020, the date these consolidated financial statements were available for issuance.

COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact the Company’s results. For the six month period ended June 30, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also incurred net unrealized investment losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. The actual long-term impact of the pandemic on the property and casualty industry is highly uncertain and will not be known for some time. In the short-term, we expect decreased economic activity to pressure overall top-line growth while negatively impacting investment results, dependent on the extent and duration of the economic contraction.

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

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Direct Auto offers nonstandard auto insurance coverage in Illinois. Westminster offers commercial multi-peril insurance in the Mid-Atlantic region of the United States.

All insurance subsidiaries of NI Holdings are rated “A” by A.M. Best, which is the third highest out of a possible 15 ratings.

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

			100%
			ownership
			Primero Insurance Company

The following tables provide selected amounts from the Company’s Unaudited Consolidated Statements of Operations and Unaudited Consolidated Balance Sheets. Additional information can be found later in this section.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct premiums written	$112,759	$103,243	$175,731	$158,896
Net premiums earned	82,006	65,114	140,778	115,620
Net income before non-controlling interest	18,767	2,515	15,212	16,311

	June 30, 2020	December 31, 2019
Total assets	$624,434	$508,159
Shareholders’ equity	324,723	309,803

Marketplace Conditions and Trends

The global pandemic associated with the novel coronavirus COVID-19 continued to impact the Company’s results of operations during the quarter. Decreased economic activity restricted top-line growth, and while our investment portfolio performance improved, the volatile financial markets continued to have a negative impact on overall returns. These top-line growth impacts were partially offset by reduced loss frequency in our private passenger and non-standard auto segments, due to decreased overall miles driven during the quarter.

The actual long-term impact of the pandemic on the property and casualty industry continues to be highly uncertain and will not be fully known for some time.

We monitor the marketplace both on a regional and line of business basis. The private passenger market place would best be described as stable with ample capacity to grow business with a challenging pricing environment. Rates for private passenger are competitive across the upper Midwest. The non-standard auto market is competitive with companies seeking to grow this line, but, similar to the private passenger auto line, pricing is difficult and results challenging. In the property lines of business, companies are increasing prices in the loss prone areas and holding prices steady in non-loss states.

Unlike our other insurance segments, crop insurance premiums written each year fluctuate primarily based on prevailing commodity prices for the type of crops insured, as the aggregate number of acres insured generally remains consistent from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most farmers obtain crop insurance on their plantings each year.

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

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. In the case of prevented planting claims, the period of risk is shortened to the date a valid prevented planting claim is filed, as the Company believes the period of risk has ended. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual interest rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the Federal Crop Insurance Corporation (“FCIC”) by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims occurring in the spring (primarily for prevented planting and required replanting claims), claims are required to be filed with the FCIC by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by NI Holdings covers crops planted in the spring.

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

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and uses return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given period, net income (loss) is divided by the average of the beginning and ending equity attributable to NI Holdings for that period.

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

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses, or “LAE”). The Company’s liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to it, and (2) reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves (“IBNR”).

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

The Company estimates multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop adjusters. These estimates have proven to be reasonably accurate indicators of the Company’s anticipated losses for this line of business.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe (as in the case of Hurricane Katrina) has an impact on not only the availability and cost of building materials such as roofing and other materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves. During 2018, the state of Nevada mandated the incorporation of higher minimum liabilities for nonstandard auto insurance policies written in the state. Similar mandates have become effective in July 2020 in the state of Arizona. While it is certain that these actions increase the average claim cost experienced in the state, the actual amount is subject to judgement until further claim experience is obtained.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	June 30, 2020	December 31, 2019
Case reserves	$108,583	$90,210
IBNR reserves	7,431	3,040
Liability for unpaid losses and LAE	$116,014	$93,250
Reinsurance recoverables on losses	9,011	4,045
Net unpaid losses and LAE	$107,003	$89,205

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	June 30, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,614	$5,756	$19,370
Non-standard auto	54,618	(11,788)	42,830
Home and farm	7,910	3,307	11,217
Crop	19,347	812	20,159
Commercial	9,093	4,617	13,710
All other	4,001	4,727	8,728
Liability for unpaid losses and LAE	$108,583	$7,431	$116,014
Reinsurance recoverables on losses	7,833	1,178	9,011
Net unpaid losses and LAE	$100,750	$6,253	$107,003

	December 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,115	$5,777	$19,892
Non-standard auto	55,623	(11,645)	43,978
Home and farm	7,098	3,405	10,503
Crop	8,411	168	8,579
Commercial	731	345	1,076
All other	4,232	4,990	9,222
Liability for unpaid losses and LAE	$90,210	$3,040	$93,250
Reinsurance recoverables on losses	2,867	1,178	4,045
Net unpaid losses and LAE	$87,343	$1,862	$89,205

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of June 30, 2020, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $845.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2019, which is deemed consistent with June 30, 2020, excluding the addition of the Westminster liability for unpaid losses and LAE. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,103)
1%	1,128
3%	3,463
5%	5,910

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after federal income taxes of 21% that results from various changes to the level of case reserves as of December 31, 2019, which is deemed consistent with June 30, 2020, excluding the addition of the Westminster liability for unpaid losses and LAE. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the six months ended June 30, 2020, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $1,659.

	June 30, 2020	December 31, 2019	Change
Fixed income securities:
Gross unrealized gains	$15,358	$7,595	$7,763
Gross unrealized losses	(1,351)	(354)	(997)
Net fixed income unrealized gains	14,007	7,241	6,766

Equity securities:
Gross unrealized gains	20,414	22,878	(2,464)
Gross unrealized losses	(3,625)	(982)	(2,643)
Net equity unrealized gains	16,789	21,896	(5,107)

Net unrealized gains	$30,796	$29,137	$1,659

The fixed income portion of the portfolio experienced an increase in net unrealized gains of $6,766 during the six months ended June 30, 2020. This increase is driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, including buying large quantities of investment grade corporate bonds and corporate bond ETFs, along with U.S. Treasuries. The net increase is reflected directly in shareholders’ equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced decreases in unrealized gains and increases in unrealized losses, which are attributed to the unfavorable conditions in the stock market during the six months ended June 30, 2020, brought about by the COVID-19 pandemic and a significant drop in oil prices. The net decrease of $5,107 is included in net capital gains (losses) on investments on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2020. The Company did benefit from improved market conditions during the three months ended June 30, 2020, as the change in equity securities resulted in a gain of $10,827 during this time frame.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the security (if any), and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, which specializes in managing insurance company investment portfolios and participates in this evaluation.

For the six months ended June 30, 2020, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities.

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

Level I:Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level II:Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level II includes fixed income securities with quoted prices that are traded less frequently than exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value fixed income securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Level III:Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments at June 30, 2020 or December 31, 2019.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the six month period ended June 30, 2020 or the year ended December 31, 2019. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

As in the case of previous acquisitions, no deferred policy acquisition costs (“DAC”) were recorded in the acquisition of Westminster in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $4,750 and established at the closing date. This VOBA intangible asset will be amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC. Policy acquisition costs relating to new business written by Westminster were deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Westminster.

At June 30, 2020 and December 31, 2019, DAC, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	June 30, 2020	December 31, 2019
Deferred policy acquisition costs	$24,204	$15,399
Value of business acquired intangible asset	1,277	—
Liability for unearned premiums	137,212	89,276

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

NI Holdings had gross deferred income tax assets of $8,336 at June 30, 2020 and $6,294 at December 31, 2019, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $594 was maintained at June 30, 2020 and December 31, 2019.

NI Holdings had gross deferred income tax liabilities of $14,423 at June 30, 2020 and $10,290 at December 31, 2019, arising primarily from DAC, net unrealized capital gains on investments, and intangible assets.

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

As of June 30, 2020, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal tax years 2014 through 2018 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly impact the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which extends into the fourth quarter. However, if the Company experiences a higher than average number of prevented planting claims early in the season, additional earned premiums may be recognized in the second quarter due to the shortened risk period.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in the personal lines of business (private passenger auto and home and farm) are generally written and earned throughout the year. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity in the second and third quarters.

Premiums in the commercial lines of business are generally written and earned throughout the year. Losses on this business are also incurred throughout the year, but generally are more frequent during the winter months from water and freeze claims.

For more information on the Company’s results of operations by segment, see Note 22 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Three Months ended June 30, 2020 and 2019

The consolidated net income for NI Holdings was $18,767 for the three months ended June 30, 2020 compared to net income of $2,515 for the three months ended June 30, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended June 30,
	2020	2019
Revenues:
Net premiums earned	$82,006	$65,114
Fee and other income	446	646
Net investment income	2,018	1,778
Net capital gain on investments	11,197	1,110
Total revenues	$95,667	$68,648

Components of net income:
Net premiums earned	$82,006	$65,114
Losses and loss adjustment expenses	52,364	48,193
Amortization of deferred policy acquisition costs and other underwriting and general expenses	19,625	16,940
Underwriting gain (loss)	10,017	(19)
Fee and other income	446	646
Net investment income	2,018	1,778
Net capital gain on investments	11,197	1,110
Income before income taxes	23,678	3,515
Income taxes	4,911	1,000
Net income	$18,767	$2,515

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. For the three months ended June 30, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also experienced continued volatility in net unrealized investment gains and losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended June 30, 2020 increased $16,892, or 25.9%, compared to a year ago.

	Three Months Ended June 30,
	2020	2019
Net premiums earned:
Private passenger auto	$17,386	$16,686
Non-standard auto	13,134	15,271
Home and farm	17,768	17,253
Crop	23,552	13,000
Commercial	8,341	993
All other	1,825	1,911
Total net premiums earned	$82,006	$65,114

	Three Months Ended June 30,
	2020	2019
Net premiums earned:
Direct premium	$82,452	$69,499
Assumed premium	2,683	2,973
Ceded premium	(3,129)	(7,358)
Total net premiums earned	$82,006	$65,114

Direct premiums earned for the second quarter of 2020 increased $12,953, or 18.6%, from the second quarter of 2019. The addition of the Westminster commercial business contributed $8,968 in direct premiums earned during the three months ended June 30, 2020. Crop segment direct premiums earned increased $4,051 compared to last year related to the high claim volume of prevented planting claims submitted for the current multi-peril crop season.

Assumed premiums earned decreased $290, due to less assumed crop hail business. Ceded premiums earned decreased significantly, reflecting additional multi-peril gain-sharing amounts from the federal government, partially offset by ceding of the Westminster commercial business and increasing our overall reinsurance coverage limits.

Our personal lines of business (private passenger auto, home and farm) continued to grow in South Dakota and Nebraska. Our North Dakota business grew modestly.

Our non-standard auto premiums decreased year-over-year due to the COVID-19 pandemic, which negatively impacted policy counts in this segment across all states. During the month of June, this trend of decreasing policy counts moderated somewhat. At this time, we are unsure what impact the pandemic will have on policy counts for the remainder of 2020.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended June 30, 2020 increased $4,171, or 8.7%, compared to a year ago, due primarily to the addition of Westminster. Despite the overall increase, the Company’s loss and LAE ratio decreased significantly.

	Three Months Ended June 30,
	2020	2019
Net losses and LAE:
Private passenger auto	$8,624	$11,922
Non-standard auto	8,195	11,820
Home and farm	10,860	13,467
Crop	19,107	8,766
Commercial	5,237	480
All other	341	1,738
Total net losses and LAE	$52,364	$48,193

	Three Months Ended June 30,
	2020	2019
Loss and LAE ratio:
Private passenger auto	49.6%	71.4%
Non-standard auto	62.4%	77.4%
Home and farm	61.1%	78.1%
Crop	81.1%	67.4%
Commercial	62.8%	48.3%
All other	18.7%	90.9%
Total loss and LAE ratio	63.9%	74.0%

The Company’s overall loss and LAE experience improved 10.1 percentage points year-over-year, across most segments of the Company. Only the crop and commercial segments reported increases in their loss and LAE ratios.

Losses were favorable year-over-year in private passenger and non-standard auto, due to less frequency of losses as insureds drove fewer miles during the current quarter. In home and farm, losses and LAE decreased as well, due to lower weather-related losses.

The commercial business had increased losses due to Westminster’s results being added to the segment.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims as of December 31, 2019. Most of those claims have been settled through the first half of the year as crops have been harvested or deemed unsalvageable. This business experienced unfavorable loss development of $1,247 on a net basis during the current quarter.

The issues arising from the 2019 multi-peril crop season have impacted the 2020 season. A higher than normal number of prevented planting claims have been submitted due to fields not harvested from the prior year, resulting in a shortened risk period for these policies and an acceleration of premiums earned during the quarter.

During the three months ended June 30, 2020, reported losses and LAE included $3,042 of net favorable development on prior accident years, compared to $2,701 of net favorable development on prior accident years during the three months ended June 30, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate. The net favorable development reported in the second quarter of 2020 is primarily related to the Direct Auto non-standard auto business.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $2,685, or 15.9%, during the three months ended June 30, 2020 compared to a year ago.

	Three Months Ended June 30,
	2020	2019
Underlying expenses	$24,665	$18,870
Deferral of policy acquisition costs	(19,869)	(18,081)
Other underwriting and general expenses	4,796	789
Amortization of deferred policy acquisition costs	14,829	16,151
Total reported expenses	$19,625	$16,940

Underlying expenses were $5,795 higher in the three months ended June 30, 2020 compared to a year ago, driven primarily by Westminster’s $5,232 of underlying expenses, including $1,816 amortization of other intangibles.

Expense deferrals were $1,788 higher in the three months ended June 30, 2020 compared to 2019, while amortization of those costs was $1,322 lower in 2020 due to less new business in 2020. The commercial business contributed $3,025 of new expense deferrals and $922 of amortization in the second quarter of 2020.

The expense ratio of 23.9% for the three months ended June 30, 2020 was 2.1 percentage points lower than the expense ratio in the second quarter of 2019 due primarily to the higher than normal multi-peril crop net premiums earned in the current quarter.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended June 30,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$4,427	$(145)
Non-standard auto	(207)	(1,708)
Home and farm	2,203	(1,448)
Crop	3,146	3,457
Commercial	(520)	118
All other	968	(293)
Total underwriting gain (loss)	$10,017	$(19)

	Three Months Ended June 30,
	2020	2019
Combined ratio:
Private passenger auto	74.5%	100.9%
Non-standard auto	101.6%	111.2%
Home and farm	87.6%	108.4%
Crop	86.6%	73.4%
Commercial	106.2%	88.1%
All other	47.0%	115.3%
Total loss and LAE ratio	87.8%	100.0%

Overall underwriting profitability improved significantly year-over-year across all segments with the exception of crop and commercial.

The combined ratio for the private passenger auto segment improved 26.4 percentage points year-over-year. This improvement was driven by lower claims frequency as a result of a reduction in miles driven during the COVID-19 pandemic. The overall impact of COVID-19 on the auto insurance industry in our markets will continue to develop over time.

For the non-standard auto segment, some improvement in the combined ratio has been realized as rate increases and underwriting actions had a positive impact on the Primero book of business. As with the private passenger auto segment, we expect to continue to see the impact of the COVID-19 pandemic play out over time as people are driving less, especially in high population areas with high incidents of the virus such as Las Vegas and Chicago.

The combined ratio for the home and farm segment improved substantially as North Dakota experienced a lower amount of weather-related events in the second quarter. The favorable impact from weather-related losses combined with some modest rate adjustments helped lead to an excellent start to 2020 for these lines of business.

For the commercial segment, the results of Westminster are now combined with the commercial business of Nodak Insurance. Underwriting expenses during the second quarter for Westminster continue to be impacted by amortization of their VOBA intangible asset. Additionally, the COVID-19 pandemic continues to negatively impact this segment as certain states within Westminster’s operating territory have mandated that insurers waive certain fees, offer renewals on all business, and/or defer premium payments for collection at a later date. While some requirements continue in a few states, most states have returned to normal operations. However, these actions have increased expenses along with the potential for higher uncollectable premiums.

For the crop segment, the combined ratio is elevated due to the high percentage of unharvested corn that remained in the field (52% in North Dakota) from the 2019 season. As these fields were harvested, the losses were higher than anticipated, resulting in additional adverse development for this segment during the quarter. The current multi-peril crop loss ratio is also elevated due to the large number of prevented planting claims submitted this spring.

Fee and Other Income

NI Holdings had fee and other income of $446 for the three months ended June 30, 2020, compared to $646 for the three months ended June 30, 2019. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $328 for the three months ended June 30, 2020 from $506 for the three months ended June 30, 2019, as the amount of new inforce polices in Primero has dropped considerably. Primero has also temporarily waived some of its policy maintenance fees as a response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,
	2020	2019
Average cash and invested assets	$434,515	$394,526

Gross investment income	$2,711	$2,337
Investment expenses	693	559
Net investment income	$2,018	$1,778

Gross return on average cash and invested assets	2.5%	2.4%
Net return on average cash and invested assets	1.9%	1.8%

Investment income, net of investment expense, increased $240 for the three months ended June 30, 2020 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Westminster and increased year-to-date net cash from operating activities. The weighted average gross yield on invested assets increased to 2.5% in 2020 from 2.4% in 2019.

As of June 30, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.7%, excluding Westminster. The average duration of our fixed income securities was 3.7 years at June 30, 2020.

Net Capital Gain (Loss) on Investments

NI Holdings had realized capital gains on investment of $370 for the three months ended June 30, 2020, compared to realized capital losses of $227 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $10,827 attributed to the change in unrealized appreciation of its equity securities for the three months ended June 30, 2020, compared to a net gain of $1,337 for the three months ended June 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. The significant gain in the current quarter was the result of a partial rebound from the extensive losses reported in first quarter due to the COVID-19 pandemic and the related economic implications on businesses and the stock market. We anticipate additional volatility throughout the remainder of the pandemic and economic recovery period.

The Company recorded no other-than-temporary impairments in the three months ended June 30, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2020, the Company had net unrealized gains on fixed income securities of $14,007 and net unrealized gains on equity securities of $16,789. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The increase in the fair value of our fixed income securities was driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, including buying large quantities of investment grade corporate bonds and corporate bond ETFs, along with U.S. Treasuries.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income before Income Taxes

For the three months ended June 30, 2020, NI Holdings had pre-tax income of $23,678 compared to pre-tax income of $3,515 for the three months ended June 30, 2019. The increase in pre-tax results was largely attributable to the significant improvement in loss experience and the pre-tax $9,490 fluctuation in the change in net unrealized gains in our equity portfolio between the second quarter of 2020 and 2019.

Income Taxes

NI Holdings recorded income tax expense of $4,911 for the three months ended June 30, 2020, compared to income tax expense of $1,000 for the three months ended June 30, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the second quarter of 2020 was 20.7% compared to an effective tax rate of 28.4% for the second quarter of 2019. The effective tax rate for the second quarter of 2019 was unusually elevated due to the relative low amount of pre-tax income reported for the period.

The valuation allowance against certain deferred income tax assets remained at $594 as of June 30, 2020, the same amount as December 31, 2019.

Net Income

For the three months ended June 30, 2020, NI Holdings had net income before non-controlling interest of $18,767 compared to net income of $2,515 for the three months ended June 30, 2019. This increase in net income was largely attributable to the significant improvement in loss experience and the $9,490 fluctuation in the change in net unrealized gains in our equity portfolio between the second quarter of 2020 and 2019.

Return on Average Equity

For the three months ended June 30, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of 24.2% compared to annualized return on average equity, after non-controlling interest, of 3.4% for the three months ended June 30, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Six Months ended June 30, 2020 and 2019

The consolidated net income for NI Holdings was $15,212 for the six months ended June 30, 2020 compared to net income of $16,311 for the six months ended June 30, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Six Months Ended June 30,
	2020	2019
Revenues:
Net premiums earned	$140,778	$115,620
Fee and other income	808	1,110
Net investment income	3,989	3,521
Net capital (loss) gain on investments	(3,722)	8,969
Total revenues	$141,853	$129,220

Components of net income:
Net premiums earned	$140,778	$115,620
Losses and loss adjustment expenses	82,786	74,427
Amortization of deferred policy acquisition costs and other underwriting and general expenses	39,784	33,634
Underwriting gain	18,208	7,559
Fee and other income	808	1,110
Net investment income	3,989	3,521
Net capital (loss) gain on investments	(3,722)	8,969
Income before income taxes	19,283	21,159
Income taxes	4,071	4,848
Net income	$15,212	$16,311

The global pandemic associated with the novel coronavirus COVID-19 continued to impact the Company’s results of operations during the six months ended June 30, 2020. Decreased economic activity restricted top-line growth and volatile financial markets had a negative impact on the Company’s equity investments and overall investment returns. These top-line growth impacts were partially offset by reduced loss frequency in our private passenger and non-standard auto segments, due to decreased overall miles driven during the quarter.

The actual long-term impact of the pandemic on the property and casualty industry continues to be highly uncertain and will not be fully known for some time. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the six months ended June 30, 2020 increased $25,158, or 21.8%, compared to a year ago.

	Six Months Ended June 30,
	2020	2019
Net premiums earned:
Private passenger auto	$34,685	$32,778
Non-standard auto	26,285	29,862
Home and farm	35,389	34,042
Crop	23,731	13,011
Commercial	16,194	1,982
All other	4,494	3,945
Total net premiums earned	$140,778	$115,620

	Six Months Ended June 30,
	2020	2019
Net premiums earned:
Direct premium	$144,845	$121,752
Assumed premium	4,283	3,999
Ceded premium	(8,350)	(10,131)
Total net premiums earned	$140,778	$115,620

Direct premiums earned for the first half of 2020 increased $23,093, or 19.0%, from the same period of 2019. The addition of the Westminster commercial business contributed $17,315 in direct premiums earned during the six months ended June 30, 2020. Crop segment direct premiums earned increased $4,051 compared to last year related to the high claim volume of prevented planting claims submitted for the current multi-peril crop season.

Assumed premiums earned increased $284, primarily due to increasing our participation in the assumed domestic and international business in our all other segment. Ceded premiums earned decreased $1,781, reflecting additional multi-peril gain-sharing amounts from the federal government, partially offset by ceding of the Westminster commercial business and increasing our overall reinsurance coverage limits.

Our personal lines of business (private passenger auto, home and farm) continued to grow in South Dakota and Nebraska. Our North Dakota business grew modestly.

Our non-standard auto premiums decreased year-over-year due to the rate changes implemented to address unprofitable results and increased policy liability limits mandated by Nevada and Arizona which led to a decrease in the number of vehicles insured. In addition, the COVID-19 pandemic has negatively impacted policy counts in this segment. During the latter part of the second quarter, we have seen a modest increase in new business for the non-standard auto line of business.

Losses and LAE

NI Holdings’ net losses and LAE for the six months ended June 30, 2020 increased $8,359, or 11.2%, compared to a year ago, due primarily to the addition of Westminster. The Company’s loss and LAE ratio decreased significantly.

	Six Months Ended June 30,
	2020	2019
Net losses and LAE:
Private passenger auto	$19,753	$22,027
Non-standard auto	14,135	18,976
Home and farm	17,398	21,469
Crop	21,474	8,740
Commercial	8,952	800
All other	1,074	2,415
Total net losses and LAE	$82,786	$74,427

	Six Months Ended June 30,
	2020	2019
Loss and LAE ratio:
Private passenger auto	56.9%	67.2%
Non-standard auto	53.8%	63.5%
Home and farm	49.2%	63.1%
Crop	90.5%	67.2%
Commercial	55.3%	40.4%
All other	23.9%	61.2%
Total loss and LAE ratio	58.8%	64.4%

The Company’s overall loss and LAE experience improved 5.6 percentage points year-over-year, across most segments of the Company. Only the crop and commercial segments reported increases in their loss and LAE ratios.

Losses were favorable year-over-year in private passenger and non-standard auto, due to less frequency of losses as insureds drove fewer miles. In home and farm, losses and LAE decreased as well, due to lower weather-related losses.

The commercial business had increased losses due to Westminster’s results being added to the segment.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims as of December 31, 2019. Most of those claims have been settled during the first half of the year as crops have been harvested or deemed unsalvageable. This business produced unfavorable loss development of $3,614 on a net basis as these claims were adjusted and settled in 2020.

The issues arising from the 2019 multi-peril crop season have impacted the 2020 season. A higher than normal number of prevented planting claims have been submitted due to fields not harvested from the prior year, resulting in a shortened risk period for these policies and an acceleration of premiums earned for the first half of 2020.

During the six months ended June 30, 2020, reported losses and LAE included $2,532 of net favorable development on prior accident years, compared to $7,670 of net favorable development on prior accident years during the six months ended June 30, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $6,150, or 18.3%, during the six months ended June 30, 2020 compared to a year ago.

	Six Months Ended June 30,
	2020	2019
Underlying expenses	$48,589	$37,489
Deferral of policy acquisition costs	(33,021)	(29,228)
Other underwriting and general expenses	15,568	8,261
Amortization of deferred policy acquisition costs	24,216	25,373
Total reported expenses	$39,784	$33,634

Underlying expenses were $11,100 higher in the six months ended June 30, 2020 compared to a year ago. Westminster contributed $9,509 of underlying expenses to the current quarter, including $3,684 amortization of other intangibles. Underlying expenses were also elevated due to costs related to the acquisition of Westminster.

Expense deferrals were $3,793 higher in the six months ended June 30, 2020 compared to 2019, while amortization of those costs was $1,157 higher in 2020. The commercial segment contributed $4,771 of new expense deferrals in 2020, and $1,479 of amortization expense.

The expense ratio of 28.3% for the six months ended June 30, 2020 was 0.8 percentage points lower than the expense ratio in the second quarter of 2019 due primarily to the higher than normal multi-peril crop net premiums earned compared to a year-ago.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Six Months Ended June 30,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$5,787	$1,092
Non-standard auto	1,807	249
Home and farm	8,397	2,138
Crop	256	3,163
Commercial	(311)	472
All other	2,272	445
Total underwriting gain	$18,208	$7,559
	Six Months Ended June 30,
	2020	2019
Combined ratio:
Private passenger auto	83.3%	96.7%
Non-standard auto	93.1%	99.2%
Home and farm	76.3%	93.7%
Crop	98.9%	75.7%
Commercial	101.9%	76.2%
All other	49.4%	88.7%
Total loss and LAE ratio	87.1%	93.5%

The gain from underwriting operations increased 140.9% when compared to 2019. The combined ratio decreased 6.4 percentage points during the same period.

The combined ratio for the private passenger auto segment improved 13.4 percentage points year-over-year. This improvement was driven by lower claims frequency as a result of a reduction in miles driven during the COVID-19 pandemic. It remains unclear how long the pandemic will impact the frequency of auto claims, as we do anticipate that frequency will return to historical levels as people are beginning to return to normal driving habits.

For the non-standard auto segment, some improvement in the combined ratio has been realized as rate increases and underwriting actions had a positive impact on the Primero book of business combined with the impact of COVID-19 on driving habits. We do anticipate that frequency of auto claims will return to historical levels similar to the private passenger auto segment.

The combined ratio for the home and farm segment improved substantially as North Dakota experienced a lower amount of snowfall in the first quarter and weather-related events in the second quarter, resulting in fewer collapse losses on the farm line as well as wind and hail claims in both lines. The improved weather losses combined with some modest rate adjustments has resulted in an excellent start to 2020 for these lines of business.

For the commercial segment, the results of Westminster are now combined with the commercial business of Nodak Insurance. Westminster experienced modest unfavorable loss development of $849, and underwriting expenses continue to be impacted by amortization of their VOBA intangible asset. The COVID-19 pandemic continues to impact this segment as certain states within Westminster’s operating territory have mandated that insurers waive certain fees, offer renewals on all business, and/or defer premium payments for collection at a later date. While a few states continue these mandates, the majority of states have returned to normal operating requirements with respect to policy cancellations and premium payments.

For the crop segment, the combined ratio is elevated due to the high percentage of unharvested corn that remained in the field (52% in North Dakota) from the 2019 season. As these fields were harvested, the losses were higher than anticipated, resulting in adverse development for this segment. The current multi-peril crop loss ratio is also elevated due to the large number of prevented planting claims submitted this spring.

Fee and Other Income

NI Holdings had fee and other income of $808 for the six months ended June 30, 2020, compared to $1,110 for the six months ended June 30, 2019. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $657 for the six months ended June 30, 2020 from $976 for the six months ended June 30, 2019, as the number of inforce polices in Primero has dropped considerably. Primero has also temporarily waived some of its policy maintenance fees in response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Six Months Ended June 30,
	2020	2019
Average cash and invested assets	$414,034	$373,716

Gross investment income	$5,511	$4,645
Investment expenses	1,522	1,124
Net investment income	$3,989	$3,521

Gross return on average cash and invested assets	2.7%	2.5%
Net return on average cash and invested assets	1.9%	1.9%

Investment income, net of investment expense, increased $468 for the six months ended June 30, 2020 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Westminster and increased year-to-date net cash from operating activities. The weighted average gross yield on invested assets increased to 2.7% in 2020 from 2.5% in 2019.

As of June 30, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.7%, excluding Westminster. The average duration for our fixed income securities was 3.7 years at June 30, 2020.

Net Capital Gain (Loss) on Investments

NI Holdings had realized capital gains on investment of $1,385 for the six months ended June 30, 2020, compared to realized capital gains of $332 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net loss of $5,107 attributed to the change in unrealized appreciation of its equity securities for the six months ended June 30, 2020, compared to a net gain of $8,637 for the six months ended June 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. The loss for the current period was due to the COVID-19 pandemic and the related economic implications on businesses and the stock market. We anticipate additional volatility throughout the remainder of the pandemic and economic recovery period.

The Company recorded no other-than-temporary impairments in the six months ended June 30, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2020, the Company had net unrealized gains on fixed income securities of $14,007 and net unrealized gains on equity securities of $16,789. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The increase in the fair value of our fixed income securities was driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, including buying large quantities of investment grade corporate bonds and corporate bond ETFs, along with U.S. Treasuries.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income before Income Taxes

For the six months ended June 30, 2020, NI Holdings had pre-tax income of $19,283 compared to pre-tax income of $21,159 for the six months ended June 30, 2019. The decrease in pre-tax results was largely attributable to the $13,744 fluctuation in the change in net unrealized gains in our equity portfolio between the first half of 2020 and 2019, partially offset by improved loss experience in the private passenger auto, non-standard auto, home and farm, and all other segments.

Income Taxes

NI Holdings recorded income tax expense of $4,071 for the six months ended June 30, 2020, compared to income tax expense of $4,848 for the six months ended June 30, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the first half of 2020 was 21.1% compared to an effective tax rate of 22.9% for the first half of 2019.

The valuation allowance against certain deferred income tax assets remained at $594 as of June 30, 2020, the same amount as December 31, 2019.

Net Income

For the six months ended June 30, 2020, NI Holdings had net income before non-controlling interest of $15,212 compared to net income of $16,311 for the six months ended June 30, 2019. This decrease in net income was primarily attributable to the fluctuation in the change in net unrealized gains in our equity portfolio between the first half of 2020 and 2019, partially offset by improved loss experience in the private passenger auto, non-standard auto, home and farm, and all other segments.

Return on Average Equity

For the six months ended June 30, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of 9.7% compared to annualized return on average equity, after non-controlling interest, of 11.5% for the six months ended June 30, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	June 30, 2020	December 31, 2019
Assets:
Cash and investments	$452,049	$419,923
Premiums and agents’ balances receivable	88,336	36,691
Deferred policy acquisition costs	24,204	15,399
Receivable from Federal Crop Insurance Corporation	12,294	14,230
Goodwill and other intangibles	19,485	2,912
Other assets	28,066	19,004
Total assets	$624,434	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$116,014	$93,250
Unearned premiums	137,212	89,276
Other liabilities	46,485	15,830
Total liabilities	299,711	198,356

Shareholders’ equity	324,723	309,803
Total liabilities and equity	$624,434	$508,159

At June 30, 2020, NI Holdings’ total assets increased by $116,275, or 22.9%, from December 31, 2019. Cash and investments increased due to increased fair market values of our fixed income investments and the acquired Westminster assets. Premiums and agents’ balances receivable increased due to recognition of the year’s multi-peril crop premiums during the second quarter, in addition to the acquired Westminster receivables. DAC increased due partly to both the Westminster commercial business and the 2020 crop business. The receivable from the Federal Crop Insurance Corporation decreased due to a partial collection of past year amounts, partially offset by 2020 activity. Goodwill and other intangibles recognized in the Westminster acquisition was $20,284, less $3,684 of amortization during the first half of 2020. Other assets also increased as a result of property and equipment and reinsurance recoverables from the Westminster acquisition.

At June 30, 2020, total liabilities increased by $101,355, or 51.1%, from December 31, 2019. Unpaid losses and loss adjustment expenses increased due to Westminster liabilities of $8,568 and crop losses relating to prevented planting claims for the 2020 season of $11,581. Unearned premiums increased due to Westminster acquired amounts of $16,611 and the recognition of this year’s multi-peril crop premiums of $19,713 to be earned over the remainder of the year.

Total shareholders’ equity increased by $14,920, or 4.8%, during the six months ended June 30, 2020. The increase in shareholders’ equity reflects a consolidated net income of $15,212 for the six-month period, share repurchases of $6,783, and higher fair market values across our fixed income investment portfolio.

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

In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we acquired Westminster for $40,000.  We paid $20,000 at the time of closing. We will pay the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing.

We currently anticipate that cash generated from our operations and available from our investment portfolio, along with the remaining initial public offering net proceeds, will be sufficient to fund our operations. The COVID-19 pandemic has resulted in volatility in the credit and financial markets, which has adversely affected our investment portfolio and could increase the cost of capital and/or our ability to access additional capital if the need arises.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Net cash flows from operating activities	$21,803	$11,039
Net cash flows from investing activities	(9,263)	(17,390)
Net cash flows from financing activities	(6,814)	(2,025)
Net increase (decrease) in cash and cash equivalents	$5,726	$(8,376)

For the six months ended June 30, 2020, net cash provided by operating activities totaled $21,803 compared to $11,039 a year ago. The consolidated net income of $15,212 for the six months ended June 30, 2020 compared to consolidated net income of $16,311 for the same period a year ago. The decrease in net income was more than offset by the impact of changes in the receivable from the Federal Crop Insurance Corporation.

For the six months ended June 30, 2020, net cash used by investing activities totaled $9,263 compared to $17,390 a year ago. In the first half of 2020, the initial cash installment payment for Westminster was $703 more than the cash and cash equivalents received in the acquisition. Both the current and prior year reflect the impact of investing excess cash generated from operations into longer term investments.

For the six months ended June 30, 2020, net cash used by financing activities totaled $6,814 compared to $2,025 a year ago. The Company repurchased shares of its own common stock for $6,783 and $2,006 during 2020 and 2019, respectively.

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

These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2020 or the year ended December 31, 2019.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 5 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

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

We expect that the impact of COVID-19 on general economic activity may continue to negatively impact our premium volumes. We have experienced this impact in the first half of 2020 and this impact may further persist for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, our underwriting expense ratio may increase in the near term.

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

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during 2019. During the six months ended June 30, 2020, we completed the repurchase of 402,056 shares of our common stock for $4,996 to close out this authorization.

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the three months ended June 30, 2020, we completed the repurchase of 117,542 shares of our common stock for $1,787 under this new authorization.

In total during the six months ended June 30, 2020, we completed the repurchase of 519,598 shares of our common stock for $6,783. The repurchases made in the three months ended June 30, 2020 are described below.

Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1-30, 2020	235,898	$12.41	235,898	$569
May 1-31, 2020	50,125	13.30	50,125	9,900
June 1-30, 2020	110,311	15.29	110,311	8,213
Total	396,334	$13.32	396,334	$8,213

(1)

Shares purchased pursuant to the March 5, 2018 and May 4, 2020 publicly announced share repurchase authorizations, each of which were for up to approximately $10,000 of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
3.1 (1)	Amendment No. 2 to Bylaws, dated as of April 16, 2020.

10.1 (2)	NI Holdings, Inc. 2020 Stock and Incentive Plan.

10.2 (3)	NI Holdings, Inc. Time-Based Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because it XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkebase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)

Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on April 22, 2020 and incorporated herein by reference.

(2)

Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020 and incorporated herein by reference.

(3)

Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2020.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)