Form 10-Q
period 2020-09-30
NI Holdings, Inc.
filed 2020-11-04
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant’s common stock outstanding on October 31, 2020 was 21,306,582.  No preferred shares are issued or outstanding.

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

•

“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

•

the “conversion” refers to the series of transactions consummated on March 13, 2017 by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$71,305	$62,132
Fixed income securities, at fair value	322,429	295,945
Equity securities, at fair value	65,786	59,932
Other investments	2,907	1,914
Total cash and investments	462,427	419,923

Premiums and agents' balances receivable	84,868	36,691
Deferred policy acquisition costs	23,885	15,399
Reinsurance recoverables on losses	13,556	4,045
Income tax recoverables	543	-
Accrued investment income	2,094	2,089
Property and equipment	10,008	7,694
Receivable from Federal Crop Insurance Corporation	9,519	14,230
Goodwill and other intangibles	18,637	2,912
Other assets	4,499	5,176
Total assets	$630,036	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$134,803	$93,250
Unearned premiums	125,966	89,276
Reinsurance premiums payable	1,173	170
Income tax payable	-	1,645
Deferred income taxes, net	7,401	4,590
Accrued expenses and other liabilities	35,180	9,425
Commitments and contingencies	-	-
Total liabilities	304,523	198,356

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2020 – 21,346,079 shares, 2019 – 22,119,380 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional paid-in capital	97,146	95,961
Unearned employee stock ownership plan shares	(1,671)	(1,671)
Retained earnings	237,162	218,480
Accumulated other comprehensive income, net of income taxes	12,064	5,612
Treasury stock, at cost, 2020 – 1,486,866 shares, 2019 – 713,565 shares	(23,097)	(12,308)
Non-controlling interest	3,679	3,499
Total shareholders’ equity	325,513	309,803

Total liabilities and shareholders’ equity	$630,036	$508,159

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$73,342	$67,116	$214,120	$182,736
Fee and other income	524	527	1,332	1,637
Net investment income	1,886	1,983	5,875	5,504
Net capital gain on investments	5,102	622	1,380	9,591
Total revenues	80,854	70,248	222,707	199,468

Expenses:
Losses and loss adjustment expenses	53,836	61,558	136,622	135,985
Amortization of deferred policy acquisition costs	15,061	11,309	39,277	36,682
Other underwriting and general expenses	7,083	5,982	22,651	14,243
Total expenses	75,980	78,849	198,550	186,910

Income (loss) before income taxes	4,874	(8,601)	24,157	12,558
Income tax expense (benefit)	1,188	(1,642)	5,259	3,206
Net income (loss)	3,686	(6,959)	18,898	9,352
Net income attributable to non-controlling interest	22	20	88	80
Net income (loss) attributable to NI Holdings, Inc.	$3,664	$(6,979)	$18,810	$9,272

Basic earnings (loss) per common share	$0.17	$(0.32)	$0.86	$0.42
Diluted earnings (loss) per common share	$0.17	$(0.31)	$0.85	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$3,664	$22	$3,686	$18,810	$88	$18,898

Other comprehensive income, before income taxes:
Holding gains on investments	2,038	11	2,049	8,851	119	8,970
Reclassification adjustment for net realized capital (gain) loss included in net income	(539)	8	(531)	(684)	(2)	(686)
Other comprehensive income, before income taxes	1,499	19	1,518	8,167	117	8,284
Income tax expense related to items of other comprehensive income	(315)	(4)	(319)	(1,715)	(25)	(1,740)
Other comprehensive income, net of income taxes	1,184	15	1,199	6,452	92	6,544

Comprehensive income	$4,848	$37	$4,885	$25,262	$180	$25,442

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(6,979)	$20	$(6,959)	$9,272	$80	$9,352

Other comprehensive income, before income taxes:
Holding gains on investments	2,018	36	2,054	9,876	172	10,048
Reclassification adjustment for net realized capital (gain) loss included in net income	(12)	-	(12)	22	(3)	19
Other comprehensive income, before income taxes	2,006	36	2,042	9,898	169	10,067

Income tax expense related to items of other comprehensive income	(422)	(7)	(429)	(2,079)	(35)	(2,114)
Other comprehensive income, net of income taxes	1,584	29	1,613	7,819	134	7,953

Comprehensive income (loss)	$(5,395)	$49	$(5,346)	$17,091	$214	$17,305

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2020	$230	$96,661	$(1,671)	$233,498	$10,880	$(18,517)	$3,642	$324,723

Net income	-	-	-	3,664	-	-	22	3,686
Other comprehensive income, net of income taxes	-	-	-	-	1,184	-	15	1,199
Purchase of treasury stock	-	-	-	-	-	(4,580)	-	(4,580)
Share-based compensation	-	485	-	-	-	-	-	485
Balance, September 30, 2020	$230	$97,146	$(1,671)	$237,162	$12,064	$(23,097)	$3,679	$325,513

Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income	-	-	-	18,810	-	-	88	18,898
Other comprehensive income, net of income taxes	-	-	-	-	6,452	-	92	6,544
Purchase of treasury stock	-	-	-	-	-	(11,363)	-	(11,363)
Share-based compensation	-	1,662	-	-	-	-	-	1,662
Issuance of vested award shares	-	(477)	-	(128)	-	574	-	(31)
Balance, September 30, 2020	$230	$97,146	$(1,671)	$237,162	$12,064	$(23,097)	$3,679	$325,513

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, July 1, 2019	$230	$95,121	$(1,914)	$208,330	$4,427	$(12,308)	$3,428	$297,314

Net income (loss)	-	-	-	(6,979)	-	-	20	(6,959)
Other comprehensive income, net of income taxes	-	-	-	-	1,584	-	29	1,613
Share-based compensation	-	339	-	-	-	-	-	339
Balance, September 30, 2019	$230	$95,460	$(1,914)	$201,351	$6,011	$(12,308)	$3,477	$292,307

Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	-	-	-	8,184	(8,184)	-	-	-
Net income	-	-	-	9,272	-	-	80	9,352
Other comprehensive income, net of income taxes	-	-	-	-	7,819	-	-	7,953
Purchase of treasury stock	-	-	-	-	-	(2,006)	-	(2,006)
Share-based compensation	-	1,274	-	-	-	-	-	1,274
Issuance of vested award shares	-	(300)	-	(51)	-	332	-	(19)
Balance, September 30, 2019	$230	$95.460	$(1,914)	$201,351	$6,011	$(12,308)	$3,477	$292,307

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$18,898	$9,352
Adjustments to reconcile net income to net cash flows from operating activities:
Net capital gain on investments	(1,380)	(9,591)
Deferred income tax (benefit) expense	(511)	569
Depreciation of property and equipment	545	374
Amortization of intangibles	4,781	1,695
Share-based compensation	1,662	1,274
Amortization of deferred policy acquisition costs	39,277	36,682
Deferral of policy acquisition costs	(47,763)	(39,620)
Net amortization of premiums and discounts on investments	1,031	827
Loss on sale of property and equipment	7	11
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(39,670)	(42,739)
Reinsurance premiums receivable / payable	438	4,277
Reinsurance recoverables on losses	(8,748)	(3,521)
Accrued investment income	64	(133)
Receivable from Federal Crop Insurance Corporation	4,711	(8,022)
Income tax recoverable / payable	(2,050)	(1,454)
Other assets	753	1,208
Unpaid losses and loss adjustment expenses	32,985	30,252
Unearned premiums	20,079	16,650
Accrued expenses and other liabilities	5,835	412
Net cash flows from operating activities	30,944	(1,497)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	67,029	36,924
Proceeds from sales of equity securities	13,176	12,373
Purchases of fixed income securities	(73,502)	(71,828)
Purchases of equity securities	(15,630)	(16,708)
Purchases of property and equipment, net	(489)	(1,009)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	(703)	-
Other	(258)	62
Net cash flows from investing activities	(10,377)	(40,186)

Cash flows from financing activities:
Purchases of treasury stock	(11,363)	(2,006)
Issuance of restricted stock awards	(31)	(19)
Net cash flows from financing activities	(11,394)	(2,025)

Net increase (decrease) in cash and cash equivalents	9,173	(43,708)

Cash and cash equivalents at beginning of period	62,132	68,950

Cash and cash equivalents at end of period	$71,305	$25,242

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$18,787	$-

Income taxes paid	$7,819	$3,955

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

2.Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $2,907 at September 30, 2020 and $1,914 at December 31, 2019.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the three or nine month periods ended September 30, 2020 and 2019.

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

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. During the three months ended June 30, 2020, the Company made minor adjustments to property and equipment, the value of business acquired intangible asset, and deferred income taxes. During the three months ended September 30, 2020, the Company made minor adjustments to fixed income securities, deferred income taxes, and goodwill.

The acquired Westminster business contributed revenues of $10,294 and net income of $1,763 to the Company for the three months ended September 30, 2020, and revenues of $24,085 and net income of $1,080 for the nine months ended September 30, 2020. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

	Pro forma Three Months Ended September 30,		Pro forma Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$80,854	$75,915	$222,707	$215,814

Net income (loss) attributable to NI Holdings, Inc.	3,913	(7,031)	20,624	7,636

Basic earnings (loss) per share attributable to NI Holdings, Inc.	0.18	(0.32)	0.94	0.34

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

The Company incurred acquisition-related costs of $828 during the nine months ended September 30, 2020, and $83 during the year ended December 31, 2019. These expenses were reclassified to occur in first quarter 2019 in the pro forma amounts presented above.

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

Fair Value of Consideration:
Cash consideration transferred	$20,000
Present value of future cash consideration	18,787
Total cash consideration	$38,787

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$19,297
Fixed income securities, at fair value	12,073
Equity securities, at fair value	2,705
Other investments	735
Premiums and agents' balances receivable	8,507
Reinsurance recoverables on losses	763
Accrued investment income	70
Property and equipment	2,376
Federal income tax recoverable	138
State insurance licenses (included in goodwill and other intangibles)	1,800
Distribution network (included in goodwill and other intangibles)	6,700
Trade name (included in goodwill and other intangibles)	500
Value of business acquired (included in goodwill and other intangibles)	4,750
Other assets	76
Unpaid losses and loss adjustment expenses	(8,568)
Unearned premiums	(16,611)
Deferred income taxes, net	(1,583)
Reinsurance premiums payable	(565)
Accrued expenses and other liabilities	(1,132)
Total identifiable net assets	$32,031

Goodwill	$6,756

The fair value of the assets acquired includes premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which are anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Westminster.

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets of $6,700, $1,800, $500, and $4,750, respectively, are provisional pending final valuation for those assets. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years.

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

In March 2020, the Company adopted modified disclosure requirements from the FASB relating to the fair value of assets and liabilities. The modifications primarily related to Level 3 fair value measurements. The Company does not currently carry any Level 3 assets or liabilities. As a result, there was no impact to the Company’s financial statement disclosures.

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2019 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows.In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

6.Investments

The amortized cost and estimated fair value of investment securities as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$16,110	$1,324	$(1)	$17,433
Obligations of states and political subdivisions	62,975	3,044	(150)	65,869
Corporate securities	120,955	8,137	(434)	128,658
Residential mortgage-backed securities	36,384	1,612	(4)	37,992
Commercial mortgage-backed securities	24,574	1,705	(29)	26,250
Asset-backed securities	45,906	509	(188)	46,227
Total fixed income securities	306,904	16,331	(806)	322,429

Equity securities:
Basic materials	1,259	289	(69)	1,479
Communications	4,304	2,563	(507)	6,360
Consumer, cyclical	5,903	3,139	(596)	8,446
Consumer, non-cyclical	10,456	6,092	(758)	15,790
Energy	1,931	18	(532)	1,417
Financial	5,879	520	(491)	5,908
Industrial	6,857	4,240	(132)	10,965
Technology	7,905	7,570	(90)	15,385
Utility	37	-	(1)	36
Total equity securities	44,531	24,431	(3,176)	65,786
Total investments	$351,435	$40,762	$(3,982)	$388,215

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$472	$(4)	$17,546
Obligations of states and political subdivisions	55,232	1,511	(91)	56,652
Corporate securities	109,457	3,772	(16)	113,213
Residential mortgage-backed securities	50,458	1,050	(22)	51,486
Commercial mortgage-backed securities	26,450	658	(51)	27,057
Asset-backed securities	30,029	132	(170)	29,991
Total fixed income securities	288,704	7,595	(354)	295,945

Equity securities:
Basic materials	1,062	155	(7)	1,210
Communications	4,823	2,342	(169)	6,996
Consumer, cyclical	5,477	4,207	(72)	9,612
Consumer, non-cyclical	7,483	5,255	(171)	12,567
Energy	2,817	124	(485)	2,456
Financial	5,059	905	(35)	5,929
Industrial	5,293	4,023	(17)	9,299
Technology	6,022	5,867	(26)	11,863
Total equity securities	38,036	22,878	(982)	59,932
Total investments	$326,740	$30,473	$(1,336)	$355,877

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

	September 30, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$16,413	$16,659
After one year through five years	90,477	95,182
After five years through ten years	59,812	64,928
After ten years	33,338	35,191
Mortgage / asset-backed securities	106,864	110,469
Total fixed income securities	$306,904	$322,429

	December 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,567	$19,663
After one year through five years	84,937	87,134
After five years through ten years	55,927	58,466
After ten years	21,336	22,148
Mortgage / asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

Fixed income securities with a fair value of $6,164 at September 30, 2020 and $5,585 at December 31, 2019, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	September 30, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$203	$(1)	$-	$-	$203	$(1)
Obligations of states and political subdivisions	4,578	(150)	-	-	4,578	(150)
Corporate securities	8,763	(420)	693	(14)	9,456	(434)
Residential mortgage-backed securities	397	(4)	-	-	397	(4)
Commercial mortgage-backed securities	1,511	(29)	-	-	1,511	(29)
Asset-backed securities	10,324	(80)	4,393	(108)	14,717	(188)
Total fixed income securities	25,776	(684)	5,086	(122)	30,862	(806)

Equity securities:
Basic materials	345	(69)	-	-	345	(69)
Communications	1,272	(507)	-	-	1,272	(507)
Consumer, cyclical	1,184	(528)	211	(68)	1,395	(596)
Consumer, non-cyclical	2,456	(758)	-	-	2,456	(758)
Energy	47	(33)	442	(499)	489	(532)
Financial	2,750	(491)	-	-	2,750	(491)
Industrial	1,139	(132)	-	-	1,139	(132)
Technology	1,379	(90)	-	-	1,379	(90)
Utility	37	(1)	-	-	37	(1)
Total equity securities	10,609	(2,609)	653	(567)	11,262	(3,176)
Total investments	$36,385	$(3,293)	$5,739	$(689)	$42,124	$(3,982)

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	December 31, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$494	$(4)	$-	$-	$494	$(4)
Obligations of states and political subdivisions	8,018	(91)	-	-	8,018	(91)
Corporate securities	2,066	(15)	650	(1)	2,716	(16)
Residential mortgage-backed securities	2,911	(9)	2,583	(13)	5,494	(22)
Commercial mortgage-backed securities	4,841	(35)	653	(16)	5,494	(51)
Asset-backed securities	8,511	(96)	7,686	(74)	16,197	(170)
Total fixed income securities	26,841	(250)	11,572	(104)	38,413	(354)

Equity securities:
Basic materials	258	(7)	-	-	258	(7)
Communications	506	(-)	658	(169)	1,164	(169)
Consumer, cyclical	595	(30)	146	(42)	741	(72)
Consumer, non-cyclical	1,033	(171)	-	-	1,033	(171)
Energy	823	(432)	6	(53)	829	(485)
Financial	393	(35)	-	-	393	(35)
Industrial	620	(17)	-	-	620	(17)
Technology	575	(26)	-	-	575	(26)
Total equity securities	4,803	(718)	810	(264)	5,613	(982)
Total investments	$31,644	$(968)	$12,382	$(368)	$44,026	$(1,336)

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

The Company did not record any impairments during the three or nine month periods ended September 30, 2020 and 2019.

As of September 30, 2020, we held 83 fixed income securities with unrealized losses. As of December 31, 2019, we held 88 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed income securities	$2,065	$2,196	$6,655	$6,167
Equity securities	278	247	903	704
Real estate	170	91	440	273
Cash and cash equivalents	1	15	27	50
Total gross investment income	2,514	2,549	8,025	7,194
Investment expenses	628	566	2,150	1,690
Net investment income	$1,886	$1,983	$5,875	$5,504

Net capital gain (loss) on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains:
Fixed income securities	$279	$58	$756	$114
Equity securities	637	1,386	2,887	2,408
Total gross realized gains	916	1,444	3,643	2,522

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	252	(46)	(70)	(132)
Equity securities	(532)	(392)	(1,552)	(1,052)
Total gross realized losses, excluding other-than-temporary impairment losses	(280)	(438)	(1,622)	(1,184)

Net realized gain on investments	636	1,006	2,021	1,338

Change in net unrealized gain on equity securities	4,466	(384)	(641)	8,253
Net capital gain on investments	$5,102	$622	$1,380	$9,591

7.Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at September 30, 2020 and December 31, 2019 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at September 30, 2020 or December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,433	$-	$17,433	$-
Obligations of states and political subdivisions	65,869	-	65,869	-
Corporate securities	128,658	-	128,658	-
Residential mortgage-backed securities	37,992	-	37,992	-
Commercial mortgage-backed securities	26,250	-	26,250	-
Asset-backed securities	46,227	-	46,227	-
Total fixed income securities	322,429	-	322,429	-

Equity securities:
Basic materials	1,479	1,479	-	-
Communications	6,360	6,360	-	-
Consumer, cyclical	8,446	8,446	-	-
Consumer, non-cyclical	15,790	15,790	-	-
Energy	1,417	1,417	-	-
Financial	5,908	5,908	-	-
Industrial	10,965	10,965	-	-
Technology	15,385	15,385
Utility	36	36	-	-
Total equity securities	65,786	65,786	-	-

Cash and cash equivalents	71,305	71,305	-	-
Total assets at fair value	$459,520	$137,091	$322,429	$-

	December 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,546	$-	$17,546	$-
Obligations of states and political subdivisions	56,652	-	56,652	-
Corporate securities	113,213	-	113,213	-
Residential mortgage-backed securities	51,486	-	51,486	-
Commercial mortgage-backed securities	27,057	-	27,057	-
Asset-backed securities	29,991	-	29,991	-
Total fixed income securities	295,945	-	295,945	-

Equity securities:
Basic materials	1,210	1,210	-	-
Communications	6,996	6,996	-	-
Consumer, cyclical	9,612	9,612	-	-
Consumer, non-cyclical	12,567	12,567	-	-
Energy	2,456	2,456	-	-
Financial	5,929	5,929	-	-
Industrial	9,299	9,299	-	-
Technology	11,863	11,863	-	-
Total equity securities	59,932	59,932	-	-

Cash and cash equivalents	62,132	62,132	-	-
Total assets at fair value	$418,009	$122,064	$295,945	$-

There were no liabilities measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019.

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

As a group, during the nine month period ended September 30, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk. During the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$68,322	$79,455	$244,053	$224,300
Assumed premium	1,426	1,372	5,728	5,655
Ceded premium	(7,596)	(7,485)	(15,497)	(15,835)
Net premiums	$62,152	$73,342	$234,284	$214,120

Percentage of assumed earned premium to direct earned premium		1.7%		2.5%

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$49,984	$70,481	$208,880	$192,233
Assumed premium	1,203	1,234	5,235	5,233
Ceded premium	(4,599)	(4,599)	(14,730)	(14,730)
Net premiums	$46,588	$67,116	$199,385	$182,736

Percentage of assumed earned premium to direct earned premium		1.8%		2.7%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct losses and loss adjustment expenses	$59,936	$62,248	$153,203	$138,481
Assumed losses and loss adjustment expenses	2,436	2,017	3,538	3,000
Ceded losses and loss adjustment expenses	(8,536)	(2,707)	(20,119)	(5,496)
Net losses and loss adjustment expenses	$53,836	$61,558	$136,622	$135,985

If 100% of our ceded reinsurance was cancelled as of September 30, 2020 or December 31, 2019, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$24,204	$16,721	$15,399	$12,866
Deferral of policy acquisition costs	14,742	10,392	47,763	39,620
Amortization of deferred policy acquisition costs	(15,061)	(11,309)	(39,277)	(36,682)
Balance, end of period	$23,885	$15,804	$23,885	$15,804

10.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$93,250	$87,121
Reinsurance recoverables on losses	4,045	2,232
Net balance at beginning of period	89,205	84,889

Acquired unpaid losses and loss adjustment expenses related to:
Current year	-	-
Prior years	8,568	-
Total incurred	8,568	-

Incurred related to:
Current year	140,890	142,428
Prior years	(4,268)	(6,443)
Total incurred	136,622	135,985

Paid related to:
Current year	65,234	73,974
Prior years	47,914	35,280
Total paid	113,148	109,254

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	134,803	117,373
Reinsurance recoverables on losses	13,556	5,753
Net balance at end of period	$121,247	$111,620

During the nine months ended September 30, 2020, the Company’s reported losses and LAE included $4,268 of net favorable development on prior accident years, compared to $6,443 of net favorable development on prior accident years during the nine months ended September 30, 2019. Increases and decreases are generally the result of ongoing analysis of loss development trends. As

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The net favorable development reported for the nine months ended September 30, 2020 was primarily attributable to our Direct Auto non-standard auto business and North Dakota personal lines of business, partially offset by unfavorable development from our 2019 multi-peril crop business.
11.Property and Equipment

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019	Estimated Useful Life
Cost:
Real estate	$15,260	$12,733	10 - 31 years
Electronic data processing equipment	1,342	1,271	5-7 years
Furniture and fixtures	2,867	2,796	5-7 years
Automobiles	1,237	1,130	2-3 years
Gross cost	20,706	17,930

Accumulated depreciation	(10,698)	(10,236)
Total property and equipment, net	$10,008	$7,694

Depreciation expense was $180 and $129 for the three months ended September 30, 2020 and 2019, respectively, and $545 and $374 for the nine months ended September 30, 2020 and 2019, respectively.

12.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	September 30, 2020	December 31, 2019
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	-
Total	$9,384	$2,628

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

September 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$141	$607
Distribution network	6,700	279	6,421
Value of business acquired	4,750	4,425	325
Total subject to amortization	12,198	4,845	7,353

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$14,098	$4,845	$9,253

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$66	$182
Other	20	18	2
Total subject to amortization	268	84	184

Not subject to amortization – state insurance license	100	-	100
Total	$368	$84	$284

Amortization expense was $1,070 and $108 for the three months ended September 30, 2020 and 2019, respectively, and $4,781 and $1,695 for the nine months ended September 30, 2020 and 2019, respectively.

13.Related Party Transactions

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $386 and $384 during the three months ended September 30, 2020 and 2019, respectively, and $1,115 and $1,104 during the nine months ended September 30, 2020 and 2019, respectively. Royalty amounts payable of $23 and $115 were accrued as a liability to the NDFB at September 30, 2020 and December 31, 2019, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2020 without the prior approval of the North Dakota Insurance Department is $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Board of Directors of Nodak Insurance declared a $6,000 dividend during the nine months ended September 30, 2020, to be paid to NI Holdings in the fourth quarter of 2020. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2019.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the statutory net income of Direct Auto for the year ended December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the nine months ended September 30, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The following table illustrates the impact of including Battle Creek in our Consolidated Balance Sheets prior to intercompany eliminations:

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents (overdraft)	$5,988	$(716)
Investments	4,611	4,661
Premiums and agents’ balances receivable	4,992	4,801
Reinsurance recoverables on losses (1)	27,894	26,330
Accrued investment income	29	33
Deferred income tax asset, net	294	343
Property and equipment	341	348
Other assets	46	45
Total assets	$44,195	$35,845

Liabilities:
Unpaid losses and loss adjustment expenses	$11,026	$10,622
Unearned premiums	16,868	15,708
Notes payable (1)	3,000	3,000
Reinsurance premiums payable (1)	2,727	1,706
Accrued expenses and other liabilities	6,895	1,310
Total liabilities	40,516	32,346

Equity:
Non-controlling interest	3,679	3,499
Total equity	3,679	3,499

Total liabilities and equity	$44,195	$35,845

(1)	Amount eliminated in consolidation.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $27 and $26, respectively, during the three months ended September 30, 2020 and 2019, respectively.

Total statutory revenues of Battle Creek, after intercompany eliminations, which is limited to net investment income and other income, were $112 and $103, respectively, during the nine months ended September 30, 2020 and 2019, respectively.

There were no statutory-basis expenses reported, after intercompany eliminations, during the three or nine months ended September 30, 2020 and 2019.

14.Benefit Plans

The Company sponsors a money purchase plan that covers all Nodak Insurance eligible employees. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $97 and $95 during the three months ended September 30, 2020 and 2019, respectively, and $500 and $493 during the nine months ended September 30, 2020 and 2019, respectively.

The Company sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. Primero, Direct Auto, and Westminster also sponsor 401(k) plans. The Company reported expenses related to the 401(k) plans totaling $164 and $139 during the three months ended September 30, 2020 and 2019, respectively, and $489 and $417 during the nine months ended September 30, 2020 and 2019, respectively. All fees associated with all plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $15 and $14 during the three months ended September 30, 2020 and 2019, respectively, and $43 and $41 during the nine months ended September 30, 2020 and 2019, respectively.

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

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts. The current ESOP participants are employees of Nodak Insurance. The employees of Primero, Direct Auto, and Westminster do not participate in the ESOP. American West and Battle Creek have no employees.

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

The Company recognized compensation expense of $98 and $104 during the three months ended September 30, 2020 and 2019, respectively, related to the ESOP, and $270 and $301 during the nine months ended September 30, 2020 and 2019, respectively.

Through September 30, 2020 and December 31, 2019, the Company had released and allocated 72,945 ESOP shares to participants, with a remainder of 167,055 ESOP shares in suspense at September 30, 2020 and December 31, 2019. Using the Company’s quarter-end market price of $16.89 per share, the fair value of the unearned ESOP shares was $2,822 at September 30, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

15.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A., of which there were no outstanding amounts during the nine months ended September 30, 2020, or the year ended December 31, 2019. This line of credit is scheduled to expire on January 30, 2022.

16.Income Taxes

At September 30, 2020 and December 31, 2019, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or nine month periods ended September 30, 2020 or 2019.

At September 30, 2020 and December 31, 2019, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had $4,652 of net operating loss carryover at December 31, 2019. The net operating loss carryforward expires beginning in 2021 through 2030.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $2,559 of net operating loss carryover at December 31, 2019. This net operating loss carryforward expires beginning in 2021 through 2023.

17.Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $94 and $76 related to these leases during the three months ended September 30, 2020 and 2019, respectively, and expenses of $277 and $227 related to these leases during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2020	$94
2021	249
2022	319
2023	358
2024	320
Thereafter	1,353

We also sub-lease portions of our home office building under non-cancellable operating leases.

18.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

The Company does not have any unrecorded or potential contingent liabilities or material commitments requiring the use of assets as of September 30, 2020 or December 31, 2019.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

19.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Nine Months Ended September 30,
	2020	2019
Shares outstanding, beginning of period	22,119,380	22,192,894
Treasury shares repurchased through stock repurchase authorization	(804,743)	(116,034)
Issuance of treasury shares for vesting of restricted stock units	31,442	18,205
Shares outstanding, end of period	21,346,079	22,095,065

On February 28, 2018, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. We completed the repurchase of 191,265 shares of our common stock for $2,966 during 2018, and an additional 116,034 shares for $2,006 during 2019. During the nine months ended September 30, 2020, we completed the repurchase of 402,056 shares of our common stock for $4,996 to close out this authorization.

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the nine months ended September 30, 2020, we completed the repurchase of 402,687 shares of our common stock for $6,367 under this new authorization.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2019	73,880	$16.87
RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	$16.47

RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at September 30, 2020	115,780	$15.27

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSU compensation expense	$211	$165	$824	$627
Income tax benefit	(44)	(35)	(173)	(132)
RSU compensation expense, net of income taxes	$167	$130	$651	$495

At September 30, 2020, there was $892 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.93 years.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2019	48,600	$16.25
PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding at December 31, 2019	111,000	$15.27

PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at September 30, 2020	174,600	$15.15

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PSU compensation expense	$274	$175	$838	$647
Income tax benefit	(58)	(37)	(176)	(136)
PSU compensation expense, net of income taxes	$216	$138	$662	$511

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At September 30, 2020, there was $1,288 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.73 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

21.Earnings Per Share

As described in Note 1, the conversion of the mutual company to a stock company resulted in the issuance of NI Holdings common shares on March 13, 2017. Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 21,565,962 and 22,136,885 during the three months ended September 30, 2020 and 2019, respectively, and 21,889,138 and 22,194,102 during the nine months ended September 30, 2020 and 2019, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$3,664	$(6,979)	$18,810	$9,272
Denominator:
Weighted average shares outstanding	21,565,962	22,136,885	21,889,138	22,194,102
Basic earnings (loss) per common share	$0.17	$(0.32)	$0.86	$0.42

Diluted earnings (loss) per common share:
Numerator:
Net income (loss) attributable to NI Holdings, Inc.	$3,664	$(6,979)	$18,810	$9,272
Denominator:
Number of shares used in basic computation	21,565,962	22,136,885	21,889,138	22,194,102
Weighted average effect of dilutive securities
Add: RSUs and PSUs	189,266	95,189	149,748	75,398
Number of shares used in diluted computation	21,755,228	22,232,074	22,038,886	22,269,500
Diluted earnings (loss) per common share	$0.17	$(0.31)	$0.85	$0.42

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

22.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and nine month periods ended September 30, 2020 and 2019. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,002	$13,882	$20,688	$12,189	$12,516	$1,178	$79,455
Assumed premiums earned	-	-	-	(33)	-	1,405	1,372
Ceded premiums earned	(1,055)	(43)	(2,140)	(2,437)	(1,743)	(67)	(7,485)
Net premiums earned	17,947	13,839	18,548	9,719	10,773	2,516	73,342

Direct losses and LAE	13,570	9,425	13,912	12,154	9,257	1,618	59,936
Assumed losses and LAE	(165)	-	-	617	-	1,984	2,436
Ceded losses and LAE	165	-	(475)	(3,546)	(3,680)	(1,000)	(8,536)
Net losses and LAE	13,570	9,425	13,437	9,225	5,577	2,602	53,836

Gross margin	4,377	4,414	5,111	494	5,196	(86)	19,506

Underwriting and general expenses	5,103	5,140	5,507	1,542	4,289	563	22,144
Underwriting gain (loss)	(726)	(726)	(396)	(1,048)	907	(649)	(2,638)

Fee and other income		336					524
		(390)
Net investment income							1,886
Net capital gain on investments							5,102
Income before income taxes							4,874
Income taxes							1,118
Net income							3,686
Net income attributable to non-controlling interest							22
Net income attributable to NI Holdings, Inc.							$3,664

Non-GAAP Ratios:
Loss and LAE ratio	75.6%	68.1%	72.4%	94.9%	51.8%	103.4%	73.4%
Expense ratio	28.4%	37.1%	29.7%	15.9%	39.8%	22.4%	30.2%
Combined ratio	104.0%	105.2%	102.1%	110.8%	91.6%	125.8%	103.6%

Balances at September 30, 2020:
Premiums and agents’ balances receivable	$19,269	$7,358	$9,323	$39,182	$9,071	$665	$84,868
Deferred policy acquisition costs	5,629	4,931	7,900	409	4,564	452	23,885
Reinsurance recoverables	341	-	1,984	3,675	5,082	2,474	13,556
Receivable from Federal Crop Insurance Corporation	-	-	-	9,519	-	-	9,519
Goodwill and other intangibles	-	2,872	-	-	15,765	-	18,637

Unpaid losses and LAE	20,399	44,526	12,361	29,723	16,602	11,192	134,803
Unearned premiums	29,203	17,147	41,724	8,730	26,247	2,915	125,966

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,256	$14,167	$19,844	$15,943	$1,144	$2,271	$70,481
Assumed premiums earned	(7)	-	8	(10)	-	1,243	1,234
Ceded premiums earned	(933)	(123)	(1,944)	(1,416)	(126)	(57)	(4,599)
Net premiums earned	17,316	14,044	17,908	14,517	1,018	3,331	67,116

Direct losses and LAE	19,120	8,440	18,639	13,977	1,356	2,072	62,248
Assumed losses and LAE	94	-	-	1,316	-	607	2,017
Ceded losses and LAE	(498)	-	41	(2,151)	(16)	(17)	(2,707)
Net losses and LAE	18,716	8,440	18,598	13,142	1,340	2,662	61,558

Gross margin	(1,400)	5,604	(690)	1,375	(322)	669	5,558

Underwriting and general expenses	4,438	5,207	4,892	1,983	286	771	17,291
Underwriting gain (loss)	(5,838)	397	(5,582)	(608)	(608)	(102)	(11,733)

Fee and other income		363					527
		760
Net investment income							1,983
Net capital gain on investments							622
Income before income taxes							(8,601)
Income taxes							(1,642)
Net income							(6,959)
Net income attributable to non-controlling interest							20
Net income attributable to NI Holdings, Inc.							$(6,979)

Non-GAAP Ratios:
Loss and LAE ratio	108.1%	60.1%	103.9%	90.5%	131.6%	79.9%	91.7%
Expense ratio	25.6%	37.1%	27.3%	13.7%	28.1%	23.1%	25.8%
Combined ratio	133.7%	97.2%	131.2%	104.2%	159.7%	103.1%	117.5%

Balances at June 30, 2019:
Premiums and agents’ balances receivable	$18,776	$8,186	$9,238	$39,275	$945	$1,551	$77,026
Deferred policy acquisition costs	4,143	4,794	5,945	281	316	641	15,804
Reinsurance recoverables	377	-	1,330	2,855	(29)	1,191	5,753
Receivable from Federal Crop Insurance Corporation	-	-	-	24,191	-	-	24,191
Goodwill and other intangibles	-	2,928	-	-	-	-	2,928

Unpaid losses and LAE	21,447	47,672	14,574	23,738	1,233	9,942	117,373
Unearned premiums	28,312	16,723	40,114	11,233	2,706	5,035	101,417

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$55,899	$40,253	$61,062	$31,438	$32,173	$3,475	$224,300
Assumed premiums earned	-	-	-	1,903	-	3,752	5,655
Ceded premiums earned	(3,267)	(129)	(61,062)	109	(5,206)	(217)	(15,835)
Net premiums earned	52,632	40,124	53,937	33,450	26,967	7,010	214,120

Direct losses and LAE	33,324	23,560	32,661	35,212	26,169	2,277	153,203
Assumed losses and LAE	-	-	-	839	-	2,699	3,538
Ceded losses and LAE	(1)	-	(1,826)	(5,352)	(11,640)	(1,300)	(20,119)
Net losses and LAE	33,323	23,560	30,835	30,699	14,529	3,676	136,622

Gross margin	19,309	16,564	23,102	2,751	12,438	3,334	77,498

Underwriting and general expenses	14,248	15,482	15,102	3,542	11,842	1,712	61,928
Underwriting gain (loss)	5,061	1,082	8,000	(791)	596	1,622	15,570

Fee and other income		993					1,332
		2,075
Net investment income							5,875
Net capital loss on investments							1,380
Income before income taxes							24,157
Income taxes							5,259
Net income							18,898
Net income attributable to non-controlling interest							88
Net income attributable to NI Holdings, Inc.							$18,810

Non-GAAP Ratios:
Loss and LAE ratio	63.3%	58.7%	57.2%	91.8%	53.9%	52.4%	63.8%
Expense ratio	27.1%	38.6%	28.0%	10.6%	43.9%	24.4%	28.9%
Combined ratio	90.4%	97.3%	85.2%	102.4%	97.8%	76.9%	92.7%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2019
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$52,792	$44,029	$57,592	$31,159	$3,379	$3,282	$192,233
Assumed premiums earned	-	-	-	2,087	1	3,145	5,233
Ceded premiums earned	(2,698)	(123)	(5,642)	(5,718)	(380)	(169)	(14,730)
Net premiums earned	50,094	43,906	51,950	27,528	3,000	6,258	182,736

Direct losses and LAE	41,300	27,416	41,396	23,046	2,169	3,154	138,481
Assumed losses and LAE	173	-	-	1,394	-	1,433	3,000
Ceded losses and LAE	(730)	-	(1,329)	(2,558)	(29)	(850)	(5,496)
Net losses and LAE	40,743	27,416	40,067	21,882	2,140	3,737	135,985

Gross margin	9,351	16,490	11,883	5,646	860	2,521	46,751

Underwriting and general expenses	14,097	15,845	15,327	3,091	995	1,570	50,925
Underwriting gain	(4,746)	645	3,444	2,555	(135)	951	(4,174)

Fee and other income		1,339					1,637
		1,984
Net investment income							5,504
Net capital gain on investments							9,591
Income before income taxes							12,558
Income taxes							3,206
Net income							9,352
Net income attributable to non-controlling interest							80
Net income attributable to NI Holdings, Inc.							$9,272

Non-GAAP Ratios:
Loss and LAE ratio	81.3%	62.4%	77.1%	79.5%	71.3%	59.7%	74.4%
Expense ratio	28.1%	36.1%	29.5%	11.2%	33.2%	25.1%	27.9%
Combined ratio	109.5%	98.5%	106.6%	90.7%	104.5%	84.8%	102.3%

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

23.Subsequent Events

We have evaluated subsequent events through November 4, 2020, the date these consolidated financial statements were available for issuance.

COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact the Company’s results. For the nine month period ended September 30, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also incurred net unrealized investment losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the disruption in global financial markets. The actual long-term impact of the pandemic on the property and casualty industry is highly uncertain and will not be known for some time. In the short-term, we expect decreased economic activity to pressure overall top-line growth while negatively impacting investment results, dependent on the extent and duration of the economic contraction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct premiums written	$68,322	$49,984	$244,053	$208,880
Net premiums earned	73,342	67,116	214,120	182,736
Net income (loss) before non-controlling interest	3,686	(6,959)	18,898	9,352

	September 30, 2020	December 31, 2019
Total assets	$630,036	$508,159
Shareholders’ equity	325,513	309,803

Marketplace Conditions and Trends

The global pandemic associated with the novel coronavirus COVID-19 continued to impact the Company’s results of operations during the quarter, although to a much lesser degree than in previous quarters. Continued decreased economic activity has limited revenue growth in our personal lines of business. This has been partially offset by reduced loss frequency in our private passenger and non-standard auto segments, though to a lesser degree during the third quarter compared to earlier quarters. Revenue growth from the commercial insurance segment has been exceptional due to Westminster’s higher A.M. Best rating and its niche market position.

The actual long-term impact of the pandemic on the property and casualty industry continues to be highly uncertain and will not be fully known for some time.

We monitor the marketplace both on a regional and line of business basis. The private passenger marketplace continues to soften which is creating a very competitive and challenging pricing environment. Rates for private passenger auto are competitive across the Upper Midwest. The non-standard auto market remains competitive with companies seeking to grow this line of business. Two large acquisitions took place in the non-standard auto segment during the third quarter, indicating that others in the marketplace are recognizing profitable opportunities associated with this segment.

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. NI Holdings’ property and casualty policies, other than some of our auto lines and the non-standard auto policies, typically have a term of twelve months. For example, for an annual policy that is written on July 1, 2020, one-half of the premiums would be earned in 2020 and the other half would be earned in 2021.

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

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a very large catastrophe, as in the case of a hurricane, has an impact on not only the availability and cost of building materials such as roofing and other materials, but also on the availability and cost of labor. Other factors such as increased vehicle traffic in an area not designed to handle the increased congestion and increased speed limits on busy roads are examples of changes that could cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in the labor costs and healthcare costs that underlie insured risks, changes in costs of building materials, or changes in commodity prices for insured crops may cause fluctuations in the ultimate development of the case reserves. During 2018, the state of Nevada mandated the incorporation of higher minimum liabilities for nonstandard auto insurance policies written in the state. Similar mandates became effective in July 2020 in the state of Arizona. While it is certain that these actions increase the average claim cost experienced in the state, the actual amount is subject to judgement until further claim experience is obtained.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	September 30, 2020	December 31, 2019
Case reserves	$122,562	$90,210
IBNR reserves	12,241	3,040
Liability for unpaid losses and LAE	$134,803	$93,250
Reinsurance recoverables on losses	13,556	4,045
Net unpaid losses and LAE	$121,247	$89,205

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	September 30, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,373	$6,026	$20,399
Non-standard auto	53,592	(9,066)	44,526
Home and farm	8,830	3,531	12,361
Crop	29,317	406	29,723
Commercial	11,576	5,026	16,602
All other	4,874	6,318	11,192
Liability for unpaid losses and LAE	$122,562	$12,241	$134,803
Reinsurance recoverables on losses	10,978	2,578	13,556
Net unpaid losses and LAE	$111,584	$9,663	$121,247

	December 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,115	$5,777	$19,892
Non-standard auto	55,623	(11,645)	43,978
Home and farm	7,098	3,405	10,503
Crop	8,411	168	8,579
Commercial	731	345	1,076
All other	4,232	4,990	9,222
Liability for unpaid losses and LAE	$90,210	$3,040	$93,250
Reinsurance recoverables on losses	2,867	1,178	4,045
Net unpaid losses and LAE	$87,343	$1,862	$89,205

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of September 30, 2020, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $958.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2019, which is deemed consistent with September 30, 2020, excluding the addition of the Westminster liability for unpaid losses and LAE. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,103)
1%	1,128
3%	3,463
5%	5,910

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income after federal income taxes of 21% that results from various changes to the level of case reserves as of December 31, 2019, which is deemed consistent with September 30, 2020, excluding the addition of the Westminster liability for unpaid losses and LAE. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the nine months ended September 30, 2020, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $7,643.

	September 30, 2020	December 31, 2019	Change
Fixed income securities:
Gross unrealized gains	$16,331	$7,595	$8,736
Gross unrealized losses	(806)	(354)	(452)
Net fixed income unrealized gains	15,525	7,241	8,284

Equity securities:
Gross unrealized gains	24,431	22,878	1,553
Gross unrealized losses	(3,176)	(982)	(2,194)
Net equity unrealized gains	21,255	21,896	(641)

Net unrealized gains	$36,780	$29,137	$7,643

The fixed income portion of the portfolio experienced an increase in net unrealized gains of $8,284 during the nine months ended September 30, 2020. The net increase is reflected directly in shareholders’ equity as a component of accumulated other comprehensive income.

Capital markets staged a strong rally during the third quarter of 2020, aided by significant fiscal and monetary support from world central banks to help the global economy. In the United States, the S&P 500 index performed well, helping offset negative returns from earlier in the year. Despite rising slightly from the second quarter, U.S. 10-year Treasury rates remain extremely depressed given the negative impact on economic growth from the current public health crisis and announcements from the U.S. Federal Reserve on its intention to maintain a near-zero interest rate policy for the foreseeable future.

The equity portion of the portfolio experienced significant decreases in unrealized gains and increases in unrealized losses during the three months ended March 31, 2020, which were attributed to the unfavorable conditions in the stock market brought about by the COVID-19 pandemic and a significant drop in oil prices. The stock market has mostly recovered over the second and third quarters, resulting in a much smaller decrease in net unrealized gains for the nine months ended September 30, 2020. The net decrease of $641 is included in net capital gains (losses) on investments on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

For the nine months ended September 30, 2020, NI Holdings did not recognize any other-than-temporary impairments of its investment securities. For the year ended December 31, 2019, NI Holdings did not recognize any other-than-temporary impairments of its investment securities.

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments at September 30, 2020 or December 31, 2019.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the nine month period ended September 30, 2020 or the year ended December 31, 2019. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

At September 30, 2020 and December 31, 2019, DAC, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	September 30, 2020	December 31, 2019
Deferred policy acquisition costs	$23,885	$15,399
Value of business acquired intangible asset	325	—
Liability for unearned premiums	125,966	89,276

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

NI Holdings had gross deferred income tax assets of $8,852 at September 30, 2020 and $6,294 at December 31, 2019, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. Valuation allowances of $948 and $594 were maintained at September 30, 2020 and December 31, 2019, respectively. The increase is attributable to the addition of net operating loss carryforwards from Westminster, a portion of which are not expected to be used.

NI Holdings had gross deferred income tax liabilities of $15,305 at September 30, 2020 and $10,290 at December 31, 2019, arising primarily from DAC, net unrealized capital gains on investments, and intangible assets.

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

As of September 30, 2020, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal tax years 2014 through 2018 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres and types of crops insured because the pricing is set by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly impact the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which extends into the fourth quarter. However, as was the case in 2020, if the Company experiences a higher than average number of prevented planting claims early in the season, additional earned premiums may be recognized in the second quarter due to the shortened risk period.

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

Premiums in the commercial lines of business are generally written and earned throughout the year. Losses on this business are also incurred throughout the year, but generally are more frequent during the first and second quarters.

For more information on the Company’s results of operations by segment, see Note 22 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Three Months ended September 30, 2020 and 2019

The consolidated net income for NI Holdings was $3,686 for the three months ended September 30, 2020 compared to net loss of $6,959 for the three months ended September 30, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended September 30,
	2020	2019
Revenues:
Net premiums earned	$73,342	$67,116
Fee and other income	524	527
Net investment income	1,886	1,983
Net capital gain on investments	5,102	622
Total revenues	$80,854	$70,248

Components of net income (loss):
Net premiums earned	$73,342	$67,116
Losses and loss adjustment expenses	53,836	61,558
Amortization of deferred policy acquisition costs and other underwriting and general expenses	22,144	17,291
Underwriting loss	(2,638)	(11,733)
Fee and other income	524	527
Net investment income	1,886	1,983
Net capital gain on investments	5,102	622
Income (loss) before income taxes	4,874	(8,601)
Income taxes	1,188	(1,642)
Net income (loss)	$3,686	$(6,959)

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. For the three months ended September 30, 2020, the Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also experienced continued volatility in net unrealized investment gains and losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended September 30, 2020 increased $6,226, or 9.3%, compared to a year ago.

	Three Months Ended September 30,
	2020	2019
Net premiums earned:
Private passenger auto	$17,947	$17,316
Non-standard auto	13,839	14,044
Home and farm	18,548	17,908
Crop	9,719	14,517
Commercial	10,773	0
All other	2,516	3,331
Total net premiums earned	$73,342	$67,116

	Three Months Ended September 30,
	2020	2019
Net premiums earned:
Direct premium	$79,455	$70,481
Assumed premium	1,372	1,234
Ceded premium	(7,485)	(4,599)
Total net premiums earned	$73,342	$67,116

Direct premiums earned for the third quarter of 2020 increased $8,974, or 12.7%, from the third quarter of 2019. The addition of the Westminster commercial business contributed $11,291 in direct premiums earned during the three months ended September 30, 2020. Crop segment direct premiums earned decreased $3,754 compared to last year related to the acceleration of premiums earned in second quarter due to the high claim volume of prevented planting claims submitted for the current multi-peril crop season.

Assumed premiums earned increased $138, related to the assumed reinsurance business. Ceded premiums earned increased $2,886, due to ceding of the Westminster commercial business and increasing our overall reinsurance coverage limits. Premiums ceded to the federal government under the multi-peril crop program also increased year-over-year.

Our personal lines of business (private passenger auto, home and farm) continued to grow in South Dakota and Nebraska, albeit at a slower pace due to COVID-19 concerns and increased competition.

Our non-standard auto net premiums earned decreased year-over-year due to the COVID-19 pandemic, which negatively impacted policy counts in this segment across all states. Direct premiums written in this segment increased slightly during the third quarter, both year-over-year and compared to second quarter. This increase reflects the positive impacts from rate actions in Nevada during 2019 and rate actions in Arizona during 2020, offset by the lower policy counts caused by the pandemic throughout 2020. At this time, we are unsure what impact the pandemic will have on policy counts for the remainder of 2020.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended September 30, 2020 decreased $7,722, or 12.6%, compared to a year ago, due primarily to improved loss experience in the private passenger auto and home and farm segments. The Company’s loss and LAE ratio decreased significantly.

	Three Months Ended September 30,
	2020	2019
Net losses and LAE:
Private passenger auto	$13,570	$18,716
Non-standard auto	9,425	8,440
Home and farm	13,437	18,598
Crop	9,225	13,142
Commercial	5,577	1,340
All other	2,602	1,322
Total net losses and LAE	$53,836	$61,558

	Three Months Ended September 30,
	2020	2019
Loss and LAE ratio:
Private passenger auto	75.6%	108.1%
Non-standard auto	68.1%	60.1%
Home and farm	72.4%	103.9%
Crop	94.9%	90.5%
Commercial	51.8%	131.6%
All other	103.4%	57.2%
Total loss and LAE ratio	73.4%	91.7%

The Company’s overall loss and LAE experience improved 18.3 percentage points year-over-year. The private passenger auto, home and farm, and commercial segments improved significantly, while the non-standard auto, crop, and all other segments reported increases in their loss and LAE ratios.

Losses were favorable year-over-year in private passenger and home and farm, due to fewer weather-related losses during the current quarter. In commercial, while overall losses increased due to Westminster’s results being added to the segment, the year-over-year loss and LAE ratio was significantly improved.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims as of December 31, 2019. All of those claims have now been settled as of the end of September. This business experienced unfavorable loss development of $217, on a net basis, during the current quarter.

The issues arising from the 2019 multi-peril crop season have impacted the 2020 season. A higher than normal number of prevented planting claims were submitted due to fields not harvested from the prior year, resulting in a shortened risk period for these policies and an acceleration of multi-peril crop premiums earned during the second quarter. The net premiums earned and net losses reported for third quarter 2020, while less than third quarter 2019 due to this acceleration, reflect a higher expected loss and LAE ratio compared to a year ago.

During the three months ended September 30, 2020, reported losses and LAE included $1,736 of net favorable development on prior accident years, compared to $1,227 of net unfavorable development on prior accident years during the three months ended September 30, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate. The net favorable development reported in the third quarter of 2020 is primarily related to the Direct Auto non-standard auto business.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $3,998, or 22.3%, during the three months ended September 30, 2020 compared to a year ago.

	Three Months Ended September 30,
	2020	2019
Underlying expenses	$21,825	$16,374
Deferral of policy acquisition costs	(14,742)	(10,392)
Other underwriting and general expenses	7,083	5,982
Amortization of deferred policy acquisition costs	15,061	11,309
Total reported expenses	$22,144	$17,291

Underlying expenses were $5,451 higher in the three months ended September 30, 2020 compared to a year ago, driven primarily by the addition of Westminster’s $4,703 of underlying expenses, including $1,057 amortization of other intangibles. Consulting fees and stock compensation costs contributed to the increase.

Expense deferrals were $4,350 higher in the three months ended September 30, 2020 compared to 2019, while amortization of those costs was $3,752 higher in 2020. The commercial business contributed $2,615 of new expense deferrals and $1,658 of amortization in the third quarter of 2020.

The expense ratio of 30.2% for the three months ended September 30, 2020 was 4.4 percentage points higher than the expense ratio in the third quarter of 2019 due primarily to the addition of Westminster and increased expense levels, while net premiums earned increased at a lesser rate in the current quarter.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended September 30,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$(726)	$(5,838)
Non-standard auto	(726)	397
Home and farm	(396)	(5,582)
Crop	(1,048)	(608)
Commercial	907	(608)
All other	(649)	506
Total underwriting loss	$(2,638)	$(11,733)

	Three Months Ended September 30,
	2020	2019
Combined ratio:
Private passenger auto	104.0%	133.7%
Non-standard auto	105.2%	97.2%
Home and farm	102.1%	131.2%
Crop	110.8%	104.2%
Commercial	91.6%	159.7%
All other	125.8%	78.1%
Total combined ratio	103.6%	117.5%

Overall underwriting profitability improved significantly year-over-year across all segments with the exception of crop and commercial.

The combined ratio for the private passenger auto segment improved 29.7 percentage points year-over-year. Loss experience during third quarter 2019 was elevated due to weather-related losses, as well as significant bodily injury and underinsured liability losses. During third quarter 2020, claims frequency has mostly returned to normal levels after benefitting from a reduction in miles driven during the earlier months of the COVID-19 pandemic.

For the non-standard auto segment, the combined ratio has deteriorated modestly during third quarter 2020. Similar to private passenger auto, claims frequency for this segment is returning to more normal levels as miles driven are increasing to more normal levels.

The combined ratio for the home and farm segment improved substantially as we experienced a lower amount of weather-related events in the third quarter. The favorable impact from weather-related losses combined with some modest rate adjustments helped continue the excellent results in 2020 for these lines of business.

For the commercial segment, the results of Westminster are now combined with the commercial business of Nodak Insurance. The third quarter 2019 results reflected high loss experience for the Nodak book. During third quarter 2020, the addition of Westminster decreased the loss and LAE ratio to more profitable levels. Underwriting expenses during the third quarter for Westminster continue to be impacted by amortization of their VOBA intangible asset. Regulatory actions related to commercial insurance policies taken by certain states within Westminster’s operating territory earlier during 2020 have had minimal impact on our results thus far, although it is possible that additional steps taken by federal, state, and local governments may have adverse impacts on our future results.

For the crop segment, the combined ratio is elevated due to the high percentage of unharvested corn that remained in the field from the 2019 season. As these fields were harvested, the losses were higher than anticipated, resulting in additional adverse development for this segment that continued into this quarter. The current year multi-peril crop loss ratio is also elevated due to the large number of prevented planting claims submitted this spring. The high combined ratio for multi-peril crop has been partially offset by improved loss experience for our crop hail business.

For the all other segment, the assumed domestic and international pools in which we participate had increased loss experience during the quarter. These losses were driven largely by severe hail storms in Canada, an active Atlantic hurricane season, and California wildfires.

Fee and Other Income

NI Holdings had fee and other income of $524 for the three months ended September 30, 2020, compared to $527 for the three months ended September 30, 2019. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $336 for the three months ended September 30, 2020 from $363 for the three months ended September 30, 2019, as the amount of new inforce polices in Primero has dropped considerably. Primero also temporarily waived some of its policy maintenance fees as a response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,
	2020	2019
Average cash and invested assets	$457,238	$393,876

Gross investment income	$2,514	$2,549
Investment expenses	628	566
Net investment income	$1,886	$1,983

Gross return on average cash and invested assets	2.2%	2.6%
Net return on average cash and invested assets	1.7%	2.0%

Investment income, net of investment expense, decreased $97 for the three months ended September 30, 2020 compared to a year ago. This decrease is attributable to adjusted amortization of bond discounts on Westminster’s fixed income securities and additional investment expenses from Westminster. The weighted average gross yield on invested assets decreased to 2.2% in 2020 from 2.6% in 2019.

As of September 30, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.6%, excluding Westminster’s standalone portfolio. The average duration of our fixed income securities was 3.7 years at September 30, 2020.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $636 for the three months ended September 30, 2020, compared to realized capital gains of $1,006 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net gain of $4,466 attributed to the change in unrealized appreciation of its equity securities for the three months ended September 30, 2020, compared to a net loss of $384 for the three months ended September 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. The significant gain in the current quarter was the result of a continued rebound from the extensive losses reported in first quarter due to the COVID-19 pandemic and the related economic implications on businesses and the stock market. We anticipate additional volatility throughout the remainder of the pandemic and economic recovery period.

The Company recorded no other-than-temporary impairments in the three months ended September 30, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2020, the Company had net unrealized gains on fixed income securities of $15,525 and net unrealized gains on equity securities of $21,255. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The increase in the fair value of our fixed income securities was driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, as well as its intention to maintain a near-zero interest rate policy for the foreseeable future.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income before Income Taxes

For the three months ended September 30, 2020, NI Holdings had pre-tax income of $4,874 compared to pre-tax loss of $8,601 for the three months ended September 30, 2019. The increase in pre-tax results was largely attributable to the significant improvement in loss experience and the pre-tax $4,850 fluctuation in the change in net unrealized gains in our equity portfolio between the third quarter of 2020 and 2019.

Income Taxes

NI Holdings recorded income tax expense of $1,188 for the three months ended September 30, 2020, compared to income tax benefit of $1,642 for the three months ended September 30, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the third quarter of 2020 was 24.4% compared to an effective tax rate of 19.1% for the third quarter of 2019.

The valuation allowance against certain deferred income tax assets increased to $948 as of September 30, 2020, compared to $594 as of December 31, 2019. The acquisition of Westminster included $354 of valuation allowance related to net operating loss carryforwards.

Net Income

For the three months ended September 30, 2020, NI Holdings had net income before non-controlling interest of $3,686 compared to net loss before non-controlling interest of $6,959 for the three months ended September 30, 2019. This increase in net income was largely attributable to the significant improvement in loss experience and the fluctuation in the change in net unrealized gains in our equity portfolio between the third quarter of 2020 and 2019.

Return on Average Equity

For the three months ended September 30, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of 4.6% compared to annualized return on average equity, after non-controlling interest, of -9.6% for the three months ended September 30, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Nine Months ended September 30, 2020 and 2019

The consolidated net income for NI Holdings was $18,898 for the nine months ended September 30, 2020 compared to net income of $9,352 for the nine months ended September 30, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net premiums earned	$214,120	$182,736
Fee and other income	1,332	1,637
Net investment income	5,875	5,504
Net capital (loss) gain on investments	1,380	9,591
Total revenues	$222,707	$199,468

Components of net income:
Net premiums earned	$214,120	$182,736
Losses and loss adjustment expenses	136,622	135,985
Amortization of deferred policy acquisition costs and other underwriting and general expenses	61,928	50,925
Underwriting gain	15,570	(4,174)
Fee and other income	1,332	1,637
Net investment income	5,875	5,504
Net capital (loss) gain on investments	1,380	9,591
Income before income taxes	24,157	12,558
Income taxes	5,259	3,206
Net income	$18,898	$9,352

The global pandemic associated with the novel coronavirus COVID-19 continued to impact the Company’s results of operations during the nine months ended September 30, 2020. Decreased economic activity restricted top-line growth and volatile financial markets had a negative impact on the Company’s equity investments and overall investment returns. These top-line growth impacts were partially offset by reduced loss frequency in our private passenger and non-standard auto segments, due to decreased overall miles driven during the second quarter.

The actual long-term impact of the pandemic on the property and casualty industry continues to be highly uncertain and will not be fully known for some time. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the nine months ended September 30, 2020 increased $31,384, or 17.2%, compared to a year ago.

	Nine Months Ended September 30,
	2020	2019
Net premiums earned:
Private passenger auto	$52,632	$50,094
Non-standard auto	40,124	43,906
Home and farm	53,937	51,950
Crop	33,450	27,528
Commercial	26,967	3,000
All other	7,010	6,258
Total net premiums earned	$214,120	$182,736

	Nine Months Ended September 30,
	2020	2019
Net premiums earned:
Direct premium	$224,300	$192,233
Assumed premium	5,655	5,233
Ceded premium	(15,835)	(14,730)
Total net premiums earned	$214,120	$182,736

Direct premiums earned for the first nine months of 2020 increased $32,067, or 16.7%, from the same period of 2019. The addition of the Westminster commercial business contributed $28,606 in direct premiums earned during the nine months ended September 30, 2020. Private passenger auto and home and farm segments reported modest increases to direct premiums earned, while non-standard auto decreased due mainly to COVID-19 pandemic impacts.

Assumed premiums earned increased $422, primarily due to increasing our participation in the assumed domestic and international reinsurance pools in our all other segment. Ceded premiums earned increased $1,105, due to ceding of the Westminster commercial business and increasing our overall reinsurance coverage limits, and offset by gain-sharing amounts from the federal government for the multi-peril crop business.

Our personal lines of business (private passenger auto, home and farm) continued to grow in South Dakota and Nebraska. Our North Dakota business grew modestly.

Our non-standard auto premiums decreased year-over-year. Rate changes implemented to address unprofitable results and increased policy liability limits mandated by Nevada and Arizona led to a decrease in the number of vehicles insured. In addition, the COVID-19 pandemic has negatively impacted policy counts in this segment. During the third quarter, we have seen a modest increase in new business for the non-standard auto line of business compared to the second quarter.

Losses and LAE

NI Holdings’ net losses and LAE for the nine months ended September 30, 2020 increased $637, or 0.5%, compared to a year ago. The Company’s loss and LAE ratio decreased significantly due to improved loss experience in all segments except crop.

	Nine Months Ended September 30,
	2020	2019
Net losses and LAE:
Private passenger auto	$33,323	$40,743
Non-standard auto	23,560	27,416
Home and farm	30,835	40,067
Crop	30,699	21,882
Commercial	14,529	2,140
All other	3,676	3,737
Total net losses and LAE	$136,622	$135,985

	Nine Months Ended September 30,
	2020	2019
Loss and LAE ratio:
Private passenger auto	63.3%	81.3%
Non-standard auto	58.7%	62.4%
Home and farm	57.2%	77.1%
Crop	91.8%	79.5%
Commercial	53.9%	71.3%
All other	52.4%	59.7%
Total loss and LAE ratio	63.8%	74.4%

The Company’s overall loss and LAE experience improved 10.6 percentage points year-over-year, across most segments of the Company. Only the crop segment reported an increase in its loss and LAE ratio.

Losses were favorable year-over-year in private passenger and non-standard auto, due to less frequency of losses as insureds drove fewer miles, primarily during the second quarter of 2020. In private passenger auto and home and farm, losses and LAE decreased due to lower weather-related losses. Private passenger auto also experienced significant bodily injury and underinsured losses last year.

For the commercial business, while overall losses increased due to Westminster’s results being added to the segment, the year-over-year loss and LAE ratio significantly improved.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims as of December 31, 2019. All of those claims have been settled during the first nine months of the year. This business produced unfavorable loss development of $3,831 on a net basis as these claims were adjusted and settled in 2020.

The issues arising from the 2019 multi-peril crop season have impacted the 2020 season. A higher than normal number of prevented planting claims were submitted due to fields not harvested from the prior year, resulting in a shortened risk period for these policies and an acceleration of multi-peril crop premiums earned for the first nine months of 2020. The net losses reported through third quarter 2020 reflect a higher expected loss and LAE ratio compared to a year ago.

During the nine months ended September 30, 2020, reported losses and LAE included $4,268 of net favorable development on prior accident years, compared to $6,443 of net favorable development on prior accident years during the nine months ended September 30, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $11,003, or 21.6%, during the nine months ended September 30, 2020 compared to a year ago.

	Nine Months Ended September 30,
	2020	2019
Underlying expenses	$70,414	$53,863
Deferral of policy acquisition costs	(47,763)	(39,620)
Other underwriting and general expenses	22,651	14,243
Amortization of deferred policy acquisition costs	39,277	36,682
Total reported expenses	$61,928	$50,925

Underlying expenses were $16,551 higher in the nine months ended September 30, 2020 compared to a year ago. Westminster contributed $14,212 of underlying expenses to the current quarter, including $4,741 amortization of other intangibles. Underlying expenses were also elevated due to consulting fees, stock compensation costs, and costs related to the acquisition of Westminster.

Expense deferrals were $8,143 higher in the nine months ended September 30, 2020 compared to 2019, while amortization of those costs was $2,595 higher in 2020. The commercial segment contributed $7,385 of new expense deferrals in 2020, and $3,137 of amortization expense.

The expense ratio of 28.9% for the nine months ended September 30, 2020 was 1.0 percentage points higher than the expense ratio in 2019 due primarily to the higher level of expenses in Westminster.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.
	Nine Months Ended September 30,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$5,061	$(4,746)
Non-standard auto	1,082	645
Home and farm	8,000	(3,444)
Crop	(791)	2,555
Commercial	596	(135)
All other	1,622	951
Total underwriting gain (loss)	$15,570	$(4,174)

	Nine Months Ended September 30,
	2020	2019
Combined ratio:
Private passenger auto	90.4%	109.5%
Non-standard auto	97.3%	98.5%
Home and farm	85.2%	106.6%
Crop	102.4%	90.7%
Commercial	97.8%	104.5%
All other	76.9%	84.8%
Total combined ratio	92.7%	102.3%

Overall underwriting results improved significantly year-over-year, as combined ratios improved in all segments except crop.

The combined ratio for the private passenger auto segment improved 19.1 percentage points year-over-year. Elevated loss experience during third quarter 2019 due to weather-related losses and significant bodily injury and underinsured liability losses did not recur in 2020. During 2020, a reduction of miles driven due to the COVID-19 pandemic primarily during the second quarter resulted in decreased claims frequency. During third quarter 2020, claims frequency has mostly returned to normal levels.

For the non-standard auto segment, the combined ratio improved slightly year-over-year. Similar to private passenger auto, claims frequency for this segment is returning to more normal levels as miles driven are increasing again.

The combined ratio for the home and farm segment improved substantially as North Dakota has experienced a lower number of weather-related events in 2020. The favorable impact from fewer weather-related losses combined with modest rate adjustments has resulted in a profitable nine months of 2020.

For the commercial segment, the results of Westminster are now combined with the commercial business of Nodak Insurance. The 2019 results reflected high loss experience for the Nodak book. During 2020, the addition of Westminster decreased the loss and LAE ratio to more profitable levels. Underwriting expenses for Westminster are adversely impacted by amortization of their VOBA intangible asset for 2020. Regulatory actions related to commercial insurance policies taken by certain states within Westminster’s operating territory earlier during 2020 have had minimal impact on our results thus far, although it is possible that additional steps taken by federal, state, and local governments may have adverse impacts to our future results.

For the crop segment, the combined ratio is elevated due to the high percentage of unharvested corn that remained in the field from the 2019 season. As these fields were harvested, the losses were higher than anticipated, resulting in adverse development for this segment. The current multi-peril crop loss ratio is also elevated due to the large number of prevented planting claims submitted this spring. The high combined ratio for multi-peril crop has been partially offset by favorable loss experience in our crop hail business.

Fee and Other Income

NI Holdings had fee and other income of $1,332 for the nine months ended September 30, 2020, compared to $1,637 for the nine months ended September 30, 2019. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $993 for the nine months ended September 30, 2020 from $1,339 for the nine months ended September 30, 2019, as the number of inforce polices in Primero has dropped considerably. Primero also temporarily waived some of its policy maintenance fees in response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Nine Months Ended September 30,
	2020	2019
Average cash and invested assets	$437,845	$388,023

Gross investment income	$8,025	$7,194
Investment expenses	2,150	1,690
Net investment income	$5,875	$5,504

Gross return on average cash and invested assets	2.4%	2.5%
Net return on average cash and invested assets	1.8%	1.9%

Investment income, net of investment expense, increased $371 for the nine months ended September 30, 2020 compared to a year ago. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Westminster and increased year-to-date net cash from operating activities, partially offset by an increase in investment expenses primarily from Westminster. The weighted average gross yield on invested assets decreased to 2.4% in 2020 from 2.5% in 2019.

As of September 30, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.6%, excluding Westminster’s standalone portfolio. The average duration for our fixed income securities was 3.7 years at September 30, 2020.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $2,021 for the nine months ended September 30, 2020, compared to realized capital gains of $1,338 a year ago.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities are reflected in the Company’s results of operations. NI Holdings reported a net loss of $641 attributed to the change in unrealized appreciation of its equity securities for the nine months ended September 30, 2020, compared to a higher than expected net gain of $8,253 for the nine months ended September 30, 2019. Prior to January 1, 2019, such unrealized gains and losses were included in other comprehensive income. The loss for the current period was due to the COVID-19 pandemic and the related economic implications on businesses and the stock market. We anticipate additional volatility throughout the remainder of the pandemic and economic recovery period.

The Company recorded no other-than-temporary impairments in the nine months ended September 30, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2020, the Company had net unrealized gains on fixed income securities of $15,525 and net unrealized gains on equity securities of $21,255. At December 31, 2019, the Company had net unrealized gains on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The increase in the fair value of our fixed income securities was driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, as well as its intention to maintain a near-zero interest rate policy for the foreseeable future.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income before Income Taxes

For the nine months ended September 30, 2020, NI Holdings had pre-tax income of $24,157 compared to pre-tax income of $12,558 for the nine months ended September 30, 2019. The increase in pre-tax results was largely attributable to improved loss experience in 2020, partially offset by the pre-tax $8,894 fluctuation in the change in net unrealized gains in our equity portfolio between the first nine months of 2020 and 2019.

Income Taxes

NI Holdings recorded income tax expense of $5,259 for the nine months ended September 30, 2020, compared to income tax expense of $3,206 for the nine months ended September 30, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the first nine months of 2020 was 21.8% compared to an effective tax rate of 25.5% for the same period of 2019.

The valuation allowance against certain deferred income tax assets increased to $948 as of September 30, 2020, compared to $594 as of December 31, 2019. The acquisition of Westminster included $354 of valuation allowance related to net operating loss carryforwards.

Net Income

For the nine months ended September 30, 2020, NI Holdings had net income before non-controlling interest of $18,898 compared to net income before non-controlling interest of $9,352 for the nine months ended September 30, 2019. This increase in net income was primarily attributable to improved loss experience in 2020, partially offset by the fluctuation in the change in net unrealized gains in our equity portfolio between 2020 and 2019.

Return on Average Equity

For the nine months ended September 30, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of 8.0% compared to annualized return on average equity, after non-controlling interest, of 4.4% for the nine months ended September 30, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	September 30, 2020	December 31, 2019
Assets:
Cash and investments	$462,427	$419,923
Premiums and agents’ balances receivable	84,868	36,691
Deferred policy acquisition costs	23,885	15,399
Receivable from Federal Crop Insurance Corporation	9,519	14,230
Property and equipment	10,008	7,694
Goodwill and other intangibles	18,637	2,912
Other assets	20,692	11,310
Total assets	$630,036	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$134,803	$93,250
Unearned premiums	125,966	89,276
Other liabilities	43,754	15,830
Total liabilities	304,523	198,356

Shareholders’ equity	325,513	309,803
Total liabilities and equity	$630,036	$508,159

At September 30, 2020, NI Holdings’ total assets increased by $121,877, or 24.0%, from December 31, 2019. Cash and investments increased due to increased fair market values of our fixed income investments and the acquired Westminster assets. Premiums and agents’ balances receivable increased due to recognition of the year’s multi-peril crop premiums, in addition to the acquired Westminster receivables. DAC increased due partly to the Westminster commercial business and growth in other segments. The receivable from the Federal Crop Insurance Corporation decreased due to a partial collection of past year amounts, partially offset by 2020 activity. Goodwill and other intangibles recognized in the Westminster acquisition was $20,506, less amortization during the first nine months of 2020. Other assets increased as a result of reinsurance recoverables from the Westminster commercial business.

At September 30, 2020, total liabilities increased by $106,167, or 53.5%, from December 31, 2019. Unpaid losses and loss adjustment expenses increased due to Westminster commercial liabilities, multi-peril crop losses, and seasonably higher losses for our other segments. Unearned premiums increased due to Westminster acquired amounts of $16,611 and the recognition of this year’s multi-peril crop premiums to be earned over the remainder of the year.

Total shareholders’ equity increased by $15,710, or 5.1%, during the nine months ended September 30, 2020. The increase in shareholders’ equity reflects a consolidated net income of $18,898 for the nine-month period, share repurchases of $11,363, and higher fair market values across our fixed income investment portfolio.

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

The change in cash and cash equivalents for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash flows from operating activities	$30,944	$(1,497)
Net cash flows from investing activities	(10,377)	(40,186)
Net cash flows from financing activities	(11,394)	(2,025)
Net increase (decrease) in cash and cash equivalents	$9,173	$(43,708)

For the nine months ended September 30, 2020, net cash provided by operating activities totaled $30,944 compared to a use of $1,497 a year ago. The consolidated net income of $18,898 for the nine months ended September 30, 2020 compared to consolidated net income of $9,352 for the same period a year ago. The increase in cash flows from operating activities also reflected the impact of the difference in the change in the market value of equity securities (a non-cash component of net income) between 2020 and 2019, differences in the activity between the Company and the Federal Crop Insurance Corporation during 2020 and 2019, the addition of the Westminster commercial business, and lower levels of loss and loss adjustment expenses.

For the nine months ended September 30, 2020, net cash used by investing activities totaled $10,377 compared to $40,186 a year ago. In 2020, the initial cash installment payment for Westminster was $703 more than the cash and cash equivalents received in the acquisition. Both the current and prior year reflect the impact of investing excess cash generated from operations into longer term investments, partially offset by sales and maturities of fixed income securities.

For the nine months ended September 30, 2020, net cash used by financing activities totaled $11,394 compared to $2,025 a year ago. The Company repurchased shares of its own common stock for $11,363 and $2,006 during 2020 and 2019, respectively.

As a standalone entity, and outside of the net proceeds from the initial public offering, NI Holdings’ principal source of long-term liquidity will be dividend payments from its directly-owned subsidiaries.

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

The amount available for payment of dividends from Nodak Insurance to us during 2020 without the prior approval of the North Dakota Insurance Department is approximately $18,984 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2019. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared a $6,000 dividend during the nine months ended September 30, 2020, to be paid to NI Holdings in the fourth quarter of 2020. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2019.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2020 without the prior approval of the Illinois Department of Insurance is $6,881 based upon the policyholders’ surplus of Direct Auto at December 31, 2019. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2020 or the year ended December 31, 2019.

The amount available for payment of dividends from Westminster to NI Holdings during 2020 without the prior approval of the Maryland Insurance Administration is $636 based upon the statutory net investment income of Westminster for the year ended December 31, 2019 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the nine months ended September 30, 2020.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2020 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(a)) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Beginning in March 2020, the global pandemic related to novel coronavirus COVID-19 began to impact the global and U.S. economy. The extent of this pandemic continues to evolve, thus the extent of the direct and indirect impacts of COVID-19 are not yet known and may not emerge for some time. We have experienced a decrease in premiums in our non-standard auto segment due to the COVID-19 pandemic, which has negatively impacted policy counts in our auto segments across all states. We expect that premiums may decrease in these segments as individuals and businesses reduce travel and seek to limit expenses, including the cost of insurance.

Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Regulatory restrictions or requirements could impact pricing, risk selection, and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. At least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to COVID-19 could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations.

The disruption in the financial markets related to COVID-19 has contributed to net unrealized investment losses, due to the impact of changes in fair value on our equity investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies, and credit spread widening in distressed industries. In addition, many state and local governments may be operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes residential and commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized and unrealized investment losses. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

We expect that the impact of COVID-19 on general economic activity may continue to negatively impact our premium volumes. We have experienced this impact in the first nine months of 2020 and this impact may further persist for the remainder of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, our underwriting expense ratio may increase in the near term.

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the nine months ended September 30, 2020, we completed the repurchase of 402,687 shares of our common stock for $6,367 under this new authorization.

In total during the nine months ended September 30, 2020, we completed the repurchase of 804,743 shares of our common stock for $11,363. The repurchases made in the three months ended September 30, 2020 are described below.

Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1-31, 2020	159,100	$15.82	159,100	$5,696
August 1-31, 2020	64,620	16.73	64,620	4,615
September 1-30, 2020	61,425	15.99	61,425	3,633
Total	285,145	$16.06	285,145	$3,633

(1)	Shares purchased pursuant to the May 4, 2020 publicly announced share repurchase authorization, which was for up to approximately $10,000 of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2020.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)