Form 10-K
period 2020-12-31
NI Holdings, Inc.
filed 2021-03-10
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-37973

NI HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NORTH DAKOTA	81-2683619
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1101 First Avenue North Fargo, North Dakota	58102 (Zip Code)
(Address of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

Based on the closing sales price of the Class A common stock on NASDAQ on June 30, 2020, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $131 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 28, 2021 was 21,318,960. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 25, 2021 are incorporated by reference into Part III of this report.

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

•

“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Stock prior to the conversion;

•

“Nodak Insurance” refers to Nodak Stock or Nodak Mutual interchangeably;

•

“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;

•

“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Battle Creek is controlled by Nodak Insurance as a result of an affiliation agreement between Battle Creek and Nodak Insurance, and is consolidated with Nodak Insurance for financial reporting purposes;

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

Overview

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the conversion of Nodak Mutual from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

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

The North Dakota Farm Bureau has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products, including insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the North Dakota Farm Bureau and Nodak Insurance renewed on October 1, 2020, with an expiration date of September 30, 2021. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the North Dakota Farm Bureau an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,370. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

Nodak Insurance’s subsidiaries include American West and Primero. Battle Creek is an affiliate of Nodak Insurance.

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

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto (after the acquisition date of August 31, 2018), Westminster (after the acquisition date of January 1, 2020), and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek. Each of the six insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

A chart of the corporate structure as of December 31, 2020 and a more complete description of each of the NI Holdings subsidiaries is included below.

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

			100%
			ownership
			Primero Insurance Company

The following tables provide selected amounts from the Company’s consolidated statements of operations and balance sheets. Additional information is presented throughout this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018
Direct premiums written	$314,187	$262,145	$225,223
Net premiums earned	283,661	246,438	195,720
Net income after non-controlling interest	40,389	26,401	31,081

	As of December 31,
	2020	2019	2018
Total assets	$617,603	$508,159	$458,492
Equity	348,872	309,803	275,753

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. Information contained on such website is not incorporated by reference into this Annual Report on Form 10-K, and such information should not be considered to be part of this Annual Report on Form 10-K.

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. This agreement was finalized, approved, and implemented during the fourth quarter of 2020, retroactive to the January 1 effective date. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by A.M. Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category.

In connection with the pooling arrangement, the quota share reinsurance agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings.

For the year ended December 31, 2020, the pooling share percentages by insurance company subsidiary were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

Insurance Subsidiary and Affiliate Companies

Nodak Insurance Company (“Nodak Insurance”)

Nodak Insurance writes private passenger automobile, farmowners, homeowners, multi-peril crop, crop hail, and commercial property and liability policies in North Dakota. Only members of the North Dakota Farm Bureau can purchase insurance coverage from Nodak Insurance. As of December 31, 2020, Nodak Insurance distributed its insurance products through 84 exclusive agents appointed by Nodak Insurance.

American West Insurance Company (“American West”)

American West is licensed to write insurance in eight states in the Midwest and Western regions of the United States, and currently issues policies primarily in South Dakota, with a much lower level of writings in Minnesota and North Dakota. American West currently writes private passenger auto, homeowners, farmowners, multi-peril crop, and crop hail insurance policies. American West distributes its products through independent agents located in approximately 120 offices.

Battle Creek Mutual Insurance Company (“Battle Creek”)

Battle Creek issues private passenger automobile, homeowners, and farmowners policies in Nebraska. Battle Creek distributes its policies through independent agents located in approximately 286 offices. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Effective January 1, 2020, all of our insurance company subsidiaries entered into an intercompany reinsurance pooling agreement. In conjunction with this agreement, the 100% quota-share reinsurance agreement between Battle Creek and Nodak Insurance was terminated on a cut-off basis as of January 1, 2020. Upon termination, Nodak Insurance transferred to Battle Creek all liabilities related to outstanding loss and loss adjustment expense reserves and all liabilities related to the adjusted unearned premium reserve. In exchange, an intercompany cash payment was made to compensate Battle Creek for the transfer of these liabilities.

The $3.0 million surplus note originally issued by Battle Creek and purchased by Nodak Insurance in connection with their affiliation agreement remains in place. It bears interest at an annual rate of 1.0% and matures on December 30, 2040. Battle Creek must obtain the prior approval of the Nebraska Director of Insurance before making any payment of interest or principal on the surplus note.

Pursuant to the affiliation agreement, so long as the surplus note remains outstanding, Nodak Insurance is entitled to appoint two-thirds of the Board of Directors of Battle Creek. The affiliation agreement can be terminated by mutual written agreement of

Battle Creek and Nodak Insurance or by either party if there is a material breach of the agreement by the other party and such breach is not cured within 15 days after written notice of such breach is given by the terminating party to the other party.

Primero Insurance Company (“Primero”)

Primero primarily writes non-standard automobile insurance in Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. Primero distributes its policies through independent agents in approximately 335 contracted agencies in those four states.

Direct Auto Insurance Company (“Direct Auto”)

Direct Auto writes non-standard automobile insurance in Illinois. Direct Auto was acquired by NI Holdings on August 31, 2018. Direct Auto distributes its policies through independent agents located in approximately 136 offices, concentrated primarily in the Chicago area.

Westminster American Insurance Company (“Westminster”)

Westminster writes commercial multi-peril insurance in Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020. Westminster distributes its policies through independent agents in approximately 92 contracted agencies in those nine states and the District of Columbia.

Market Overview

We market our property and casualty products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, South Dakota, and Illinois. We offer commercial multi-peril insurance in the states of New Jersey, Maryland, Pennsylvania, Virginia, Georgia, North Carolina, Delaware, South Carolina, and West Virginia, North Dakota, South Dakota, and the District of Columbia. The following chart depicts our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$143,516	$144,954	$2,617,000	4th
Illinois	43,004	43,655	27,127,000	74th
Nebraska	41,843	41,004	5,246,000	30th
South Dakota	20,790	17,855	2,556,000	38th
New Jersey (1)	11,065	6,791	22,951,000	138th
Maryland (1)	10,522	7,426	12,880,000	95th
Pennsylvania (1)	9,131	7,943	26,196,000	164th
Nevada	8,350	9,799	6,256,000	72nd
Virginia (1)	5,955	4,042	15,047,000	148th
Georgia (1)	5,836	80	22,955,000	310th
District of Columbia (1)	3,810	3,892	2,062,000	55th
Minnesota	3,624	3,441	12,463,000	133rd
North Carolina (1)	3,123	1,181	17,429,000	200th
Delaware (1)	1,653	1,206	2,907,000	107th
South Carolina (1)	972	208	10,655,000	246th
Arizona	899	1,437	12,415,000	187th
West Virginia (1)	94	122	3,165,000	166th
Total direct premiums written	$314,187	$295,036

(1)	For comparison purposes, Westminster’s pre-acquisition 2019 Direct Premiums Written are included in the table above.

Organic Growth Strategy

We believe we have many opportunities to increase business in our primary markets organically. Strategies we employ to grow organically include:

•

continued emphasis on our relationship with the North Dakota Farm Bureau, a key advocacy group for agricultural and rural interests which enjoys a high and favorable profile throughout the state;

•

using the cost advantage created by our low expense ratio compared to peers (30.0% expense ratio in 2020 compared to an average expense ratio of our peers of 33.3% in 2019) to selectively expand market share in our primary markets;

•

leveraging the improved A.M. Best financial strength rating and larger financial size category to strategically grow Westminster’s commercial business;

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

External Growth Strategy

We acquired Direct Auto in 2018 with capital raised through our initial public offering. The acquisition was the initial step in executing our growth strategy developed at the time of the initial public offering. Prior to the initial public offering, we successfully acquired Primero in 2014, acquired control of Battle Creek in 2011, and acquired American West in 2001.

We also acquired Westminster in January 2020 with capital raised through this offering. This acquisition has expanded our commercial insurance business, geographically diversified our spread of insurance risks, and provided additional expense efficiencies.

Going forward, we plan to consider other strategic investments and acquisitions that can enhance our businesses and achieve appropriate risk-adjusted returns over time.

Corporate Capital Strategy

Our philosophy is to deploy capital in a manner that provides long-term protection for our policyholders and creates long-term value for our shareholders. This philosophy is supported by a number of underlying strategies implemented across the organization that are focused on preservation of capital, including:

•

prioritizing the use of data and modeling tools to help estimate the frequency and severity of risks within our insurance portfolio;

•

maintaining a conservatively managed investment portfolio that supports our insurance operations under a wide range of operating and market conditions;

•

ensuring our reinsurance program is designed to provide sufficient protection against material insurance exposures including, but not limited to, catastrophes caused by weather-related events; and

•

relying upon our Enterprise Risk Management framework to identify, quantify, and manage a broad range of risks across the organization.

We view our capital position to consist of three layers, each of which has a specific size and purpose:

•

The first layer of capital, which we refer to as “regulatory capital”, is the amount of capital needed to satisfy state insurance regulatory requirements while supporting our growth objectives, and is held by each of our insurance company subsidiaries.

•

The second layer of capital we call “contingency capital”. While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme operating conditions. This capital is generally also held by each of our insurance company subsidiaries.

•

The third layer of capital is classified as “excess capital”, and represents the excess of the sum of the first two layers. This capital is available for deployment by NI Holdings in conjunction with our excess capital deployment priorities.

Our excess capital deployment priorities are to (1) invest in existing businesses where we see opportunities for profitable growth, (2) make strategic investments and acquisitions that enhance our businesses and achieve appropriate risk-adjusted returns over time, and (3) return capital to shareholders through share repurchases or shareholder dividends.

Products and Services

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $75,341 (24.0%) of direct premiums written by the Company on a consolidated basis during 2020.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $53,692 (17.1%) of direct premiums written by the Company on a consolidated basis during 2020.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $83,393 (26.6%) of direct premiums written by the Company on a consolidated basis during 2020.

Crop

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $39,893 (12.7%) of direct premiums written by the Company on a consolidated basis during 2020.

Commercial

Nodak Insurance and Westminster write commercial multi-peril policies. Collectively, commercial insurance accounted for $57,097 (18.2%) of the direct premiums written by the Company on a consolidated basis during 2020.

All Other

In addition to the products described above, Nodak Insurance and American West write excess liability coverages. Collectively, these other coverages accounted for $4,771 (1.5%) of the direct premiums written by the Company on a consolidated basis during 2020. This segment also includes an assumed reinsurance block of business, with $4,693 of assumed premiums written on a consolidated basis during 2020.

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

The chart below illustrates the acres insured through the federal multi-peril crop insurance program during the years 2018 through 2020:

	Year Ended December 31,
	2020	2019	2018
Federal crop acres insured:
Nationwide	397,831,000	379,912,000	335,408,000
North Dakota	23,310,000	23,658,000	23,576,000
South Dakota	16,405,000	18,170,000	18,256,000
Minnesota	17,553,000	17,570,000	17,567,000

Company crop acres insured:
North Dakota	1,657,000	1,814,000	1,819,000
South Dakota	19,000	16,000	13,000
Minnesota	117,000	126,000	139,000

The Company writes a very small amount of multi-peril crop insurance in Nebraska.

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the multi-peril crop and crop hail insurance policies written by Nodak Insurance, American West, and Battle Creek, as well as several other state Farm Bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we received with respect to such policies. Nodak Insurance is a shareholder of AFBIS, as is each of the other insurers for whom AFBIS provides such services. AFBIS targets a three percent return on capital and pays all remaining profits to Nodak Insurance and the other shareholders of AFBIS. Nodak Insurance did not receive any material distributions from AFBIS during the years ended December 31, 2018 through 2020.

Segment Financial Information

See Note 22 to the Consolidated Financial Statements for the Company’s segment disclosures.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, Primero, Direct Auto, and Westminster rely on independent producers. We view these independent producers as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these producers to be good.

We review our producers with respect to both premium volume and profitability. Our exclusive agents in Nodak Insurance are hired and trained by our sales staff in North Dakota, while the independent producers in our other companies are appointed by the underwriting or marketing staff for each respective company. We hold regular training sessions when we introduce new products or product changes, and we identify specific topics that may help our producers more effectively market our products.

For the year ended December 31, 2020, no individual producer was responsible for more than 5% of the Company’s direct premiums written by our insurance companies.

Producers are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums (generally 5% to 40%, with a wide variation by product) as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to producers with respect to crop insurance policies. Battle Creek and American West pay profit sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Insurance pays a profit sharing commission to its agents only with respect to farmowners business originated by such agents. Westminster also pays profit sharing commissions to its agencies based on annual premium thresholds and profitability.

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

Our Nodak Insurance underwriting staff includes 20 employees with approximately 300 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West and Battle Creek.

Primero and Direct Auto each employ 5 underwriters in connection with their non-standard auto insurance business. Westminster has a staff of 8 in the underwriting area consisting of a Vice President, underwriters, and assistant underwriters in connection with its commercial insurance business. All of our crop insurance is underwritten by AFBIS, as described above.

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

Our Nodak Insurance claims staff is comprised of 46 employees with over 856 years of combined experience in processing property and casualty insurance claims. They are located primarily at our home office in Fargo, North Dakota, but also throughout our coverage areas of North Dakota, South Dakota, and Nebraska.

Primero employs 11 claims personnel and Direct Auto employs 27 claims personnel in connection with the non-standard auto insurance business. Westminster employs 4 claims personnel in connection with its commercial insurance business. All claims made under our multi-peril crop and crop hail insurance policies are processed and administered by AFBIS.

Technology

Our insurance operations rely on software to provide the information management systems platform that runs our policy underwriting, policy issuance, claims processing, and accounting functions. These systems permit us to integrate the accounting and reporting functions of all of our insurance operations. We utilize offsite servers for our information systems with daily backup of data. We have adopted a disaster recovery plan, and other risk mitigation practices, tailored to meet our needs and geographic location. Our technology allows most employees with the capability to work remotely while maintaining desired service levels. We seek to invest continuously in new technology to maximize our business opportunities while protecting our interests and those of our clients.

Enterprise Risk Management

Our Company is subject to significant risks, including the normal risks of a property and casualty insurance company. These risks are discussed in more detail in the “Item 1A. Risk Factors” section of this Form 10-K.

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

Our cybersecurity strategy employs a variety of tactics to monitor and assess threat levels, remediate our exposures, and enhance our systems and applications security. The Company collaborates with a third party cybersecurity advisor to provide periodic assessments and recommendations. The Company also requires monthly online security training to be completed by employees. While we have experienced threats to our data and systems, to date, we are not aware of any cyber-security breach.

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

A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually or bi-annually. For the year ended December 31, 2020, NI Holdings ceded to reinsurers $23,633 of written premiums, compared to $17,120 of written premiums for the year ended December 31, 2019 and $30,394 of written premiums for the year ended December 31, 2018. Written premiums ceded for 2020 increased year-over-year due to the addition of Westminster’s commercial business. The higher level of premiums ceded in 2018 was primarily due to additional sharing of multi-peril crop insurance premiums with the federal government as a result of the excellent loss experience in that year.

The Company purchases reinsurance coverage under excess of loss treaties for both individual casualty and individual property risks. Prior to 2020, the Company retained $600 of risk on individual casualty risks with coverage of $12,000, and $500 of risk on individual property risks with coverage of $25,000. Beginning in 2020, the Company retained $700 of risk on both casualty and property risks, with the same $12,000 coverage on casualty risks and $25,000 coverage on property risks.

As a group, Nodak Insurance, American West, Battle Creek, and Westminster collectively retain the first dollars of weather-related losses from catastrophic events and have reinsurance under various reinsurance agreements up to certain levels in excess of the retained risk. The table below illustrates the Company’s reinsurance coverage during the years 2018 through 2021:

Year Ended December 31,	Weather-Related Losses from Catastrophic Events Retained	Reinsurance Coverage in Excess of Retention
2021	$10,000	$117,000
2020	10,000	97,000
2019	10,000	78,600
2018	10,000	74,600

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. NI Holdings’ reinsurance providers, the majority of whom are longstanding partners that understand our business, are all carefully selected with the help of our reinsurance brokers. We use many reinsurers, both domestic and international, which helps us to avoid concentration of credit risk associated with our reinsurance. We also monitor the solvency of reinsurers through regular review of their financial statements and their A.M. Best ratings. All of our current reinsurance partners have at least an “A-” financial strength rating from A.M. Best. According to A.M. Best, companies with a financial strength rating of “A-” or better “have an excellent ability to meet their ongoing obligations to policyholders”. We have experienced no significant difficulties collecting amounts due from any reinsurers.

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

Aggregate stop loss reinsurance is also purchased for crop hail and multi-peril insurance. During the years 2018 through 2020, we purchased fifty percentage points of coverage above a 100% direct loss ratio for crop hail and we purchased forty-five percentage points of coverage for multi-peril crop above a 105% loss ratio after the FCIC reinsurance protection. This represents the worst loss exposure given the FCIC formula, thereby capping the multi-peril crop loss ratio at 105%.

The following table sets forth the amounts of reinsurance recoverables on losses by company as of December 31, 2020 and the current A.M. Best rating of each as of February 2, 2021.

Reinsurance Company	Reinsurance Recoverables On Losses	Percentage of Total Recoverable	A.M. Best Rating
Allied World Reinsurance Company	$297	3.4%	A
Arch Reinsurance Company	56	0.6%	A+
Aspen Insurance UK Limited	284	3.3%	A
Axis Insurance Company	297	3.4%	A
Employers Mutual Casualty Company	443	5.1%	A
Everest Reinsurance Company	1,287	14.8%	A+
Federal Crop Insurance Corporation	121	1.4%	NR
General Reinsurance Corporation	1,123	12.9%	A++
Hannover Rueck SE	1,402	16.1%	A+
Helvetia Schweizerische	162	1.9%	A (S&P)
Munich Reinsurance of America	743	8.5%	A+
Partner Reinsurance Company Ltd	355	4.1%	A+
Renaissance Reinsurance US Inc.	595	6.8%	A+
Scor Reinsurance Company	1,545	17.7%	A+
Total reinsurance recoverables on losses	$8,710	100.0%

Reinsurance Assumed

Nodak Insurance is required by statute to participate in certain residual market pools. This participation requires Nodak Insurance to assume business for property exposures that are not insured in the voluntary marketplace. Nodak Insurance participates in these residual markets pro rata on a market share basis.

Additionally, through American Agriculture Insurance Company (affiliated with the American Farm Bureau Federation), Nodak Insurance participates in both domestic and international property insurance pools. Annually, Nodak Insurance reviews the available pools and selects the pools in which it will participate. No multi-peril crop or crop hail insurance policies are included in such pools. Participation in such pools provides Nodak Insurance with the opportunity to diversify its risk while increasing its annual net premiums earned. In 2020, 2019 and 2018, Nodak Insurance assumed $4,290, $3,545, and $3,945, respectively, of written premiums from such pools.

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

The following table provides a reconciliation of beginning and ending unpaid losses and LAE reserve balances of NI Holdings for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$93,250	$87,121	$45,890
Reinsurance recoverables on losses	4,045	2,232	4,128
Net balance at beginning of year	89,205	84,889	41,762

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	—	17,795
Prior years	8,568	—	23,172
Total acquired	8,568	—	40,967

Incurred related to:
Current year	165,181	176,219	119,677
Prior years	(3,292)	(6,509)	(589)
Total incurred	168,473	169,710	119,088

Paid related to:
Current year	116,755	125,940	92,175
Prior years	52,451	39,454	24,753
Total paid	169,206	165,394	116,928

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	105,750	93,250	87,121
Reinsurance recoverables on losses	8,710	4,045	2,232
Net balance at end of year	$97,040	$89,205	$84,889

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

The following table shows the development of NI Holding’s liability for unpaid loss and LAE from 2010 through 2020. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

The estimates fluctuate as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

	As of December 31, 2020
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Liability for unpaid loss and LAE, net of reinsurance recoverables	$28,266	$23,302	$25,466	$42,058	$44,842	$40,233	$52,440	$41,762	$84,889	$89,205	$97,040
Cumulative amount of liability paid through
One year later	11,691	11,911	5,056	16,249	18,166	14,932	28,426	22,725	39,400	46,294	—
Two years later	12,362	9,053	8,654	20,899	20,802	20,612	33,315	30,430	52,437	—	—
Three years later	15,104	11,245	11,636	21,224	23,511	23,204	36,899	34,575	—	—	—
Four years later	15,536	13,195	11,631	22,993	25,192	25,362	38,518	—	—	—	—
Five years later	16,662	13,092	12,295	23,567	26,230	27,021	—	—	—	—	—
Six years later	16,627	13,311	12,668	24,042	27,114	—	—	—	—	—	—
Seven years later	16,629	13,451	12,877	24,409	—	—	—	—	—	—	—
Eight years later	16,726	13,574	13,208	—	—	—	—	—	—	—	—
Nine years later	16,739	13,597	—	—	—	—	—	—	—	—	—
Ten years later	16,739	—	—	—	—	—	—	—	—	—	—
Liability estimated after
One year later	24,049	18,691	22,337	34,074	35,926	34,880	42,145	41,686	78,325	89,010	—
Two years later	19,815	20,144	18,788	30,380	33,058	28,431	42,813	40,504	75,179	—	—
Three years later	20,518	17,678	16,620	28,871	28,526	29,243	41,817	39,631	—	—	—
Four years later	19,356	16,294	15,459	25,852	28,933	28,480	41,253	—	—	—	—
Five years later	18,403	15,184	13,864	26,120	28,270	28,642	—	—	—	—	—
Six years later	17,841	14,443	14,014	25,417	28,325	—	—	—	—	—	—
Seven years later	17,429	14,279	14,083	25,339	—	—	—	—	—	—	—
Eight years later	17,274	14,326	14,019	—	—	—	—	—	—	—	—
Nine years later	17,326	14,297	—	—	—	—	—	—	—	—	—
Ten years later	17,294	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability – end of year	39,332	38,852	38,007	46,900	50,518	45,342	59,632	45,890	87,121	93,250	105,750
Reinsurance recoverable	11,066	15,550	12,541	4,842	5,676	5,109	7,192	4,128	2,232	4,045	8,710
Net liability – end of year	28,266	23,302	25,466	42,058	44,842	40,233	52,440	41,762	84,889	89,205	97,040

Gross re-estimated liability – latest	27,501	30,824	25,377	29,491	33,888	33,695	49,416	45,078	78,670	93,847	n/a
Re-estimated reinsurance recoverables – latest	9,247	15,621	10,579	3,383	4,820	5,053	8,163	5,447	3,491	4,837	n/a
Net re-estimated liability - latest	18,254	15,203	14,798	26,108	29,068	28,642	41,253	39,631	75,179	89,010	n/a

Gross cumulative redundancy (deficiency)	11,831	8,028	12,630	17,409	16,630	11,647	10,216	812	8,451	(597)	n/a

Investments

NI Holdings’ investments in fixed income and equity securities are classified as available for sale and are carried at fair value.

Beginning in 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on the Company’s investments in equity securities are reported in net income as a part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices. Prior to 2019, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income, net of income taxes. These changes in unrealized gains and losses on fixed income securities continue to be recorded in other comprehensive income, net of income taxes. The new accounting treatment has no effect on shareholders’ equity.

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

The following table sets forth information concerning NI Holdings’ investments.

	December 31,
	2020		2019
	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$14,383	$17,078	$17,546
Obligations of states and political subdivisions	61,001	64,244	55,232	56,652
Corporate securities	119,826	128,434	109,457	113,213
Residential mortgage-backed securities	35,017	36,494	50,458	51,486
Commercial mortgage-backed securities	23,976	25,655	26,450	27,057
Asset-backed securities	50,751	51,200	30,029	29,991
Total fixed income securities	303,905	320,410	288,704	295,945
Equity securities	42,203	69,952	38,036	59,932
Total	$346,108	$390,362	$326,740	$355,877

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below as of December 31, 2020. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2020
	Amortized Cost	Fair Value
Less than one year	$17,722	$17,933
One through five years	86,709	91,457
Five through ten years	59,408	64,987
Greater than ten years	30,322	32,684
Mortgage/asset-backed securities	109,744	113,349
Total fixed income securities	$303,905	$320,410

At December 31, 2020, the average maturity of NI Holdings’ fixed income investment portfolio was 4.65 years and the average duration was 3.57 years. As a result, the fair value of investments may fluctuate significantly in response to changes in interest rates. In addition, NI Holdings may experience investment losses to the extent our liquidity needs require the disposition of fixed income securities in unfavorable interest rate environments.

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

NI Holdings’ investment managers provide pricing information that they utilize, together with information obtained from independent pricing services, to determine the fair value of our fixed income securities. After a detailed review of the information obtained from the pricing services at December 31, 2020 and 2019, no adjustment was made to the values provided.

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2020	2019	2018
Weighted average cash and invested assets	$449,148	$394,403	$337,407

Gross investment income	$10,519	$9,826	$8,384
Investment expenses	3,248	2,393	2,204
Net investment income	$7,271	$7,433	$6,180

Gross return on average cash and invested assets	2.3%	2.5%	2.5%
Net return on average cash and invested assets	1.6%	1.9%	1.8%

A.M. Best Ratings

A.M. Best rates insurance companies based on factors of concern to policyholders. The rating evaluates the claims paying ability of a company, and is not a recommendation of the merits of an investment in our common stock, or the common stock of any other insurer.

All of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by A.M. Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. A.M. Best has affirmed a stable financial strength outlook to the group.

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

Competition

The property casualty and crop insurance markets are highly competitive. NI Holdings competes with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners include Progressive Casualty Insurance Company, State Farm Mutual Insurance Company, American Family Insurance, Allstate Corporation, Farmers Union Mutual Insurance Company, and Auto-Owners Insurance. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. In our non-standard auto markets, which are primarily Chicago, Nevada, and Arizona, our primary competitors are regional carriers.

Westminster’s primary competition comes from regional carriers including Harford Mutual Insurance Company, Greater New York Mutual, and Millers Capital. We also see competition from national companies like The Travelers Companies and Nationwide Mutual Insurance Company.

Based on 2019 data, Nodak Insurance is the largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union Mutual Insurance Company, North Star Mutual Insurance Company, American Family Insurance, and Nationwide Mutual Insurance Company. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers. Certain of these competitors have substantially greater financial, technical, and operating resources than we do and may be able to offer lower rates or higher commissions to their producers.

The chart below illustrates the reported premiums written for multi-peril crop insurance through the federal multi-peril crop insurance program during the years 2018 through 2020 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal multi-peril crop premiums:
Nationwide	$9,956,185	$10,048,685	$9,821,604
North Dakota	861,567	845,902	875,821
South Dakota	597,283	654,266	596,956
Minnesota	575,232	584,093	575,723

Company multi-peril crop premiums:
North Dakota	32,674	34,598	37,374
South Dakota	673	720	331
Minnesota	2,828	2,686	3,980

The Company also wrote less than $100 in multi-peril crop insurance in Nebraska for each of the last three years. The principal competitors in our markets for multi-peril crop insurance include Chubb Corporation, QBE Insurance Group, Rural Community Insurance Services, CGB Enterprises, and Great American Insurance Group.

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

With respect to writing property and casualty insurance, we compete on a number of factors such as pricing, agency relationships, policy support, claim service, and market reputation. Like other writers of property and casualty insurance, our policy terms vary from state to state based on state regulations, competition, pricing, and other factors including the prescribed minimum liability limits in each state. We believe our company differentiates itself from many larger companies competing for this business by focusing on ease of doing business and providing excellent claims service with local, knowledgeable employees.

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

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and the operations of such companies and their respective accounts are subject to examination by those departments at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. Our domiciliary states generally conform to National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures, so our examination reports and other filings generally are accepted by other states.

The NAIC provides guidance to the states with respect to standardized laws and regulations (including the accounting practices and procedures discussed above), which represent an effort to standardize insurance industry practices across state lines, oftentimes referred to as “Model Regulations”. It should be noted that these “model” laws are regulations that have no authority until the individual states pass them as part of the state legislative process, which may, or may not, be done as suggested, or with modifications.

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

Westminster was last examined by the Maryland Insurance Administration as of December 31, 2017. The examination resulted in an adjustment to their financial position relating to losses and loss adjustment expenses due to deficiencies in the liabilities for unpaid losses and LAE. Prior to its acquisition by the Company, Westminster strengthened its liabilities for unpaid losses and LAE.

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

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level. At this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level. At this level, the regulatory authority is mandated to place the company under its control. The capital levels of our insurance subsidiary and affiliate companies all exceed the authorized control level, and have never triggered any of these regulatory capital levels. We cannot guarantee, however, that the capital requirements applicable to such companies will not increase in the future, or that the underlying ratios will not erode.

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2020, 2019 and 2018, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2020, 2019 and 2018, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

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

We are also subject to the Fair and Accurate Credit Transactions Act of 2003 and the Health Insurance Portability and Accountability Act of 1996, both of which require us to protect the privacy of our customers’ information, including health and credit information.

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

As mandated by the Gramm-Leach-Bliley Act (“GLBA”), states have promulgated laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information. The NAIC has adopted several provisions to facilitate the implementation of the GLBA, including the Privacy of Consumer Financial and Health Information Model Regulation and the Standards for Safeguarding Customer Information Model Regulation. Several states adopted similar provisions regarding the safeguarding of customer information. NI Holdings and its subsidiaries have implemented procedures to comply with the GLBA’s related privacy requirements.

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

Dividends

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance to NI Holdings during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2020, the amount available for payment of dividends by Nodak Insurance in 2021 without the prior approval of the North Dakota Insurance Department is $21,628. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the North Dakota Insurance Department.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto to NI Holdings during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2020, the amount available for payment of dividends by Direct Auto in 2021 without the prior approval of the Illinois Department of Insurance is $3,582. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

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

Human Capital

The Company’s key human capital management objectives are to attract, retain, and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: recruit and retain talented individuals; provide training and development within the Company and the insurance industry; reward and support employees through competitive pay and benefit programs; keep employees safe and healthy; and provide opportunities for community involvement.

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, employee stock ownership plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and flexible work arrangements. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Notes 14 and 20 to the Consolidated Financial Statements included under Item 8 for further discussion of our benefit plans and stock-based compensation.

In response to the COVID-19 pandemic in March 2020, we pivoted to a remote working environment for substantially all of our employees with a commitment to the safety of our employees, business partners, and the communities we serve. As appropriate, certain of our offices have opened on an optional and limited basis in accordance with applicable rules and regulations in their respective jurisdictions. We believe that we have adjusted well to date, benefitting from prior investments in technology, systems, and training, which have enabled us to maintain full, continuous operations through the pandemic.

As of December 31, 2020, NI Holdings and its subsidiaries had 205 total employees. Employee turnover averaged 17.3% during 2020, with higher than average rates experienced by our Direct Auto employee base located in Chicago. None of our employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Item 1A. Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of material risks and uncertainties that may affect the Company’s business, financial condition, and future results.

Insurance Risks

The impact of COVID-19 and responses thereto, and related risks, could materially affect our results of operations, financial position, and/or liquidity.

Beginning in March 2020, the global pandemic related to novel coronavirus COVID-19 (“COVID-19”) began to impact the global and U.S. economy. We experienced a decrease in premiums in our non-standard auto segment due to the pandemic during 2020, along with experiencing generally flat premium growth across our private passenger auto segment. We expect future premium growth as individuals and businesses resume travel and the economy continues to recover.

Any future federal, state, and local government actions to address the impact of COVID-19 may adversely affect us. Regulatory restrictions or requirements could impact pricing, risk selection, and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to COVID-19 could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations.

After the immediate economic impacts of the COVID-19 pandemic in the first half of the year, capital markets staged a strong rally during the second half of 2020, aided by significant fiscal and monetary support from world central banks to help the global economy. Despite rising slightly from mid-year, 10-year U.S. Treasury rates remained extremely depressed given the negative impact on economic growth from the current public health crisis and announcements from the U.S. Federal Reserve on its intention to maintain a near-zero interest rate policy for the foreseeable future. Our corporate fixed income portfolio may also be adversely impacted by ratings downgrades, increased bankruptcies, and credit spread widening in distressed industries. In addition, many state and local governments may be operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes residential and commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized and unrealized investment losses. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

We expect that the impact of COVID-19 on general economic activity may continue to negatively impact our premium volumes, but the degree of the impact will depend on the extent and remaining duration of the economic contraction.

It is also possible that changes in economic conditions and additional steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given accident year and, accordingly, are relatively more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Increased interest rates caused by inflation would likely have a negative effect on the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. Increased interest rates would also reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value.

Catastrophic or other significant natural or man-made losses may negatively affect our financial condition and operating results.

As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses, and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, tropical storms and hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Approximately 45.7% of NI Holdings’ consolidated direct premiums written in 2020 were written in North Dakota, compared to 55.3% in 2019. Despite this reduction, NI Holdings’ business continues to have a concentration in North Dakota, thus adverse developments from severe weather events such as hailstorms, flooding, or droughts affecting a large portion of North Dakota would have a disproportionately greater effect on NI Holdings’ financial condition and results of operations than if its business were less geographically concentrated. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased, and may continue to increase, the unpredictability, severity, and frequency of tornados and other storms, droughts, floods, and other extreme climatic events.

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

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by A.M. Best, the third highest rating out of 15 rating classifications. Our most recent rating by A.M. Best was issued on April 14, 2020. Financial strength ratings are used by producers, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential producers to choose other more highly rated competitors or reduce our ability to obtain reinsurance. See “Item 1. Business — A.M. Best Rating.”

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

We monitor the marketplace both on a regional and line of business basis. The private passenger marketplace continues to be a very competitive and challenging pricing environment. Rates for private passenger auto are competitive across the country. The non-standard auto market also remains competitive with more companies seeking to grow this line of business. Two large acquisitions took place in the non-standard auto segment during the third quarter, indicating that others in the marketplace are recognizing profitable opportunities associated with this segment and are seeking to grow their market share.

The commercial market has experienced significant hardening in recent years, allowing us to demand more premium while being more selective on individual risks.

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

Under the federal crop insurance program, each insurer is required to accept every application for multi-peril crop insurance that they receive, and the premiums and the policy terms are set by the RMA, which is the federal government agency administering the federal crop insurance program. Accordingly, no policy underwriting is necessary in connection with our multi-peril crop insurance line of business. We rely on AFBIS to underwrite our crop hail insurance line of business. Unlike the multi-peril crop business, we have the ability to underwrite and price crop hail insurance. If we believe the policy will expose us to too much risk in a particular geographic area or if we are unwilling to insure the crop, we have the ability to decline to issue the policy.

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

Operational Risks

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

Integration of existing businesses and future acquisitions may require a significant investment of management’s time.

NI Holdings previously spent considerable time and effort integrating Battle Creek and Primero in the areas of sales and marketing, operations, financial reporting, and employee benefits. Direct Auto, Westminster, and future acquisitions will require additional integration, particularly to realize the anticipated coordination designed to drive revenue growth, reduce costs, and ensure operational efficiency and compliance. While NI Holdings’ management staff is experienced, there can be no assurance that acquisitions will be successfully executed and integrated in a timely manner.

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

Future acquisitions could disrupt our business and harm our financial condition or results of operations.

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

NI Holdings has announced the impending retirement of Mr. Doom, effective May 25, 2021. Upon Mr. Doom’s departure, Seth C. Daggett will assume the role of Executive Vice President, Treasurer and Chief Financial Officer, and Timothy J. Milius will assume the role of Vice President, Chief Accounting Officer and Secretary. Mr. Daggett is currently the Executive Vice President of Strategy and Mr. Milius is currently the Vice President of Finance.

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

We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our multi-peril crop line of business. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, floods or tornados, hurricanes, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery, and data security systems prove to be inadequate. The computer systems and network systems others and we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business. As we continue to expand internet and mobile strategies and to build and maintain an integrated digital enterprise, these risks are likely to increase.

Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our technologies, systems, and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, and the loss of customers. Although to date we have not experienced any information security breaches nor any losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and increasing frequency and sophistication of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Regulatory Risks

A portion of NI Holdings’ written premiums and net profits are generated from its multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program could have an adverse effect on our revenues and net income.

In 2020, 2019 and 2018, NI Holdings’ direct premiums written generated from its multi-peril crop insurance line of business were 11.5%, 13.3%, and 18.5%, respectively, of total written premiums. Through the FCIC, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to reduce significantly the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our revenues and income.

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

Nodak Insurance and American West are currently regulated by the North Dakota Insurance Department. Battle Creek is regulated by the Nebraska Insurance Department. Primero is regulated by the Nevada Insurance Department. Direct Auto is regulated by the Illinois Department of Insurance. Westminster is regulated by the Maryland Insurance Administration. All six companies are also subject to regulation, to a more limited extent, by the insurance departments of other states in which they do business. The failure to comply with the laws and regulations of each jurisdiction could subject NI Holdings to sanctions and fines, including the cancellation or suspension of its license. Because approximately 45.7% of our 2020 consolidated direct premiums written originate in North Dakota, the cancellation or suspension of our license in North Dakota, as a result of any failure to comply with the applicable insurance laws and regulations, would impact our financial condition and results of operations.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. The last examination of both Nodak Insurance and American West by the North Dakota Insurance Department was as of December 31, 2016. The last examination of Battle Creek by the Nebraska Insurance Department was as of December 31, 2016, and the last examination by the Nevada Insurance Department of Primero was as of December 31, 2016. The last examination of Direct Auto by the Illinois Department of Insurance was as of December 31, 2017. The last examination of Westminster by the Maryland Insurance Administration was as of December 31, 2017.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Risks Related to Our Common Stock

Additional expenses from new stock-based benefit plans may adversely affect our profitability.

During 2020, our shareholders approved the adoption of our 2020 Stock and Incentive Plan (“the Plan”). Under the Plan, we may award participants restricted shares of our common stock, options to purchase shares of our common stock, or other forms of awards. Restricted stock awards will be made at no cost to the participants. The maximum number of shares of common stock that may be issued is set forth in the Plan.

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

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases, and debt-related amounts are net proceeds from our initial public offering retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by Nodak Insurance to NI Holdings will be restricted by North Dakota’s insurance law. American West and Primero historically have not paid dividends to Nodak Insurance, but would be restricted by laws in the domiciliary states. The payment of dividends by Direct Auto to NI Holdings will be restricted by Illinois’ insurance law. The payment of dividends by Westminster to NI Holdings will be restricted by Maryland’s insurance law.

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

We are a separate entity with no operations of our own other than holding the common stocks of Nodak Insurance, Direct Auto, Westminster, and our other subsidiaries. We depend primarily on dividends paid by directly-owned subsidiaries, and the proceeds from our initial public offering that were not contributed to Nodak Insurance or otherwise deployed or committed, to carry out our business plan, including future acquisitions, and to provide funds for the payment of any future dividends.

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

We will have the ability to receive dividends from Westminster only after all of Westminster's obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days.

If Nodak Insurance, Direct Auto, and Westminster are not sufficiently profitable, our ability to pay dividends to you in the future will be limited.

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

General Risks

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

The Company continues to allocate a portion of its investment portfolio to equity securities, as we believe the long-term investment returns remain attractive. These securities are subject to general economic conditions, specific industry dynamics, and individual company financial results. Recent history has also demonstrated that these securities are subject to short-term market fluctuations, more so than fixed income securities. Effective January 1, 2019, the changes in the market values of our equity securities began to be reported as a component of our net income. Prior to this time, these changes, along with the corresponding changes in our fixed income securities, were recorded, net of income taxes, in other comprehensive income. This accounting standard change creates an increased level of volatility in our reported operating results going forward and may distract from the long-term investment philosophy that we currently employ to achieve steady returns on our investments.

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

Our business operations could be substantially interrupted by flooding, snow, ice, wind, and other weather-related incidents, or from fire, power loss, telecommunications failures, terrorism, or other such events. In such an event, we may not have sufficient redundant facilities to cover a loss or failure in all aspects of our business operations and to restart our business operations in a timely manner. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business. See “Item 1. Business — Technology.”

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

Federal and state income tax laws are also constantly under review and may be changed from time to time. The Tax Cuts and Jobs Act (the “TCJA”), signed into law in 2017, significantly reformed the U.S. Internal Revenue Code. The TCJA, among other things, included changes to U.S. federal income tax rates, allowed for increased expensing of capital expenditures, and modified or repealed many business deductions and credits.

The new Biden Administration has proposed to raise U.S. federal income tax rates for corporations. Higher corporate income tax rates, as well as other potential tax reforms, may adversely impact our financial condition and results of operations.

The estimated impact of all past and any potential income tax actions is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and further guidance released on the new law. Additional tax-related impacts on holders of common shares is uncertain and could be adverse. This Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of common shares. We urge our stockholders, including purchasers of common shares, to consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

Direct Auto leases office space at 8700 West Bryn Mawr Avenue, Chicago, Illinois until August 31, 2029. Direct Auto employees at this location administer their non-standard auto business.

Westminster owns the building in which its offices are located at 8890 McDonogh Road, Suite 310, Owings Mills, Maryland. Westminster employees at this location administer their commercial business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 28, 2021, there were approximately 600 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the date of the IPO of our common stock) through December 31, 2020, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the SNL US Insurance P&C Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$160
$150
$140
$130
$120
$110
$100
$90
$80
16-03-2017
30-06-2017
31-12-2017
30-06-2018
31-12-2018
30-06-2019
31-12-2019
30-06-2020
31-12-2020
NI Holdings, Inc.
Russell 2000
SNL US Insurance P&C

Dividend Policy

Our Board of Directors continues to evaluate a potential policy of paying regular cash dividends, but has not decided on the amounts that may be paid, the frequency of any payment, or when any payments may begin. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, income tax considerations, capital requirements, industry standards, and economic conditions. The regulatory restrictions that affect the payment of dividends by Nodak Insurance, Direct Auto, and Westminster to us as discussed below will also be considered. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. Our ability to pay dividends, however, may depend, in part, upon our receipt of dividends from our directly-owned subsidiaries because we initially will have no source of income other than earnings from the investment of the net proceeds from our IPO that we retain. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance may pay to us. Illinois law limits the amount of dividends and other distributions that Direct Auto may pay to us. Maryland law limits the amount of dividends and other distributions that Westminster may pay to us.

North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the insurance company’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurance company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. As of December 31, 2020, the amount available for payment of dividends by Nodak Insurance to us in 2021 without the prior approval of the North Dakota Insurance Department is $21,628. We cannot assure you that the North Dakota Insurance Department would approve the declaration or payment by Nodak Insurance of any dividends to us in excess of such amount.

Illinois law sets the maximum amount of dividends that may be paid by Direct Auto during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains). As of December 31, 2020, the amount available for payment of dividends from Direct Auto to us in 2021 without the prior approval of the Illinois Department of Insurance is $3,582. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. We cannot assure you that the Illinois Department of Insurance would approve the declaration or payment by Direct Auto of any dividends to us in excess of such amount.

We have the ability to receive dividends from Westminster only after all of Westminster’s obligations and regulatory requirements with the Maryland Insurance Administration have been satisfied. In general, under Maryland law an insurer may pay dividends after providing notice to the Maryland Insurance Commissioner within five business days after declaration of the dividend or at least 10 days prior to payment of the dividend. However, Maryland law imposes additional limitations on “extraordinary dividends”. Maryland law defines an extraordinary dividend as a dividend that, when combined with the value of other dividends made in the preceding 12 months, exceeds the lesser of (i) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) the insurer’s net investment income not including (a) realized capital gains for the 12-month period ending December 31 of the preceding year and (b) pro rata distributions of any class of the insurer’s own securities. An insurer may not pay an extraordinary dividend unless the insurer provides notice of the declaration to the Maryland Insurance Commissioner at least 30 days before the declaration is made and the Maryland Insurance Commissioner has approved or not disapproved the declaration within 30 days. As of December 31, 2020, the amount available for payment of dividends by Westminster to us in 2021 without the prior approval of the Maryland Insurance Commissioner is $505. We cannot assure you that the Maryland Insurance Commissioner would approve the declaration or payment by Westminster of any dividends to us in excess of such amount.

See “Item 1. Business — Regulation”.

Even if we receive any dividends from Nodak Insurance, Direct Auto, or Westminster, we may not declare any dividends to our shareholders because of our working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid as long as, after making the dividend or distribution, we will be able to pay our debts in the ordinary course of business and our total assets will exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Use of Proceeds from Initial Public Offering

On January 17, 2017, the SEC declared effective our registration statement on Form S-1 registering our common stock. On March 13, 2017, the Company completed the IPO of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. Griffin Financial Group, LLC acted as our placement agent in connection with the IPO.

Direct Auto was acquired on August 31, 2018 with $17,000 of the net proceeds from the IPO.

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing. The Company will pay the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The Company anticipates using net proceeds from the IPO to satisfy these obligations.

From time to time, the Company may also repurchase its own stock. These repurchases may be used to satisfy its obligations under the equity incentive plans or may be done for other reasons. To date, the Company has used net proceeds from the IPO to fund these buyback programs. See “Issuer Stock Purchases” below.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 17, 2017.

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization.

In total during the year ended December 31, 2020, we completed the repurchase of 856,499 shares of our common stock for $12,234. The repurchases made in the three months ended December 31, 2020 are described below.

Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
October 1 – 31, 2020	39,497	$16.86	39,497	$2,967
November 1 – 30, 2020	8,039	16.82	8,039	2,832
December 1 – 31, 2020	4,220	16.64	4,220	2,762
Total	51,756	$16.84	51,756	$2,762

(1)	Shares purchased pursuant to the May 4, 2020 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

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

NI Holdings, Inc.

Five-Year Summary of Selected Financial Data

	Year Ended December 31,
	2020 (2)	2019	2018 (1)	2017	2016
Sales:
Direct premiums written	$314,187	$262,145	$225,223	$195,238		$180,870
Net premiums written	297,144	250,946	201,270	185,282		156,713

Revenues:
Net premiums earned	$283,661	$246,438	$195,720	$179,464		$152,756
Fee and other income	1,801	2,125	6,496	1,648		1,666
Net investment income	7,271	7,433	6,180	5,031		3,644
Net capital gain on investments	13,624	14,783	3,974	2,997		5,681
Total revenue	306,357	270,779	212,370	189,140		163,747

Components of net income:
Net premiums earned	$283,661	$246,438	$195,720	$179,464		$152,756
Losses and loss adjustment expenses	168,473	169,710	119,088	122,711		118,508
Amortization of deferred policy acquisition costs and other underwriting and general expenses	85,068	67,258	54,117	44,423		39,122
Underwriting gain (loss)	30,120	9,470	22,515	12,330		(4,874)
Fee and other income	1,801	2,125	6,496	1,648		1,666
Net investment income	7,271	7,433	6,180	5,031		3,644
Net capital gain on investments	13,624	14,783	3,974	2,997		5,681
Income before income taxes	52,816	33,811	39,165	22,006		6,117
Income taxes	11,472	7,311	7,921	6,394		1,479
Net income	$41,344	$26,500	$31,244	$15,612		$4,638

Earnings per common share:
Basic	$1.86	$1.19	$1.39	$0.71	$	n/a
Diluted	$1.84	$1.19	$1.39	$0.71	$	n/a
Share data:
Weighted average shares outstanding used in basic per share calculations	21,772,475	22,179,747	22,358,858	22,512,401		n/a
Plus: Dilutive securities	169,995	85,601	26,896	228		n/a
Weighted average shares used in diluted per share calculations	21,942,470	22,265,348	22,385,754	22,512,629		n/a

	December 31,
	2020 (2)	2019	2018 (1)	2017	2016
Assets:
Cash and investments	$494,363	$419,923	$374,371	$313,885		$207,677
Premiums and agents’ balances receivable	48,523	36,691	34,287	25,632		21,986
Deferred policy acquisition costs	23,968	15,399	12,866	8,859		8,942
Other assets	50,749	36,146	36,968	28,612		40,098
Total assets	$617,603	$508,159	$458,492	$376,988		$278,703

Liabilities:
Unpaid losses and loss adjustment expenses	$105,750	$93,250	$87,121	$45,890		$59,632
Unearned premiums	119,363	89,276	84,767	63,262		57,445
Other liabilities	43,618	15,830	10,851	12,263		8,208
Total liabilities	268,731	198,356	182,739	121,415		125,285

Equity	348,872	309,803	275,753	255,573		153,418
Total liabilities and equity	$617,603	$508,159	$458,492	$376,988		$278,703

Per share data:
Total book value per basic share	$16.36	$14.01	$12.43	$11.44	$	n/a

(1)	Effective August 31, 2018, the Company acquired Direct Auto Insurance Company.
(2)	Effective January 1, 2020, the Company acquired Westminster American Insurance Company. See Note 4 to the Company’s Consolidated Financial Statements, included elsewhere in this Form 10-K.

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

Overview

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the conversion of Nodak Mutual from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

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

Battle Creek is managed by Nodak Insurance under the terms of a surplus note issued by Battle Creek to Nodak Insurance. Nodak Agency is an inactive shell corporation.

On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from private shareholders and Direct Auto became a consolidated subsidiary of the Company. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois. Direct Auto remains headquartered in Chicago, Illinois and continues to be led by its president and other key management in place at the time of the acquisition. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster and Westminster became a consolidated subsidiary of the Company. Westminster is a property and casualty insurance company specializing in commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster remains headquartered in Owings Mills, Maryland and continues to be led by its president and other key management in place at the time of the acquisition. The results of Westminster are included as part of the Company’s commercial business segment following the closing date.

Nodak Insurance offers property and casualty insurance, crop hail, and multi-peril crop insurance to members of the North Dakota Farm Bureau through captive agents in North Dakota. American West and Battle Creek offer similar insurance coverage through independent agents in South Dakota and Minnesota, and Nebraska, respectively. Primero offers limited nonstandard auto insurance coverage in Arizona, Nevada, North Dakota, and South Dakota. Direct Auto offers limited nonstandard auto insurance coverage in Illinois. Westminster offers commercial multi-peril insurance in the Mid-Atlantic region of the United States. All of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by A.M. Best, which is the third highest out of a possible 15 ratings.

Marketplace Conditions and Trends

Beginning in March 2020 and continuing throughout the year, the global pandemic caused by COVID-19 and related economic conditions impacted the Company’s results of operations. Decreased economic activity limited revenue growth in our personal lines of business. This was partially offset by reduced loss frequency in our private passenger and non-standard auto segments, primarily during the middle of the year. The continued impact of COVID-19 and related risks, including from shelter-in-place orders, unemployment, and the financial market volatility, could continue to adversely impact our results, including premiums written and investment income.

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing.

We monitor the marketplace both on a regional and line of business basis. The private passenger marketplace continues to be a very competitive and challenging pricing environment, due to improved results and increased competitive pressure in the market. Rates for private passenger auto remain competitive across the country. The non-standard auto market also remains competitive with companies seeking to grow this line of business. Two large acquisitions took place in the non-standard auto segment during the third quarter, indicating that others in the marketplace are recognizing profitable opportunities associated with this segment. As opposed to most personal lines, the commercial multi-peril market in which we participate continued to harden, with accelerating positive rate changes in both liability and especially property during 2020.

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted usually does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the RMA, which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most commercial farmers obtain crop insurance on their plantings each year.

Principal Revenue Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net capital gain on investments.

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

Principal Expense Items

NI Holdings’ expenses consist primarily of losses and LAE, amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

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

NI Holdings measures growth by monitoring changes in gross premiums written and net premiums written. The Company measures underwriting profitability by examining its loss and LAE ratio, expense ratio, and combined ratio. It also measures profitability by evaluating underwriting gain (loss), net income (loss), and return on average equity.

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

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and uses return on average equity to measure its effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity attributable to NI Holdings for that year.

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

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (LAE). The Company’s liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to it, and (2) reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves.

LAE consist of two components – allocated loss adjustment expenses (“ALAE”) and unallocated loss adjustment expenses (“ULAE”). ALAE are defense and cost containment expenses, including legal fees, court costs, and investigation fees, which are linked to the settlement of specific individual claims or losses. ULAE are expenses that generally cannot be associated with a specific claim, including internal costs such as salaries and other overhead costs, and also represent estimates of future costs to administer claims.

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

Ratio of Paid ALAE to Paid Loss Method — The Ratio of Paid ALAE to Paid Loss Method utilizes the ratio of paid ALAE to paid losses and is similar to the Paid and Case Incurred Method described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	December 31,
	2020	2019	2018
Case reserves	$89,903	$90,210	$76,150
IBNR reserves	15,847	3,040	10,971
Liability for unpaid losses and LAE	105,750	93,250	87,121
Reinsurance recoverables on losses	8,710	4,045	2,232
Net unpaid losses and LAE	$97,040	$89,205	$84,889

The following tables provides case and IBNR reserves for unpaid losses and LAE by segment.

	December 31, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,984	$5,327	$20,311
Non-standard auto	50,702	(7,366)	43,336
Home and farm	7,705	4,032	11,737
Crop	756	15	771
Commercial	10,749	8,340	18,174
All other	5,007	5,499	10,506
Liability for unpaid losses and LAE	89,903	15,847	104,835
Reinsurance recoverables on losses	5,102	3,608	7,795
Net unpaid losses and LAE	$84,801	$12,239	$97,040

	December 31, 2019
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,115	$5,777	$19,892
Non-standard auto	55,623	(11,645)	43,978
Home and farm	7,098	3,405	10,503
Crop	8,411	168	8,579
Commercial	731	345	1,076
All other	4,232	4,990	9,222
Liability for unpaid losses and LAE	90,210	3,040	93,250
Reinsurance recoverables on losses	2,867	1,178	4,045
Net unpaid losses and LAE	$87,343	$1,862	$89,205

	December 31, 2018
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$13,298	$4,856	$18,154
Non-standard auto	49,109	(2,323)	46,786
Home and farm	8,216	2,516	10,732
Crop	2,070	56	2,126
Commercial	427	216	643
All other	3,030	5,650	8,680
Liability for unpaid losses and LAE	76,150	10,971	87,121
Reinsurance recoverables on losses	1,201	1,031	2,232
Net unpaid losses and LAE	$74,949	$9,940	$84,889

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might affect the Company’s results of operations.

Total Reserves

As of December 31, 2020, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $767.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income, after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2020. A change in inflation may or may not fully affect loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,392)
1%	1,429
3%	4,402
5%	7,540

Inflation includes actual inflation as well as social inflation that includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that affect the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income, after federal income taxes of 21%, which results from various changes to the level of case reserves as of December 31, 2020. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$7,102
-5%	3,551
-2%	1,420
+2%	(1,420)
+5%	(3,551)
+10%	(7,102)

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, and on equity securities through December 31, 2018, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Effective January 1, 2019, changes in unrealized investments gains or losses on equity securities began to be reported in net income (loss), rather than as a component of other comprehensive income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

NI Holdings evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. For periods beginning January 1, 2019, this evaluation includes only fixed income securities, whereas prior to this time, it included both fixed income and equity securities. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to fixed income securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the expected cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost of amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is considered to be other-than-temporary. If NI Holdings identifies that an OTTI loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the OTTI loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized in earnings.

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

For the year ended December 31, 2020, NI Holdings’ investment portfolio experienced an increase in net unrealized gains of $15,117.

	December 31, 2020	December 31, 2019	Change
Fixed income securities:
Gross unrealized gains	$16,801	$7,595	$9,206
Gross unrealized losses	(296)	(354)	58
Net fixed income securities unrealized gains	16,505	7,241	9,264

Equity securities:
Gross unrealized gains	29,139	22,878	6,261
Gross unrealized losses	(1,390)	(982)	(408)
Net equity securities unrealized gains	27,749	21,896	5,853

Net unrealized gains	$44,254	$29,137	$15,117

The fixed income portion of the portfolio experienced an increase in net unrealized gains of $9,264 during the year ended December 31, 2020. The net increase is reflected directly in shareholders’ equity as a component of accumulated other comprehensive income.

After the immediate economic impacts of the COVID-19 pandemic in the first half of the year, capital markets staged a strong rally during the second half of 2020, aided by significant fiscal and monetary support from world central banks to help the global economy. In the United States, the benchmark S&P 500 index rebounded to finish with a gain of 16.3% for the year, or a total return of about 18%, including dividends. Despite rising slightly from the second quarter, U.S. 10-year Treasury rates remained extremely depressed given the negative impact on economic growth from the current public health crisis and announcements from the U.S. Federal Reserve on its intention to maintain a near-zero interest rate policy for the foreseeable future.

During the fourth quarter of 2020, vaccine rollout and an agreement on the next round of fiscal stimulus helped renew the risk-on sentiment, which led to new highs in equities, tighter spreads, and a steeper Treasury curve. While the next wave of the COVID-19 virus is prompting further restrictions in some areas of the United States and globally, market participants are looking forward, expecting that continued accommodative monetary policy combined with fiscal support will bolster the economic recovery that is well underway.

The strong recovery in the financial markets led to a substantial increase in the Company’s net unrealized gains from equity securities for the year ended December 31, 2020. The net increase of $5,853 is included in net capital gain on investments on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the security (if any), and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, who specializes in the management of insurance company investment portfolios and participates in this evaluation.

For the years ended December 31, 2020 and 2019, NI Holdings did not recognize any OTTIs of its investment securities. For the year ended December 31, 2018, NI Holdings recognized $382 of OTTIs of its investment securities. Adverse investment market conditions, in addition to poor operating results of underlying investments, could result in impairment charges in the future.

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values for any of the Company’s investments at December 31, 2020, 2019, or 2018.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the years ended December 31, 2020, 2019, or 2018. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

As in the case of previous acquisitions, no deferred policy acquisition costs (“DAC”) were recorded in the acquisition of Westminster in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $4,750 and established at the closing date. This VOBA intangible asset was amortized into expense as the acquired unearned premiums were reported into income, in the same way as DAC, and is fully amortized at December 31, 2020. Policy acquisition costs relating to new business written by Westminster were deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Westminster.

At December 31, 2020 and 2019, deferred policy acquisition costs, the VOBA intangible asset, and the related liability for unearned premiums were as follows:

	December 31,
	2020	2019
Deferred policy acquisition costs	$23,968	$15,399
Liability for unearned premiums	119,363	89,276

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

NI Holdings had gross deferred income tax assets of $8,603 at December 31, 2020 and $6,294 at December 31, 2019, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $931 and $594 was maintained at December 31, 2020 and December 31, 2019, respectively.

NI Holdings had gross deferred income tax liabilities of $16,429 at December 31, 2020 and $10,290 at December 31, 2019, arising primarily from deferred policy acquisition costs, net unrealized capital gains on investments, and other intangible assets.

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

As of December 31, 2020, NI Holdings had no material unrecognized tax benefits or accrued interest and penalties. Federal income tax returns for the years 2014 through 2019 are open for examination.

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

For more information on the Company’s results of operations by segment, see Note 22 to the Consolidated Financial Statements, included elsewhere in this Form 10-K.

Years ended December 31, 2020 and 2019

The consolidated net income for NI Holdings was $41,344 for the year ended December 31, 2020 compared to $26,500 for the year ended December 31, 2019. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Year Ended December 31,
	2020	2019
Revenues:
Net premiums earned	$283,661	$246,438
Fee and other income	1,801	2,125
Net investment income	7,271	7,433
Net capital gain on investments	13,624	14,783
Total revenues	$306,357	$270,779

Components of net income:
Net premiums earned	$283,661	$246,438
Losses and loss adjustment expenses	168,473	169,710
Amortization of deferred policy acquisition costs and other underwriting and general expenses	85,068	67,258
Underwriting gain	30,120	9,470
Fee and other income	1,801	2,125
Net investment income	7,271	7,433
Net capital gain on investments	13,624	14,783
Income before income taxes	52,816	33,811
Income taxes	11,472	7,311
Net income	$41,344	$26,500

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. The Company’s underwriting results were impacted by reduced net premiums earned in our non-standard auto segment. The Company also experienced volatility in net unrealized investment gains and losses driven by the impact of changes in fair value on the Company’s equity investments, attributable to the recent disruption in global financial markets. For further discussion regarding the potential impacts of COVID-19 and related economic conditions of the Company, see “Part II – Item 1A – Risk Factors”.

Net Premiums Earned

NI Holdings’ net premiums earned for the year ended December 31, 2020 increased $37,223, or 15.1%, to $283,661 compared to $246,438 for the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019
Net premiums earned:
Private passenger auto	$72,009	$67,983
Non-standard auto	53,737	57,114
Home and farm	74,879	71,171
Crop	35,718	38,019
Commercial	38,288	4,097
All other	9,030	8,054
Total net premiums earned	$283,661	$246,438

	Year Ended December 31,
	2020	2019
Net premiums earned:
Direct premium	$301,061	$257,661
Assumed premium	6,459	5,897
Ceded premium	(23,859)	(17,120)
Total net premiums earned	$283,661	$246,438

Direct premiums earned for 2020 increased $43,400, or 16.9%, from 2019. The addition of the Westminster commercial business contributed $40,742 in direct premiums earned during 2020.

Assumed premiums earned increased slightly, primarily related to the assumed reinsurance business from American Agricultural Insurance Company. Ceded premiums earned increased due to incorporating Westminster into our reinsurance program and increasing our overall reinsurance coverage limits.

Our personal lines of business (private passenger auto, home and farm) continued to grow significantly in South Dakota, while premiums in these lines remained relatively flat in North Dakota and Nebraska due to the impact of both COVID-19 and increased competition in our markets. Non-standard auto premiums earned decreased approximately 6% year-over-year due to the impact of COVID-19, reduced policy counts as a result of rate actions taken in Primero’s primary markets which were driven by increased minimum liability limits, and competitive challenges in Direct Auto’s market. Direct premiums for crop business were lower in 2020 compared to 2019, primarily due to lower commodity prices for multi-peril crop and fewer acres insured under the crop hail line of business.

Losses and LAE

NI Holdings’ net losses and LAE for the year ended December 31, 2020 decreased $1,237, or 0.7%, to $168,473 compared to $169,710 for the year ended December 31, 2019, due primarily to improved loss experience in the private passenger auto, non-standard auto, and home and farm segments. This decrease is understated as the prior year’s losses and LAE did not include Westminster. The Company’s loss and LAE ratio decreased significantly.

	Year Ended December 31,
	2020	2019
Net losses and LAE:
Private passenger auto	$45,511	$52,696
Non-standard auto	30,347	32,654
Home and farm	36,745	45,601
Crop	31,379	32,091
Commercial	20,430	2,489
All other	4,061	4,179
Total net losses and LAE	$168,473	$169,710

	Year Ended December 31,
	2020	2019
Loss and LAE ratio:
Private passenger auto	63.2%	77.5%
Non-standard auto	56.5%	57.2%
Home and farm	49.1%	64.1%
Crop	87.9%	84.4%
Commercial	53.4%	60.8%
All other	45.0%	51.9%
Total loss and LAE ratio	59.4%	68.9%

Net losses for private passenger auto and non-standard auto decreased in 2020 compared to the prior year, due primarily to improved loss frequency as insureds drove fewer miles, primarily during the second quarter of the year. In home and farm, losses and LAE decreased due primarily to a lower frequency of weather-related losses. During 2019, private passenger auto also experienced significant bodily injury and underinsured losses, as well as higher weather-related losses.

For the commercial business, while overall losses increased due to Westminster’s results being added to the segment, the year-over-year loss and LAE ratio improved.

The 2019 multi-peril crop insurance business ended the year with less than 50% of the corn in North Dakota harvested and we carried a significant number of open claims into 2020. All of those claims have been settled, but produced unfavorable loss development of $3,831 on a net basis. For the 2020 crop season, a higher than normal number of prevented planting claims were submitted due to fields not harvested from the prior year, resulting in an elevated loss and LAE ratio.

During the year ended December 31, 2020, reported losses and LAE included $3,292 of net unfavorable development on prior accident years, compared to $6,509 of net favorable development on prior accident years during the year ended December 31, 2019. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate. The net unfavorable development reported in 2020 is primarily related to the 2019 multi-peril crop business.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $17,810, or 26.5%, during the year ended December 31, 2020 compared to a year ago.

	Year Ended December 31,
	2020	2019
Underlying expenses	$93,637	$69,791
Deferral of policy acquisition costs	(60,041)	(48,721)
Other underwriting and general expenses	33,596	21,070
Amortization of deferred policy acquisition costs	51,472	46,188
Total reported expenses	$85,068	$67,258

Underlying expenses were $23,846 higher in the year ended December 31, 2020 compared to a year ago. Westminster contributed $19,163 of underlying expenses to the current year, including $5,172 of other intangibles amortization expense. Policy acquisition costs have increased due to higher written premiums. Compensation expenses have increased year-over-year. The Company also paid $1,129 of membership dues on behalf of its NDFB members in North Dakota during 2020 in response to the COVID-19 pandemic.

Deferrals of policy acquisition costs were $11,320 higher in the year ended December 31, 2020 compared to 2019 primarily due to the addition of Westminster. Amortization of those costs also increased consistent with the increase in earned premiums.

The expense ratio of 30.0% for the year ended December 31, 2020 was 2.7 percentage points higher than the expense ratio in 2019. This increase in the ratio is reflective of the higher expense ratio of the Westminster business and increased compensation expenses.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Year Ended December 31,
	2020	2019
Underwriting gain (loss):
Private passenger auto	$6,512	$(3,599)
Non-standard auto	2,651	3,383
Home and farm	17,260	5,464
Crop	(468)	1,532
Commercial	1,500	745
All other	2,665	1,945
Total underwriting gain	$30,120	$9,470

	Year Ended December 31,
	2020	2019
Combined ratio:
Private passenger auto	91.0%	105.3%
Non-standard auto	95.1%	94.1%
Home and farm	76.9%	92.3%
Crop	101.3%	96.0%
Commercial	96.1%	81.8%
All other	70.5%	75.9%
Total combined ratio	89.4%	96.2%

The underwriting profitability of the Company for the year ended December 31, 2020 increased year-over-year. As discussed above, loss experience (as reflected in the loss and LAE ratio) decreased in the private passenger auto, non-standard auto, home and farm, and all other segments.

The improvement in the private passenger auto combined ratio reflects elevated loss experience during 2019 and favorable loss experience during 2020. Losses during 2019 were impacted by weather-related losses and significant bodily injury and underinsured liability losses. During 2020, a reduction in miles driven due to the COVID-19 pandemic primarily during the second quarter resulted in decreased claims frequency. Claims frequency has mostly returned to normal levels, although the level of large claims has moderated from a year ago.

For the non-standard auto segment, the combined ratio increased slightly year-over-year. The loss and LAE ratio improved as claims frequency for this segment was reduced due to fewer miles driven. However, the expense ratio increased due to Direct Auto, which has a higher expense load than Primero, writing a higher proportion of business in the segment compared to the prior year.

The combined ratio for the home and farm segment improved substantially as we experienced a lower number of weather-related events in 2020. The favorable impact from fewer weather-related losses combined with modest rate adjustments resulted in a profitable year.

For the commercial segment, the results of Westminster are now combined with the commercial business of Nodak Insurance and American West. The 2019 results reflected high loss experience. During 2020, the addition of Westminster decreased the loss and LAE ratio, although a higher expense load led to a higher combined ratio. Underwriting expenses for Westminster were adversely impacted by amortization of its VOBA intangible asset in 2020.

For the crop segment, the combined ratio was elevated due to the high percentage of unharvested corn that remained in the field from the 2019 season. As those fields were harvested, the losses were higher than anticipated, resulting in adverse development. The 2020 multi-peril crop ratio was also elevated due to the large number of prevented planting claims submitted during second quarter. The high combined ratio for multi-peril crop was partially offset by favorable loss experience in our crop hail business.

Fee and Other Income

NI Holdings had fee and other income of $1,801 for the year ended December 31, 2020, compared to $2,125 for the year ended December 31, 2019. Fee income attributable to Primero’s non-standard auto business is a key component in measuring its profitability. Fee income on this business decreased to $1,337 for 2020 from $1,638 for 2019, driven by a reduction in policy count. Primero also temporarily waived some of its policy maintenance fees as a response to the COVID-19 pandemic.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2020	2019
Average cash and invested assets	$449,148	$394,403

Gross investment income	$10,519	$9,826
Investment expenses	3,248	2,393
Net investment income	$7,271	$7,433

Gross return on average cash and invested assets	2.3%	2.5%
Net return on average cash and invested assets	1.6%	1.9%

Investment income, net of investment expense, decreased $162 for the year ended December 31, 2020 compared to a year ago. This decrease is partly attributable to lower market yields on the acquired Westminster’s fixed income securities and additional investment expenses from Westminster. The weighted average gross yield on invested assets decreased to 2.3% in 2020 from 2.5% in 2019, driven by lower reinvestment yields on fixed income securities.

As of December 31, 2020, our overall book yield for our combined fixed income and equity portfolio was 2.6%. The average duration of our fixed income securities was 3.6 years at December 31, 2020.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $7,771 for the year ended December 31, 2020, compared to $3,246 a year ago. This increase was driven by the strong recovery in financial markets, along with the liquidation of certain investment holdings to fund intercompany cash transfers needed to establish the new reinsurance pooling arrangement.

Effective January 1, 2019, in accordance with a change in accounting principle, market fluctuations on our equity securities began to be reported in the Company’s results of operations. NI Holdings reported a net gain of $5,853 attributed to the change in unrealized appreciation of its equity securities for the year ended December 31, 2020, compared to a net gain of $11,537 for the year ended December 31, 2019.

The Company recorded no OTTIs in the years ended December 31, 2020 and 2019.

The Company’s fixed income securities and equity securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At December 31, 2020, the Company had net unrealized gains on fixed income securities of $16,505 and net unrealized gains on equity securities of $27,749. At December 31, 2019, the Company had net unrealized losses on fixed income securities of $7,241 and net unrealized gains on equity securities of $21,896. The increase in the fair value of our fixed income securities was driven primarily by the U.S. Federal Reserve’s implementation of the unprecedented efforts it announced in March to support the economy, as well as its intention to maintain a near-zero interest rate policy for the foreseeable future. Additionally, the stock market recovery previously noted was the primary driver of the increased unrealized gains in the equity securities portfolio.

NI Holdings has evaluated each security in a loss position and taken into account the severity and duration of the impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. NI Holdings will continue to monitor these securities throughout the remainder of the COVID-19 pandemic and economic recovery period.

Income before Income Taxes

For the year ended December 31, 2020, NI Holdings had pre-tax income of $52,816 compared to $33,811 for the year ended December 31, 2019. The increase in pre-tax results was largely attributable to the significant improvement in loss experience during 2020.

Income Taxes

NI Holdings recorded income tax expense of $11,472 for the year ended December 31, 2020, compared to $7,311 for the year ended December 31, 2019. A portion of income tax expense relates to state income taxes primarily for the state of Illinois. Our effective tax rate for 2020 was 21.7% compared to an effective tax rate of 21.6% for 2019.

The valuation allowance against certain deferred income tax assets was $931 as of December 31, 2020, compared to $594 as of December 31, 2019.

Net Income

For the year ended December 31, 2020, NI Holdings had net income before non-controlling interest of $41,344 compared to $26,500 for 2019. This increase in net income was largely attributable to the significant improvement in loss experience during 2020.

Return on Average Equity

For the year ended December 31, 2020, NI Holdings had annualized return on average equity, after non-controlling interest, of 12.4% compared to annualized return on average equity, after non-controlling interest, of 9.1% for the year ended December 31, 2019. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Years ended December 31, 2019 and 2018

The consolidated net income for NI Holdings was $26,500 for the year ended December 31, 2019 compared to $31,244 for the prior year. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

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

	Year Ended December 31,
	2019	2018
Net premiums earned:
Private passenger auto	$67,983	$62,465
Non-standard auto	57,114	27,964
Home and farm	71,171	64,677
Crop	38,019	28,699
Commercial	4,097	3,809
All other	8,054	8,106
Total net premiums earned	$246,438	$195,720

	Year Ended December 31,
	2019	2018
Net premiums earned:
Direct premium	$257,661	$219,600
Assumed premium	5,897	6,514
Ceded premium	(17,120)	(30,394)
Total net premiums earned	$246,438	$195,720

Direct premiums earned for 2019 increased $38,061, or 17.3%, to $257,661 from $219,600 for 2018. The addition of the Direct Auto non-standard auto business contributed $43,873 in direct premiums earned during 2019 compared to $14,516 for the prior year.

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

	Year Ended December 31,
	2019	2018
Loss and LAE ratio:
Private passenger auto	77.5%	71.3%
Non-standard auto	57.2%	51.3%
Home and farm	64.1%	66.0%
Crop	84.4%	41.5%
Commercial	60.8%	39.5%
All other	51.9%	50.5%
Total loss and LAE ratio	68.9%	60.8%

The Company’s overall loss and LAE experience deteriorated year-over-year, primarily with increases in the loss and LAE ratios in the private passenger auto, non-standard auto, crop, and commercial segments.

Net losses for private passenger auto increased in 2019 compared to the prior year, as third quarter weather activity and liability losses each increased compared to a year ago. The loss and LAE ratio for the home and farm segment was at the expected level, with favorable farmowners results offsetting unfavorable homeowners results.

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

Underlying expenses were $11,667 higher in the year ended December 31, 2019 compared to the prior year. The new Direct Auto subsidiary contributed $16,792 of underlying expenses during 2019, compared to $5,981 for the prior year. Policy acquisition costs have increased due to higher written premiums.

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

	Year Ended December 31,
	2019	2018
Underwriting gain (loss):
Private passenger auto	$(3,599)	$(589)
Non-standard auto	3,383	4,093
Home and farm	5,464	2,012
Crop	1,532	13,611
Commercial	745	1,430
All other	1,945	1,958
Total underwriting gain	$9,470	$22,515

The underwriting results of the Company for the year ended December 31, 2019 decreased year-over-year. As discussed above, loss experience (as reflected in the loss and LAE ratio) increased in the private passenger auto, non-standard auto, crop, and commercial segments.

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

Investment income, net of investment expense, increased $1,253 for the year ended December 31, 2019 compared to the prior year. This increase is attributable to the increase in invested assets, due primarily to the acquisition of Direct Auto. The weighted average gross yield on invested assets remained steady at 2.5% in 2019 compared to 2018.

As of December 31, 2019, our overall book yield for our combined fixed income and equity portfolio was 2.8% and the average duration for our fixed income security portfolio was 3.5 years. The Direct Auto cash and cash equivalents acquired at the date of purchase have now been fully invested in accordance with our investment policy.

Net Capital Gain on Investments

NI Holdings had realized capital gains on investment of $3,246 for the year ended December 31, 2019, compared to $3,974 the prior year.

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

Financial Position

The major components of NI Holdings’ financial position are as follows:

	December 31, 2020	December 31, 2019
Assets:
Cash and investments	$494,363	$419,923
Premiums and agents’ balances receivable	48,523	36,691
Deferred policy acquisition costs	23,968	15,399
Receivable from Federal Crop Insurance Corporation	6,646	14,230
Property and equipment	9,899	7,694
Goodwill and other intangibles	18,194	2,912
Other assets	16,010	11,310
Total assets	$617,603	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$105,750	$93,250
Unearned premiums	119,363	89,276
Other liabilities	43,618	15,830
Total liabilities	268,731	198,356

Shareholders’ equity	348,872	309,803
Total liabilities and equity	$617,603	$508,159

At December 31, 2020, NI Holdings’ total assets increased $109,444, or 21.5%, from December 31, 2019. Cash and investments increased due to positive earnings in the business, unrealized appreciation in equity securities, and the acquired Westminster assets. Premiums and agents’ balances receivable also increased due to the acquired Westminster receivables. Deferred policy acquisition costs increased due partly to the Westminster commercial business and growth in other segments. The receivable from the FCIC decreased due to a partial collection of past year amounts, partially offset by 2020 activity. Goodwill and other intangibles recognized in the Westminster acquisition was $20,506, less amortization expense during 2020. Other assets increased as a result of higher reinsurance recoverables from the Westminster commercial business.

At December 31, 2020, total liabilities increased $70,375, or 35.5%, from December 31, 2019. Unpaid losses and loss adjustment expenses increased due primarily to Westminster liabilities. Unearned premiums increased due to Westminster acquired amounts of $16,611 and additional growth in Westminster.

Total equity increased by $39,069, or 12.6%, during the year ended December 31, 2020. The increase in equity primarily reflects consolidated net income of $41,344 for the year and other comprehensive income of $7,319, due to higher fair values within our fixed income securities portfolio, partially offset by share repurchases of $12,234.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our IPO, which we planned to use for strategic acquisitions.

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

We currently anticipate that cash generated from our operations and available from our investment portfolio, along with the remaining IPO net proceeds, will be sufficient to fund our operations.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The changes in cash and cash equivalents for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net cash flows from operating activities	$51,010	$25,665	$20,955
Net cash flows from investing activities	200	(30,458)	23,397
Net cash flows from financing activities	(12,265)	(2,025)	(2,996)
Net increase (decrease) in cash and cash equivalents	$38,945	$(6,818)	$41,356
For the year ended December 31, 2020, net cash provided by operating activities totaled $51,010 compared to $25,665 a year ago. The consolidated net income of $41,344 for the year ended December 31, 2020 compared to consolidated net income of $26,500 for the same period a year ago. The increase in cash flows from operating activities also reflected differences in the activity between the Company and the FCIC during 2020 and 2019, growth in unearned premiums due to increasing sales of the Westminster commercial business, and lower levels of loss and loss adjustment expenses. During 2019, unrealized gains on investments were offset by increases in unpaid losses and LAE and unearned premiums to serve as the primary reconciling items between net income and net cash flows from operating activities.

For the year ended December 31, 2020, net cash provided by investing activities totaled $200 compared to $30,458 used by investing activities a year ago. In 2020, the initial cash installment payment for Westminster was $703 more than the cash and cash equivalents received in the acquisition. During 2020, the sales and maturities of securities approximated the purchase of new securities. Normally, the excess cash generated from operations would be invested in longer term investments. However, the implementation of the intercompany pooling reinsurance agreement necessitated substantial cash transfers between the insurance company subsidiaries during December, 2020, which were not fully reinvested in longer-term investments by year-end. The prior year reflects the impact of investing excess cash generated from operations into longer term investments, partially offset by sales and maturities of fixed income securities.

For the year ended December 31, 2020, net cash used by financing activities totaled $12,265 compared to $2,025 a year ago. The Company repurchased shares of its own common stock for $12,234 and $2,006 during 2020 and 2019, respectively.

As a standalone entity, and outside of the net proceeds from the IPO, NI Holdings’ principal source of long-term liquidity will be dividend payments from its directly-owned subsidiaries.

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

The amount available for payment of dividends from Nodak Insurance to us during 2021 without the prior approval of the North Dakota Insurance Department is approximately $21,628 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2019 or 2018.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the policyholders’ surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2020, 2019 or 2018.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the year ended December 31, 2020.

Contractual Obligations Table

The following table summarizes, as of December 31, 2020, NI Holdings’ future payments and estimated claims and claims related payments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Estimated gross loss & LAE payments	$105,750	$53,203	$32,049	$12,253	$8,245
Acquisition of Westminster	20,000	6,667	13,333	-	-
Operating lease obligations	2,598	249	677	606	1,066
Total	$128,348	$60,119	$46,059	$12,859	$9,311

The timing of the amounts of the gross loss and LAE payments is an estimate based on historical experience and the expectations of future payment patterns. The actual timing and amounts of these payments in the future may vary from the amounts stated above.

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing, with another $20,000 payable in three equal installments. The Company paid the first installment on the first anniversary of the closing. The Company will pay the remaining two installments, plus or minus any adjustments, on the second anniversary of the closing and on the first business day of the month preceding the third anniversary of the closing.

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

The portfolio duration of the fixed income securities in NI Holdings’ investment portfolio at December 31, 2020 was 3.57 years. The Company’s fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. NI Holdings carries these investments as available for sale. This allows the Company to manage its exposure to risks associated with interest rate fluctuations through active review of its investment portfolio by its management and Board of Directors and consultation with our outside investment manager.

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

The table below shows the interest rate sensitivity of NI Holdings’ fixed income securities measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(23,122)	$297,288	$(21,976)	$273,969
100 basis point increase	(11,438)	308,972	(10,875)	285,071
No change	—	320,410	—	295,945
100 basis point decrease	11,279	331,689	10,518	306,463
200 basis point decrease	23,046	343,456	21,273	317,218

The interest rate exposure of the Company’s portfolio increased slightly this year compared to last year. The increase in interest rate exposure was driven by several factors, including a decrease in portfolio cash balances and an increase in the allocation within our portfolio to taxable sectors which historically have higher interest rate sensitivity relative to tax-exempt municipals. Further increases in the portfolio’s interest rate exposure are expected as we gradually shift to a higher long-term duration target. Pandemic-related effects did not have a material impact on the portfolio’s interest rate exposure.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Washington, Pennsylvania

March 10, 2021

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(dollar amounts in thousands, except par value)

	2020	2019
Assets:
Cash and cash equivalents	$101,077	$62,132
Fixed income securities, at fair value	320,410	295,945
Equity securities, at fair value	69,952	59,932
Other investments	2,924	1,914
Total cash and investments	494,363	419,923

Premiums and agents' balances receivable	48,523	36,691
Deferred policy acquisition costs	23,968	15,399
Reinsurance premiums receivable	93	—
Reinsurance recoverables on losses	8,710	4,045
Accrued investment income	2,141	2,089
Property and equipment, net	9,899	7,694
Receivable from Federal Crop Insurance Corporation	6,646	14,230
Goodwill and other intangibles	18,194	2,912
Other assets	5,066	5,176
Total assets	$617,603	$508,159

Liabilities:
Unpaid losses and loss adjustment expenses	$105,750	$93,250
Unearned premiums	119,363	89,276
Reinsurance premiums payable	—	170
Income tax payable	754	1,645
Deferred income taxes, net	8,757	4,590
Westminster consideration payable	19,287	—
Accrued expenses and other liabilities	14,820	9,425
Total liabilities	268,731	198,356

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2020 – 21,318,638 shares, 2019 – 22,119,380 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	97,911	95,961
Unearned employee stock ownership plan shares	(1,427)	(1,671)
Retained earnings	258,741	218,480
Accumulated other comprehensive income, net of income taxes	12,840	5,612
Treasury stock, at cost, 2020 – 1,538,622 shares, 2019 – 713,565 shares	(23,968)	(12,308)
Non-controlling interest	4,545	3,499
Total shareholders’ equity	348,872	309,803

Total liabilities and shareholders’ equity	$617,603	$508,159

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(dollar amounts in thousands, except per share data)

	2020	2019	2018
Revenues:
Net premiums earned	$283,661	$246,438	$195,720
Fee and other income	1,801	2,125	6,496
Net investment income	7,271	7,433	6,180
Net capital gain on investments	13,624	14,783	3,974
Total revenues	306,357	270,779	212,370

Expenses:
Losses and loss adjustment expenses	168,473	169,710	119,088
Amortization of deferred policy acquisition costs	51,472	46,188	31,856
Other underwriting and general expenses	33,596	21,070	22,261
Total expenses	253,541	236,968	173,205

Income before income taxes	52,816	33,811	39,165
Income taxes	11,472	7,311	7,921
Net income	41,344	26,500	31,244
Net income (loss) attributable to non-controlling interest	955	99	163
Net income attributable to NI Holdings, Inc.	$40,389	$26,401	$31,081

Earnings per common share:
Basic	$1.86	$1.19	$1.39
Diluted	$1.84	$1.19	$1.39

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,772,475	22,179,747	22,358,858
Plus: Dilutive securities	169,995	85,601	26,896
Weighted average common shares used in diluted per common share calculations	21,942,470	22,265,348	22,385,754

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands)

	2020
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$40,389	$(955)	$41,344
Other comprehensive income, before income taxes:
Holding gains on investments	10,051	116	10,167
Reclassification adjustment for net realized capital gain included in net income	(902)	(1)	(903)
Other comprehensive income, before income taxes	9,149	115	9,264
Income tax expense related to items of other comprehensive income	(1,921)	(24)	(1,945)
Other comprehensive income, net of income taxes	7,228	91	7,319
Comprehensive income	$47,617	$(1,046)	$48,663

	2019
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$26,401	$99	$26,500
Other comprehensive income, before income taxes:
Holding gains on investments	9,583	177	9,760
Reclassification adjustment for net realized capital gain included in net income	(191)	(3)	(194)
Other comprehensive income, before income taxes	9,392	174	9,566
Income tax expense related to items of other comprehensive income	(1,972)	(37)	(2,009)
Other comprehensive income, net of income taxes	7,420	137	7,557
Comprehensive income	$33,821	$236	$34,057

	2018
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$31,081	$163	$31,244
Other comprehensive loss, before income taxes:
Holding losses on investments	(8,206)	(99)	(8,305)
Reclassification adjustment for net realized capital gain included in net income	(3,974)	—	(3,974)
Other comprehensive loss, before income taxes	(12,180)	(99)	(12,279)
Income tax benefit related to items of other comprehensive income	2,558	21	2,579
Other comprehensive loss, net of income taxes	(9,622)	(78)	(9,700)
Comprehensive income	$21,459	$85	$21,544

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2018	$230	$93,496	$(2,517)	$152,865	$15,998	$(8,037)	$3,178	$255,573

Net income	—	—	—	31,081	—	—	163	31,244
Other comprehensive loss, net of income taxes	—	—	—	—	(9,622)	—	(78)	(9,700)
Share-based compensation	—	1,232	—	—	—	—	—	1,232
Purchase of treasury stock	—	—	—	—	—	(2,996)	—	(2,996)
Issuance of vested award shares	—	(399)	—	—	—	399	—	—
Distribution of employee stock ownership plan shares	—	157	243	—	—	—	—	400
Balance, December 31, 2018	230	94,486	(1,914)	183,946	6,376	(10,634)	3,263	275,753

Cumulative effect of change in accounting for equity securities	—	—	—	8,184	(8,184)	—	—	—
Net income	—	—	—	26,401	—	—	99	26,500
Other comprehensive income, net of income taxes	—	—	—	—	7,420	—	137	7,557
Share-based compensation	—	1,613	—	—	—	—	—	1,613
Purchase of treasury stock	—	—	—	—	—	(2,006)	—	(2,006)
Issuance of vested award shares	—	(300)	—	(51)	—	332	—	(19)
Distribution of employee stock ownership plan shares	—	162	243	—	—	—	—	405
Balance, December 31, 2019	230	95,961	(1,671)	218,480	5,612	(12,308)	3,499	309,803

Net income (loss)	—	—	—	40,389	—	—	955	41,344
Other comprehensive income, net of income taxes	—	—	—	—	7,228	—	91	7,319
Share-based compensation	—	2,297	—	—	—	—	—	2,297
Purchase of treasury stock	—	—	—	—	—	(12,234)	—	(12,234)
Issuance of vested award shares	—	(477)	—	(128)	—	574		(31)
Distribution of employee stock ownership plan shares	—	130	244	—	—	—	—	374
Balance, December 31, 2020	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(dollar amounts in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$41,344	$26,500	$31,244
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on acquisition of Direct Auto Insurance Company	—	—	(4,578)
Net capital gain on investments	(13,624)	(14,783)	(3,974)
Deferred income tax expense (benefit)	638	1,871	(692)
Depreciation of property and equipment	709	538	492
Amortization of intangibles	5,224	1,711	3,507
Distribution of employee stock ownership plan shares	373	405	400
Share-based incentive compensation	2,297	1,613	1,232
Amortization of deferred policy acquisition costs	51,472	46,188	31,856
Deferral of policy acquisition costs	(60,041)	(48,721)	(35,863)
Net amortization of premiums and discounts on investments	1,460	1,146	1,149
Loss (gain) on sale of property and equipment	6	37	(11)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(3,325)	(2,404)	(2,806)
Reinsurance premiums payable	(828)	170	(428)
Reinsurance recoverables on losses	(3,902)	(1,813)	1,896
Accrued investment income	17	(191)	161
Receivable from Federal Crop Insurance Corporation	7,584	1,939	(5,668)
Income tax recoverable / payable	(753)	889	(1,721)
Other assets	186	(109)	(1,477)
Unpaid losses and loss adjustment expenses	3,932	6,129	264
Unearned premiums	13,476	4,509	5,550
Accrued expenses and other liabilities	4,765	41	422
Net cash flows from operating activities	51,010	25,665	20,955

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	87,874	59,649	61,465
Proceeds from sales of equity securities	27,718	20,174	23,409
Purchases of fixed income securities	(91,559)	(92,012)	(73,871)
Purchases of equity securities	(22,312)	(17,042)	(13,557)
Purchases of property and equipment	(543)	(1,290)	(1,552)
Acquisition of Direct Auto Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	—	—	27,485
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	(703)	—	—
Other	(275)	63	18
Net cash flows from investing activities	(200)	(30,458)	23,397

Cash flows from financing activities:
Purchases of treasury stock	(12,234)	(2,006)	(2,996)
Issuance of restricted stock awards	(31)	(19)	—
Net cash flows from financing activities	(12,265)	(2,025)	(2,996)

Net (decrease) increase in cash and cash equivalents	38,945	(6,818)	41,356

Cash and cash equivalents at beginning of period	62,132	68,950	27,594

Cash and cash equivalents at end of period	$101,077	$62,132	$68,950

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$18,787	$—	$—

Income taxes paid	$11,586	$4,000	$10,300

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(dollar amounts in thousands)

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

•

Westminster American Insurance Company (Westminster).

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

Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Battle Creek is controlled by Nodak Insurance via a surplus note. The terms of the surplus note allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska.

Direct Auto, a wholly-owned subsidiary of NI Holdings, is a property and casualty company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018 via a stock purchase agreement. The financial results of Direct Auto have been included in the Consolidated Financial Statements herein since August 31, 2018. See Note 4.

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

2.Basis of Consolidation

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

We control Battle Creek via a surplus note which provides us with ability to appoint two-thirds of the Board of Directors of Battle Creek. Under the quota share reinsurance agreement that existed through December 31, 2019, Battle Creek’s operating results included only net investment income, bad debt expense, and income taxes. Effective January 1, 2020, the Company implemented an intercompany pooling reinsurance agreement, and Battle Creek’s operating results now include their participation in the underwriting results of the pool (2% during 2020). See Note 13. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value. Unrealized gains and losses on fixed income securities, and on equity securities prior to January 1, 2019, net of income taxes, are reported in accumulated other comprehensive income. Effective January 1, 2019, in accordance with a change in accounting principle, changes in unrealized gains and losses on equity securities began to be reported as a component of net capital gain on investments in our operating results.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $2,924 at December 31, 2020 and $1,914 at December 31, 2019.

Reclassifications of Segment Information:

Effective in the first quarter of 2020, the Company’s results began to be reported in our Consolidated Financial Statements in the following five primary operating segments – private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth “all other” segment captures all other insurance business, including our assumed reinsurance lines of business.

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

The period of risk for our crop insurance program, which comprise primarily spring-planted crops, typically runs from April 1 (the approximate time when farmers can begin to work their fields) through December 15 (last date claims can be made for the most recent planting season). The crop insurance program provides indemnification for acreage that cannot be planted because of flood, drought, or other natural disaster (known as “prevented planting”). In cases where a valid prevented planting claim is made by an insured, the Company assumes that the risk period has ended as there will be no additional coverage under the policy, and the Company will immediately recognize the remaining unearned premium.

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

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of December 31, 2020 and 2019.

We account for deferred income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs, and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. We also record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense from continuing operations.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the years ended December 31, 2020, 2019, or 2018.

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

4.Acquisitions

Direct Auto Insurance Company:

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

Direct Auto remains headquartered in Chicago, Illinois and continues to be led by its president (who was also one of the principal shareholders) and other key management in place at the time of the acquisition. The results of Direct Auto are included as part of the Company’s non-standard auto business segment following the closing date.

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

During the year ended December 31, 2018, the acquired Direct Auto business contributed revenues of $14,178, and net income of $2,979, to the Company. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018:

Pro Forma Year Ended December 31,
2018
Revenues	$237,346

Net income attributable to NI Holdings, Inc.	27,166

Basic earnings per common share attributable to NI Holdings, Inc.	1.21

The Company did not reflect any material, nonrecurring pro forma adjustments directly attributable to the business combination to the above pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Direct Auto’s operations to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangibles had been applied from January 1, 2018, with the related income tax effects.

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

The Company paid $17,000 in cash consideration to the private shareholders of Direct Auto. The acquisition of Direct Auto did not include any contingent consideration. The following table summarizes the consideration transferred to acquire Direct Auto and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration:
Total cash consideration transferred	$17,000

Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$44,485
Fixed income securities	11,414
Equity securities	14,634
Premiums and agents' balances receivable	5,849
Accrued investment income	63
Property and equipment	31
Favorable lease contract (included in goodwill and other intangibles)	20
License (included in goodwill and other intangibles)	100
Trade name (included in goodwill and other intangibles)	248
Value of business acquired (included in goodwill and other intangibles)	5,134
Other assets	107
Unpaid losses and loss adjustment expenses	(40,967)
Unearned premiums	(15,955)
Federal income tax payable	(1,486)
Deferred income taxes, net	(1,442)
Accrued expenses and other liabilities	(657)
Total identifiable net assets	$21,578

Gain on bargain purchase	$4,578

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

Westminster American Insurance Company:

On January 1, 2020, the Company completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of the Company. Westminster is a property and casualty insurance company specializing in multi-peril commercial insurance in nine states and the District of Columbia.

Westminster remains headquartered in Owings Mills, Maryland, and continues to be led by its president and other key management in place at the time of the acquisition. The results of Westminster are included as part of the Company’s commercial business segment following the closing date.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

Pro Forma Year Ended December 31,
2019
Revenues	$292,858

Net income attributable to NI Holdings, Inc.	24,394

Basic earnings per common share attributable to NI Holdings, Inc.	1.10

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

The Company incurred acquisition-related costs of $828 during the year ended December 31, 2020, and $83 during the year ended December 31, 2019. These expenses were reclassified to occur in first quarter 2019 in the pro forma amounts presented above.

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

Fair Value of Consideration:
Cash consideration transferred	$20,000
Present value of future cash consideration	18,787
Total cash consideration	$38,787

Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Identifiable net assets:
Cash and cash equivalents	$19,297
Fixed income securities	12,073
Equity securities	2,705
Other investments	735
Premiums and agents' balances receivable	8,507
Reinsurance recoverables on losses	763
Accrued investment income	70
Property and equipment	2,376
Federal income tax recoverable	138
State insurance licenses (included in goodwill and other intangibles)	1,800
Distribution network (included in goodwill and other intangibles)	6,700
Trade name (included in goodwill and other intangibles)	500
Value of business acquired (included in goodwill and other intangibles)	4,750
Other assets	76
Unpaid losses and loss adjustment expenses	(8,568)
Unearned premiums	(16,611)
Deferred income taxes, net	(1,583)
Reinsurance premiums payable	(565)
Accrued expenses and other liabilities	(1,132)
Total identifiable net assets	$32,031

Goodwill	$6,756

The fair value of the assets acquired includes premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which are anticipated to be uncollectible. The Company did not acquire any other material class of receivable as a result of the acquisition of Westminster.

We have completed our final analysis of the assets and liabilities acquired and assigned fair values to the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets of $6,700, $1,800, $500, and $4,750, respectively. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years. The goodwill is not deductible for income tax purposes.

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

In January 2020, the Company adopted amended guidance from the FASB that shortened the amortization period of premiums on certain fixed income securities held at a premium to the earliest call date rather than through the maturity date of the callable security. The adoption of this guidance did not materially impact the Company’s financial position, results of operations, or cash flows.

In March 2020, the Company adopted modified disclosure requirements from the FASB relating to the fair value of assets and liabilities. The modifications primarily related to Level 3 fair value measurements. The Company does not currently carry any Level 3 assets or liabilities. As a result, there was no impact to the Company’s financial statement disclosures.

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance, which replaces the current lease guidance, is effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liabilities on its consolidated balance sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that will require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance is effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

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

6.Investments

The amortized cost and estimated fair value of fixed income securities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$1,055	$(6)	$14,383
Obligations of states and political subdivisions	61,001	3,278	(35)	64,244
Corporate securities	119,826	8,755	(147)	128,434
Residential mortgage-backed securities	35,017	1,478	(1)	36,494
Commercial mortgage-backed securities	23,976	1,700	(21)	25,655
Asset-backed securities	50,751	535	(86)	51,200
Total fixed income securities	$303,905	$16,801	$(296)	$320,410

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$17,078	$472	$(4)	$17,546
Obligations of states and political subdivisions	55,232	1,511	(91)	56,652
Corporate securities	109,457	3,772	(16)	113,213
Residential mortgage-backed securities	50,458	1,050	(22)	51,486
Commercial mortgage-backed securities	26,450	658	(51)	27,057
Asset-backed securities	30,029	132	(170)	29,991
Total fixed income securities	$288,704	$7,595	$(354)	$295,945

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	December 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,722	$17,933
After one year through five years	86,709	91,457
After five years through ten years	59,408	64,987
After ten years	30,322	32,684
Mortgage / asset-backed securities	109,744	113,349
Total fixed income securities	$303,905	$320,410

	December 31, 2019
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,567	$19,663
After one year through five years	84,937	87,134
After five years through ten years	55,927	58,466
After ten years	21,336	22,148
Mortgage / asset-backed securities	106,937	108,534
Total fixed income securities	$288,704	$295,945

Fixed income securities with a fair value of $6,093 at December 31, 2020 and $5,585 at December 31, 2019 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities and equity securities were as follows:

	December 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$931	$(6)	$—	$—	$931	$(6)
Obligations of states and political subdivisions	1,806	(35)	—	—	1,806	(35)
Corporate securities	3,215	(97)	734	(50)	3,949	(147)
Residential mortgage-backed securities	68	(1)	—	—	68	(1)
Commercial mortgage-backed securities	1,103	(21)	—	—	1,103	(21)
Asset-backed securities	5,785	(31)	4,188	(55)	9,973	(86)
Total fixed income securities	$12,908	$(191)	$4,922	$(105)	$17,830	$(296)

	December 31, 2019
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$494	$(4)	$—	$—	$494	$(4)
Obligations of states and political subdivisions	8,018	(91)	—	—	8,018	(91)
Corporate securities	2,066	(15)	650	(1)	2,716	(16)
Residential mortgage-backed securities	2,911	(9)	2,583	(13)	5,494	(22)
Commercial mortgage-backed securities	4,841	(35)	653	(16)	5,494	(51)
Asset-backed securities	8,511	(96)	7,686	(74)	16,197	(170)
Total fixed income securities	$26,841	$(250)	$11,572	$(104)	$38,413	$(354)

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

The Company did not record any OTTI in 2020 or 2019. The Company recorded OTTI of $382 in the year ended December 31, 2018.

As of December 31, 2020, we held 67 fixed income securities with unrealized losses. As of December 31, 2019, we held 88 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities that had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Fixed income securities	$8,682	$8,394	$6,975
Equity securities	1,220	996	934
Real estate	587	365	364
Cash and cash equivalents	30	71	111
Total gross investment income	10,519	9,826	8,384
Investment expenses	3,248	2,393	2,204
Net investment income	$7,271	$7,433	$6,180

Net realized capital gain on investments consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Gross realized gains:
Fixed income securities	$1,035	$341	$72
Equity securities	8,705	4,311	5,890
Total gross realized gains	9,740	4,652	5,962

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(132)	(147)	(426)
Equity securities	(1,837)	(1,259)	(1,180)
Total gross realized losses, excluding other-than-temporary impairment losses	(1,969)	(1,406)	(1,606)

Other-than-temporary impairment losses	—	—	(382)
Net realized gain on investments	7,771	3,246	3,974

Change in net unrealized gain on equity securities	5,853	11,537	—
Net capital gain on investments	$13,624	$14,783	$3,974

7.Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at December 31, 2020 and 2019 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at December 31, 2020 or 2019.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,383	$—	$14,383	$—
Obligations of states and political subdivisions	64,244	—	64,244	—
Corporate securities	128,434	—	128,434	—
Residential mortgage-backed securities	36,494	—	36,494	—
Commercial mortgage-backed securities	25,655	—	25,655	—
Asset-backed securities	51,200	—	51,200	—
Total fixed income securities	320,410	—	320,410	—

Equity securities:
Basic materials	1,285	1,285	—	—
Communications	7,455	7,455	—	—
Consumer, cyclical	9,929	9,929	—	—
Consumer, non-cyclical	14,633	14,633	—	—
Energy	1,499	1,499	—	—
Financial	6,235	6,235	—	—
Industrial	12,733	12,733	—	—
Technology	16,145	16,145	—	—
Utility	38	38	—	—
Total equity securities	69,952	69,952	—	—

Cash and cash equivalents	101,077	65,354	35,723	—
Total assets at fair value	$491,439	$135,306	$356,133	$—

	December 31, 2019
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$17,546	$—	$17,546	$—
Obligations of states and political subdivisions	56,652	—	56,652	—
Corporate securities	113,213	—	113,213	—
Residential mortgage-backed securities	51,486	—	51,486	—
Commercial mortgage-backed securities	27,057	—	27,057	—
Asset-backed securities	29,991	—	29,991	—
Total fixed income securities	295,945	—	295,945	—

Equity securities:
Basic materials	1,210	1,210	—	—
Communications	6,996	6,996	—	—
Consumer, cyclical	9,612	9,612	—	—
Consumer, non-cyclical	12,567	12,567	—	—
Energy	2,456	2,456	—	—
Financial	5,929	5,929	—	—
Industrial	9,299	9,299	—	—
Technology	11,863	11,863	—	—
Total equity securities	59,932	59,932	—	—

Cash and cash equivalents	62,132	43,707	18,425	—
Total assets at fair value	$418,009	$103,639	$314,370	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2020 or 2019.

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

As a group, during the year ended December 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk. As a group, during the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. During the year ended December 31, 2018, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $74,600 in excess of its $10,000 retained risk. For 2021, the catastrophe retention amount remains at $10,000 while the overall catastrophic reinsurance program limit increased to $117,000 in excess of the $10,000 retention.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with A.M. Best ratings of “A” or higher.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	2020		2019		2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$314,187	$301,061	$262,145	$257,661	$225,223	$219,600
Assumed premium	6,590	6,459	5,921	5,897	6,441	6,514
Ceded premium	(23,633)	(23,859)	(17,120)	(17,120)	(30,394)	(30,394)
Net premiums	$297,144	$283,661	$250,946	$246,438	$201,270	$195,720

Percentage of assumed premium earned to direct premium earned		2.1%		2.3%		3.0%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	2020	2019	2018
Direct losses and loss adjustment expenses	$185,370	$173,943	$119,894
Assumed losses and loss adjustment expenses	3,308	4,032	3,399
Ceded losses and loss adjustment expenses	(20,205)	(8,265)	(4,205)
Net losses and loss adjustment expenses	$168,473	$169,710	$119,088

If 100% of our ceded reinsurance was cancelled as of December 31, 2020, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$15,399	$12,866	$8,859
Deferral of policy acquisition costs	60,041	48,721	35,863
Amortization of deferred policy acquisition costs	(51,472)	(46,188)	(31,856)
Balance, end of year	$23,968	$15,399	$12,866
10.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year:
Liability for unpaid losses and loss adjustment expenses	$93,250	$87,121	$45,890
Reinsurance recoverables on losses	4,045	2,232	4,128
Net balance at beginning of year	89,205	84,889	41,762

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	—	17,795
Prior years	8,568	—	23,172
Total acquired	8,568	—	40,967

Incurred related to:
Current year	165,181	176,219	119,677
Prior years	3,292	(6,509)	(589)
Total incurred	168,473	169,710	119,088

Paid related to:
Current year	116,755	125,940	92,175
Prior years	52,451	39,454	24,753
Total paid	169,206	165,394	116,928

Balance at end of year:
Liability for unpaid losses and loss adjustment expenses	105,750	93,250	87,121
Reinsurance recoverables on losses	8,710	4,045	2,232
Net balance at end of year	$97,040	$89,205	$84,889

During the year ended December 31, 2020, the Company’s reported losses and LAE included $3,292 of net unfavorable development on prior accident years, compared to $6,509 of net favorable development on prior accident years during the year ended December 31, 2019. Increases and decreases are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly. The net unfavorable development reported for the year ended December 31, 2020 was primarily attributable to our 2019 multi-peril crop business.

The following tables present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling agreement.

The tables include unaudited information about incurred and paid claims development (a) for the years ended December 31, 2011 through 2015 for the Private Passenger Auto, Primero Non-Standard Auto, Home and Farm, and Crop segments, (b) through 2017 for the Direct Auto Non-Standard Auto information, and (c) through 2019 for the Westminster Commercial information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$25,552	$24,126	$25,220	$24,409	$24,209	$23,967	$23,814	$23,826	$23,852	$23,785	—	11,485
2012	—	26,962	24,787	24,323	24,098	24,133	23,298	23,621	23,651	22,523	3	9,726
2013	—	—	29,079	27,840	27,363	27,334	26,014	26,138	26,105	26,077	36	10,825
2014	—	—	—	32,548	31,349	30,427	29,099	29,144	29,298	29,479	115	11,744
2015	—	—	—	—	32,438	31,532	30,461	30,503	30,679	30,455	230	11,687
2016	—	—	—	—	—	40,227	39,260	39,057	39,314	38,535	298	14,317
2017	—	—	—	—	—	—	40,779	40,199	40,120	40,427	287	13,740
2018	—	—	—	—	—	—	—	44,925	43,428	43,641	591	14,651
2019	—	—	—	—	—	—	—	—	53,769	53,328	1,279	16,451
2020	—	—	—	—	—	—	—	—	—	46,247	2,477	12,624
									Total	$354,497

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020
2011	$19,116	$22,161	$22,325	$23,024	$23,339	$23,583	$23,732	$23,747	$23,852	$23,785
2012	—	18,681	21,434	21,888	22,640	22,726	23,073	23,271	23,324	22,490
2013	—	—	20,077	23,576	24,765	24,918	25,718	25,843	26,035	26,019
2014	—	—	—	22,744	25,727	27,076	27,443	28,281	28,765	29,239
2015	—	—	—	—	23,401	27,171	28,933	29,598	29,795	30,120
2016	—	—	—	—	—	29,009	35,845	37,307	38,108	37,833
2017	—	—	—	—	—	—	31,033	37,050	38,331	39,738
2018	—	—	—	—	—	—	—	34,358	40,213	41,479
2019	—	—	—	—	—	—	—	—	42,414	48,414
2020	—	—	—	—	—	—	—	—	—	35,495
									Total	$334,612
		All outstanding liabilities prior to 2011, net of reinsurance								14
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$19,899

(1) Prior years unaudited

Non-Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$8,129	$8,173	$8,178	$8,191	$8,168	$8,168	$8,168	$8,178	$8,178	$8,178	—	1,939
2012	—	8,749	8,491	8,369	8,361	8,302	8,312	8,324	8,324	8,323	—	2,048
2013	—	—	11,063	10,823	10,800	10,804	10,843	10,833	10,828	10,844	—	2,617
2014	—	—	—	7,297	7,619	7,591	7,577	7,612	7,625	7,606	—	1,838
2015	—	—	—	—	9,727	9,806	9,655	9,691	9,641	9,622	—	1,793
2016	—	—	—	—	—	9,967	10,048	10,054	10,033	10,008	9	1,740
2017	—	—	—	—	—	—	8,722	8,654	8,556	8,541	18	1,460
2018	—	—	—	—	—	—	—	10,445	11,804	11,763	40	1,791
2019	—	—	—	—	—	—	—	—	12,264	11,391	163	1,490
2020	—	—	—	—	—	—	—	—	—	9,018	992	899
									Total	$95,294

(1) Prior years unaudited

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020
2011	$4,457	$7,445	$7,984	$8,146	$8,168	$8,168	$8,168	$8,178	$8,178	8,178
2012	—	4,377	7,522	7,983	8,276	8,302	8,312	8,324	8,324	8,323
2013	—	—	6,320	9,675	10,508	10,717	10,805	10,815	10,818	10,844
2014	—	—	—	3,733	6,707	7,423	7,521	7,579	7,605	7,606
2015	—	—	—	—	5,335	8,685	9,479	9,557	9,620	9,622
2016	—	—	—	—	—	5,409	8,882	9,790	9,912	9,974
2017	—	—	—	—	—	—	4,348	7,660	8,204	8,460
2018	—	—	—	—	—	—	—	5,492	10,536	11,616
2019	—	—	—	—	—	—	—	—	6,309	10,007
2020	—	—	—	—	—	—	—	—	—	4,111
									Total	$88,741
		All outstanding liabilities prior to 2011, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$6,553

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$5,296	$3,313	$3,134	$2,937	$2,902	$2,854	$2,874	$3,003	$2,983	$2,984	13	2,910
2012	—	7,164	4,159	3,927	3,916	4,215	4,643	4,909	4,930	5,009	27	3,357
2013	—	—	10,596	6,020	5,869	5,261	5,278	5,160	5,049	5,131	18	3,372
2014	—	—	—	14,010	9,068	6,224	8,381	6,745	6,476	6,672	54	4,788
2015	—	—	—	—	17,917	14,498	13,043	10,538	10,704	10,945	(219)	9,083
2016	—	—	—	—	—	20,547	14,660	13,552	13,956	12,876	(282)	11,159
2017	—	—	—	—	—	—	23,376	18,621	15,858	14,648	(2,938)	11,671
2018	—	—	—	—	—	—	—	25,791	22,662	21,980	(501)	15,523
2019	—	—	—	—	—	—	—	—	24,932	25,473	(1,678)	10,610
2020	—	—	—	—	—	—	—	—	—	24,036	(3,092)	12,902
									Total	$129,754

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020
2011	$1,290	$1,890	$2,342	$2,590	$2,761	$2,830	$2,851	$2,925	$2,937	$2,939
2012	—	1,696	2,421	3,041	3,587	4,081	4,503	4,671	4,730	4,915
2013	—	—	1,944	3,123	3,796	4,291	4,602	4,808	4,890	4,960
2014	—	—	—	2,201	3,573	4,452	5,369	5,781	6,151	6,327
2015	—	—	—	—	2,967	5,202	7,057	8,327	9,560	10,057
2016	—	—	—	—	—	3,526	6,272	8,559	10,603	11,058
2017	—	—	—	—	—	—	4,385	6,981	10,034	11,366
2018	—	—	—	—	—	—	—	6,034	12,285	15,204
2019	—	—	—	—	—	—	—	—	10,203	16,214
2020	—	—	—	—	—	—	—	—	—	9,964
									Total	$93,004
		All outstanding liabilities prior to 2011, net of reinsurance								33
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$36,783

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$31,948	$32,104	$32,113	$31,771	$31,684	$31,388	$31,306	$31,313	$31,312	$31,325	—	5,946
2012	—	25,179	24,439	24,320	24,091	24,081	24,079	24,088	24,086	24,324	—	3,631
2013	—	—	29,976	29,217	28,531	28,315	28,286	28,315	27,593	27,588	—	4,189
2014	—	—	—	36,663	36,001	35,770	35,589	35,684	35,534	35,497	12	5,241
2015	—	—	—	—	32,789	31,818	31,297	31,577	31,446	31,612	15	3,923
2016	—	—	—	—	—	45,825	44,510	44,945	44,602	44,728	91	6,346
2017	—	—	—	—	—	—	42,110	41,593	41,886	41,779	204	4,932
2018	—	—	—	—	—	—	—	42,515	43,846	43,747	323	4,561
2019	—	—	—	—	—	—	—	—	45,438	45,828	911	5,426
2020	—	—	—	—	—	—	—	—	—	36,264	2,416	3,721
									Total	$362,692

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020
2011	$29,399	$33,019	$31,126	$31,460	$31,702	$31,277	$31,304	$31,313	$31,312	$31,325
2012	—	21,761	23,863	24,029	24,168	24,075	24,076	24,087	24,086	24,324
2013	—	—	23,354	26,934	27,183	27,221	27,456	27,495	27,560	27,583
2014	—	—	—	32,207	35,199	35,219	35,371	35,481	35,482	35,485
2015	—	—	—	—	27,204	30,164	30,350	30,573	31,383	31,597
2016	—	—	—	—	—	37,656	44,942	44,270	44,530	44,583
2017	—	—	—	—	—	—	34,657	38,928	40,442	40,941
2018	—	—	—	—	—	—	—	37,881	42,814	43,178
2019	—	—	—	—	—	—	—	—	38,709	43,253
2020	—	—	—	—	—	—	—	—	—	29,274
									Total	$351,543
		All outstanding liabilities prior to 2011, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$11,149

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$55,094	$54,953	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$—	3,211
2012	—	13,546	13,676	13,673	13,673	13,673	13,673	13,673	13,673	13,673	—	2,137
2013	—	—	40,976	39,665	39,665	39,665	39,665	39,665	39,665	39,665	—	2,097
2014	—	—	—	22,686	20,333	20,333	20,333	20,333	20,333	20,333	—	2,268
2015	—	—	—	—	13,813	13,849	13,849	13,849	13,849	13,849	—	2,427
2016	—	—	—	—	—	20,209	19,582	19,487	19,487	19,487	—	2,806
2017	—	—	—	—	—	—	33,733	34,181	34,181	34,181	—	2,968
2018	—	—	—	—	—	—	—	12,506	11,730	11,730	—	2,147
2019	—	—	—	—	—	—	—	—	33,913	37,629	—	3,101
2020	—	—	—	—	—	—	—	—	—	28,688	22	2,339
									Total	$278,886

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020
2011	$57,741	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651	$59,651
2012	—	13,078	13,673	13,673	13,673	13,673	13,673	13,673	13,673	13,673
2013	—	—	35,511	39,665	39,665	39,665	39,665	39,665	39,665	39,665
2014	—	—	—	17,788	20,333	20,333	20,333	20,333	20,333	20,333
2015	—	—	—	—	12,866	13,849	13,849	13,849	13,849	13,849
2016	—	—	—	—	—	16,444	19,487	19,487	19,487	19,487
2017	—	—	—	—	—	—	32,767	34,181	34,181	34,181
2018	—	—	—	—	—	—	—	10,764	11,730	11,730
2019	—	—	—	—	—	—	—	—	26,332	37,629
2020	—	—	—	—	—	—	—	—	—	28,038
									Total	$278,236
		All outstanding liabilities prior to 2010, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$650

(1) Prior years unaudited

Commercial (Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$1,911	$1,740	$1,758	$1,828	$1,827	$1,821	$1,821	$1,821	$1,821	$1,848	—	137
2012	—	2,795	2,492	2,539	2,583	2,666	2,680	2,680	2,680	2,680	—	133
2013	—	—	2,214	1,982	2,000	1,935	2,058	2,053	2,037	2,036	—	138
2014	—	—	—	4,385	4,274	4,286	4,428	4,450	4,443	4,445	10	272
2015	—	—	—	—	3,082	3,258	4,019	4,218	4,293	4,238	2	278
2016	—	—	—	—	—	4,661	5,719	6,200	6,091	6,248	36	264
2017	—	—	—	—	—	—	5,552	6,249	6,838	7,347	251	320
2018	—	—	—	—	—	—	—	10,358	11,177	12,414	628	476
2019	—	—	—	—	—	—	—	—	11,658	13,051	1,269	399
2020	—	—	—	—	—	—	—	—	—	14,774	3,043	390
									Total	$69,081

(1) Prior years unaudited

Commercial (Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020
2011	$1,496	$1,718	$1,745	$1,758	$1,781	$1,821	$1,821	$1,821	$1,821	$1,848
2012	—	1,634	2,364	2,442	2,537	2,591	2,680	2,680	2,680	2,680
2013	—	—	1,494	1,727	1,829	1,889	1,949	2,035	2,036	2,036
2014	—	—	—	3,330	3,921	4,151	4,269	4,395	4,403	4,410
2015	—	—	—	—	2,126	2,794	3,332	3,950	4,206	4,231
2016	—	—	—	—	—	3,172	5,289	5,630	5,693	6,112
2017	—	—	—	—	—	—	3,573	4,927	5,865	6,576
2018	—	—	—	—	—	—	—	6,494	9,472	10,591
2019	—	—	—	—	—	—	—	—	6,294	9,925
2020	—	—	—	—	—	—	—	—	—	8,146
									Total	$56,555
		All outstanding liabilities prior to 2011, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$12,526

(1) Prior years unaudited

Commercial (non-Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2020
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2011	$1,937	$1,444	$1,414	$1,407	$1,429	$1,450	$1,433	$1,433	$1,433	$1,433	$—	220
2012	—	1,600	1,125	1,001	988	985	970	969	969	970	—	142
2013	—	—	2,690	2,637	2,566	2,548	2,508	2,511	2,511	2,511	—	227
2014	—	—	—	2,180	1,732	1,694	1,675	1,650	1,650	1,650	—	163
2015	—	—	—	—	1,695	1,643	1,637	1,582	1,580	1,580	—	135
2016	—	—	—	—	—	2,683	2,526	2,515	2,516	2,512	—	288
2017	—	—	—	—	—	—	2,530	2,513	2,510	2,497	—	167
2018	—	—	—	—	—	—	—	1,652	1,576	1,609	109	147
2019	—	—	—	—	—	—	—	—	2,607	2,782	15	187
2020	—	—	—	—	—	—	—	—	—	2,293	250	116
									Total	$19,837

(1) Prior years unaudited

Commercial (non-Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020
2011	$1,054	$1,357	$1,322	$1,374	$1,393	$1,428	$1,433	$1,433	$1,433	$1,433
2012	—	776	932	985	969	969	970	969	969	970
2013	—	—	2,520	2,751	2,530	2,504	2,508	2,511	2,511	2,511
2014	—	—	—	1,782	1,925	1,563	1,640	1,650	1,650	1,650
2015	—	—	—	—	1,274	1,796	1,818	1,580	1,580	1,580
2016	—	—	—	—	—	1,822	2,806	2,498	2,512	2,512
2017	—	—	—	—	—	—	1,530	2,465	2,497	2,497
2018	—	—	—	—	—	—	—	1,049	1,213	1,240
2019	—	—	—	—	—	—	—	—	1,917	2,712
2020	—	—	—	—	—	—	—	—	—	1,543
									Total	$18,648
		All outstanding liabilities prior to 2011, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$1,189

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2020
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$20,311
Non-standard auto (Primero)	6,553
Non-standard auto (Direct Auto)	36,783
Home and farm	11,737
Crop	771
Commercial (Westminster)	17,900
Commercial (non-Westminster)	1,189
All other	10,506
Total liabilities for unpaid losses and loss adjustment expenses	105,750

Reinsurance recoverables on losses:
Private passenger auto	412
Non-standard auto (Primero)	—
Non-standard auto (Direct Auto)	—
Home and farm	588
Crop	121
Commercial (Westminster)	5,374
Commercial (non-Westminster)	—
All other	2,215
Total reinsurance recoverables on losses	8,710

Net liability for unpaid losses and loss adjustment expenses	$97,040

The following table presents required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	50.0%	19.2%	12.3%	6.7%	4.9%	3.3%	1.7%	1.4%	0.5%	—
Non-Standard Auto (Primero)	78.4%	16.3%	3.9%	1.0%	0.2%	0.1%	0.1%	—	—	—
Non-Standard Auto (Direct Auto)	34.5%	23.6%	16.2%	10.2%	6.4%	3.6%	2.4%	1.5%	0.8%	0.8%
Home and Farm	52.6%	8.2%	9.5%	5.1%	1.7%	1.9%	7.2%	5.8%	8.0%	—
Crop	100.0%	—	—	—	—	—	—	—	—	—
Commercial (Westminster)	57.5%	23.1%	6.5%	9.4%	3.5%	—	—	—	—	—
Commercial (non-Westminster)	68.2%	13.2%	6.6%	4.0%	1.2%	1.5%	1.4%	0.9%	0.9%	2.2%

11.Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019	Estimated Useful Life
Cost:
Real estate	$15,313	$12,733	10 - 31 years
Electronic data processing equipment	1,271	1,271	5-7 years
Furniture and fixtures	2,867	2,796	5-7 years
Automobiles	1,275	1,130	2-3 years
Gross cost	20,726	17,930

Accumulated depreciation	(10,827)	(10,236)
Total property and equipment, net	$9,899	$7,694

Depreciation expense was $709, $538, and $492 during the years ended December 31, 2020, 2019 and 2018, respectively.

12.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	December 31,
	2020	2019
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	—
Total	$9,384	$2,628

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$166	$582
Distribution network	6,700	372	6,328
Total subject to amortization	7,448	538	6,910

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$538	$8,810

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$66	$182
Other	20	18	2
Total subject to amortization	268	84	184

Not subject to amortization – state insurance license	100	-	100
Total	$368	$84	$284

Amortization expense was $5,224, $1,711, and $3,507 during the years ended December 31, 2020, 2019 and 2018, respectively. The VOBA intangible asset of $4,750 acquired in the Westminster transaction was fully amortized during 2020.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year ending December 31,	Amount
2021	$472
2022	472
2023	455
2024	422
2025	422
Thereafter	4,667
Total other intangible assets with finite lives	$6,910

13.Related Party Transactions

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. This agreement was finalized, approved, and implemented during the fourth quarter of 2020, retroactive to the January 1 effective date. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by A.M. Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category.

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings.

For the year ended December 31, 2020, the pooling share percentages by insurance company subsidiary were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,370, $1,352, and $1,315 during the years ended December 31, 2020, 2019, and 2018 respectively. Royalty amounts payable of $113 and $115 were accrued as a liability to the NDFB at December 31, 2020 and 2019, respectively.

During 2020, Nodak Insurance paid $1,129 of membership dues on behalf of its NDFB members in North Dakota in response to the COVID-19 pandemic.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2021 without the prior approval of the North Dakota Insurance Department is $21,628 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2019 or 2018.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the policyholders’ surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2020, 2019 or 2018.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the year ended December 31, 2020.

Battle Creek Mutual Insurance Company

The following tables illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$6,055	$—
Investments	5,543	4,661
Premiums and agents’ balances receivable	4,738	4,801
Deferred policy acquisition costs	479	—
Pooling receivable (1)	920	—
Reinsurance recoverables on losses (2)	5,646	26,330
Accrued investment income	27	33
Deferred income tax asset, net	101	343
Property and equipment	337	348
Other assets	49	45
Total assets	$23,895	$36,561

Liabilities:
Unpaid losses and loss adjustment expenses	$2,445	$10,622
Unearned premiums	2,381	15,708
Notes payable (1)	3,000	3,000
Reinsurance losses payable (2)	11,221	1,706
Accrued expenses and other liabilities	303	2,026
Total liabilities	19,350	33,026

Equity:
Non-controlling interest	4,545	3,499
Total equity	4,545	3,499

Total liabilities and equity	$23,895	$36,561

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net premiums earned	$5,673	$—	$—
Fee and other income	(23)	(9)	12
Net investment income	(3)	139	147
Net capital gain on investments	1	3	-
Total revenues	5,648	133	159

Expenses:
Losses and loss adjustment expenses	3,369	—	—
Amortization of deferred policy acquisition costs	1,029	—	—
Other underwriting and general expenses	77	—	—
Total expenses	4,475	—	—

Income before income taxes	1,173	133	159
Income taxes	218	34	(4)
Net income	$955	$99	$163

14.Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $900, $618, and $598 during the years ended December 31, 2020, 2019, and 2018, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. Primero, Direct Auto, and Westminster also sponsor 401(k) plans. The Company reported expenses related to the 401(k) plans totaling $651, $516, and $475 during the years ended December 31, 2020, 2019, and 2018, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses relating to this plan totaling $308, $458, and $451 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company recognized compensation expense of $374, $405, and $400 during the years ended December 31, 2020, 2019, and 2018, respectively, related to the ESOP.

Through December 31, 2020, 97,260 ESOP shares had been released and allocated to participants, with the remainder of 142,740 ESOP shares held in suspense at December 31, 2020. Using the Company’s year-end market price of $16.42, the fair value of the unearned ESOP shares was $2,344 at December 31, 2020.

15.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the years ended December 31, 2020, 2019, or 2018. This line of credit is scheduled to expire on January 30, 2022.

16.Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and the creation of certain refundable employee retention credits. There has been no impact to the Company’s income taxes due to this legislation.

The components of our provision for income tax expense were as follows:

	Year Ended December 31,
	2020	2019	2018
Federal
Current	$10,109	$5,116	$8,020
Deferred	638	1,871	(692)
Total federal	10,747	6,987	7,328
State	725	324	593
Total provision for income taxes	$11,472	$7,311	$7,921

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Income before income taxes	$52,816	$33,811	$39,165

Expected provision for federal income taxes at 21%	$11,091	$7,100	$8,100

Tax-exempt interest	(209)	(235)	(232)
Dividends received deduction	(104)	(89)	(87)
Executive compensation	130	151	159
Change in valuation allowance	(17)	7	(41)
State income taxes, net of federal impact	570	224	476
Other	11	153	(454)
Total provision for income taxes	$11,472	$7,311	$7,921

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets was $931, $594, and $587 at December 31, 2020, 2019, and 2018, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Unearned premium	$5,013	$3,750
Unpaid losses and loss adjustment expenses	792	615
Net operating loss carryovers	1,260	977
Other	1,538	952
Total deferred income tax assets	8,603	6,294

Deferred income tax liabilities:
Deferred policy acquisition costs	5,033	3,234
Net unrealized gains on investments	9,897	6,927
Intangibles	1,451	39
Other	48	90
Total deferred income tax liabilities	16,429	10,290

Net deferred income tax liability	(7,826)	(3,996)

Valuation allowance	(931)	(594)
Deferred income tax liability, net	$(8,757)	$(4,590)

At December 31, 2020 and 2019, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2020, 2019, or 2018.

At December 31, 2020 and 2019, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its federal income tax returns on a stand-alone basis, had net operating loss carryovers of $3,390 and $4,652 at December 31, 2020 and 2019, respectively. The net operating loss carryforward expires beginning in 2021 through 2030, due to limitations on the use of this net operating loss carryforward.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $2,559 of net operating loss carryover at December 31, 2020. This net operating loss carryforward expires beginning in 2021 through 2023, due to limitations on the use of this net operating loss carryforward.

17.Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $370, $316, and $140 related to these leases during the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2021	$249
2022	319
2023	358
2024	320
2025	286
Thereafter	1,066

18.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

19.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Year Ended December 31,
	2020	2019	2018
Shares outstanding, beginning	22,119,380	22,192,894	22,337,644
Treasury shares repurchased through stock repurchase authorization	(856,499)	(116,034)	(191,265)
Issuance of treasury shares for vesting of stock awards	31,442	18,205	22,200
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, ending	21,318,638	22,119,380	22,192,894

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization.

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

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	65,500	$17.31
RSUs granted during 2018	40,000	16.25
RSUs earned during 2018	(31,620)	16.99
Units outstanding and unearned at December 31, 2018	73,880	$16.87

RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	$16.47

RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	$15.27

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2020	2019	2018
RSU compensation expense	$1,035	$792	$999
Income tax benefit	(217)	(166)	(210)
RSU compensation expense, net of income taxes	$818	$626	$789

Total grant-date fair value of vested RSUs at end of period	$764	$568	$537

At December 31, 2020, there was $681 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.89 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2018	—	$—
PSUs granted during 2018 (at target)	48,600	16.25
Units outstanding and unearned at December 31, 2018	48,600	$16.25

PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding and unearned at December 31, 2019	111,000	$15.27

PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding and unearned at December 31, 2020	174,600	$15.15

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2020	2019	2018
PSU compensation expense	$1,262	$822	$233
Income tax benefit	(265)	(173)	(49)
PSU compensation expense, net of income taxes	$997	$649	$184

Total grant-date fair value of vested PSUs at end of period	$—	$—	$—

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At December 31, 2020, there was $1,090 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.59 years.

21.Earnings Per Share

Earnings per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. The weighted average number of common shares outstanding was 21,772,475, 22,179,747, and 22,358,858 for the years ended December 31, 2020, 2019, and 2018, respectively.

Unearned ESOP shares are not considered outstanding until they are released and allocated to plan participants. Unearned RSU and PSU shares are not considered outstanding until they are earned by award participants.

The following table presents a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our common stock:

	Year Ended December 31,
	2020	2019	2018
Basic earnings per common share:
Numerator:
Net income attributable to NI Holdings	$40,389	$26,401	$31,081
Denominator:
Weighted average shares outstanding	21,772,475	22,179,747	22,358,858
Basic earnings per common share	$1.86	$1.19	$1.39

Diluted earnings per common share:
Numerator:
Net income attributable to NI Holdings	$40,389	$26,401	$31,081
Denominator:
Number of shares used in basic computation	21,772,475	22,179,747	22,358,858
Weighted average effect of dilutive securities
Add: RSUs and PSUs	169,995	85,601	26,896
Number of shares used in diluted computation	21,942,470	22,265,348	22,385,754
Diluted earnings per common share	$1.84	$1.19	$1.39

22.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2020, 2019, and 2018. For presentation in these tables, “LAE” refers to loss adjustment expenses.

The ratios presented in these tables are non-GAAP financial measures under Securities and Exchange Commission rules and regulations. The non-GAAP ratios may not be comparable to similarly-named measures reported by other companies. These ratios are used widely in the property and casualty insurance industry.

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

	Year Ended December 31, 2020
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$74,998	$53,909	$82,036	$39,893	$45,557	$4,668	$301,061
Assumed premiums earned	—	—	—	1,896	—	4,563	6,459
Ceded premiums earned	(2,989)	(172)	(7,157)	(6,071)	(7,269)	(201)	(23,859)
Net premiums earned	72,009	53,737	74,879	35,718	38,288	9,030	283,661

Direct losses and LAE	45,423	30,347	38,700	36,022	32,620	2,258	185,370
Assumed losses and LAE	—	—	(116)	1,070	—	2,354	3,308
Ceded losses and LAE	88	—	(1,839)	(5,713)	(12,190)	(551)	(20,205)
Net losses and LAE	45,511	30,347	36,745	31,379	20,430	4,061	168,473

Gross margin	26,498	23,390	38,134	4,339	17,858	4,969	115,188

Underwriting and general expenses	19,986	20,739	20,874	4,807	16,358	2,304	85,068
Underwriting gain (loss)	6,512	2,651	17,260	(468)	1,500	2,665	30,120

Fee and other income		1,337					1,801
		3,988
Net investment income							7,271
Net capital gain on investments							13,624
Income before income taxes							52,816
Income taxes							11,472
Net income							41,344
Net income attributable to non-controlling interest							955
Net income attributable to NI Holdings, Inc.							$40,389

Non-GAAP Ratios:
Loss and LAE ratio	63.2%	56.5%	49.1%	87.9%	53.4%	45.0%	59.4%
Expense ratio	27.8%	38.6%	27.9%	13.5%	42.7%	25.5%	30.0%
Combined ratio	91.0%	95.1%	76.9%	101.3%	96.1%	70.5%	89.4%

Balances at December 31, 2020:
Premiums and agents’ balances receivable	$18,540	$6,543	$9,072	$—	$13,732	$636	$48,523
Deferred policy acquisition costs	5,461	4,649	7,828	—	5,588	442	23,968
Reinsurance recoverables	412	—	588	121	5,374	2,215	8,710
Receivable from Federal Crop Insurance Corporation	—	—	—	6,646	—	—	6,646
Goodwill and other intangibles	—	2,860	—	—	15,334	—	18,194

Unpaid losses and LAE	20,311	43,336	11,737	771	19,089	10,506	105,750
Unearned premiums	28,293	16,147	41,301	—	30,705	2,917	119,363

	Year Ended December 31, 2019
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$71,297	$57,278	$77,832	$42,277	$4,546	$4,431	$257,661
Assumed premiums earned	—	—	—	2,072	1	3,824	5,897
Ceded premiums earned	(3,314)	(164)	(6,661)	(6,330)	(450)	(201)	(17,120)
Net premiums earned	67,983	57,114	71,171	38,019	4,097	8,054	246,438

Direct losses and LAE	53,022	32,654	47,282	35,148	2,541	3,296	173,943
Assumed losses and LAE	63	—	—	1,582	—	2,387	4,032
Ceded losses and LAE	(389)	—	(1,681)	(4,639)	(52)	(1,504)	(8,265)
Net losses and LAE	52,696	32,654	45,601	32,091	2,489	4,179	169,710

Gross margin	15,287	24,460	25,570	5,928	1,608	3,875	76,728

Underwriting and general expenses	18,886	21,077	20,106	4,396	863	1,930	67,258
Underwriting gain (loss)	(3,599)	3,383	5,464	1,532	745	1,945	9,470

Fee and other income		1,638					2,125
		5,021
Net investment income							7,433
Net capital gain on investments							14,783
Income before income taxes							33,811
Income taxes							7,311
Net income							26,500
Net income attributable to non-controlling interest							99
Net income attributable to NI Holdings, Inc.							$26,401

Non-GAAP Ratios:
Loss and LAE ratio	77.5%	57.2%	64.1%	84.4%	60.8%	51.9%	68.9%
Expense ratio	27.8%	36.9%	28.3%	11.6%	21.1%	24.0%	27.3%
Combined ratio	105.3%	94.1%	92.3%	96.0%	81.8%	75.9%	96.2%

Balances at December 31, 2019:
Premiums and agents’ balances receivable	$18,194	$7,876	$9,088	$—	$940	$593	$36,691
Deferred policy acquisition costs	4,108	4,711	5,945	—	315	320	15,399
Reinsurance recoverables	500	—	1,068	998	6	1,473	4,045
Receivable from Federal Crop Insurance Corporation	—	—	—	14,230	—	—	14,230
Goodwill and other intangibles	—	2,912	—	—	—	—	2,912

Unpaid losses and LAE	19,892	43,978	10,503	8,579	1,076	9,222	93,250
Unearned premiums	27,949	16,364	39,945	—	2,334	2,684	89,276

	Year Ended December 31, 2018
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$65,457	$27,964	$70,355	$47,505	$4,230	$4,089	$219,600
Assumed premiums earned	16	—	(17)	2,306	1	4,208	6,514
Ceded premiums earned	(3,008)	—	(5,661)	(21,112)	(422)	(191)	(30,394)
Net premiums earned	62,465	27,964	64,677	28,699	3,809	8,106	195,720

Direct losses and LAE	44,644	14,338	42,993	14,206	1,690	2,023	119,894
Assumed losses and LAE	358	—	(295)	696	—	2,640	3,399
Ceded losses and LAE	(478)	—	17	(2,990)	(186)	(568)	(4,205)
Net losses and LAE	44,524	14,338	42,715	11,912	1,504	4,095	119,088

Gross margin	17,941	13,626	21,962	16,787	2,305	4,011	76,632

Underwriting and general expenses	18,530	9,533	19,950	3,176	875	2,053	54,117
Underwriting gain (loss)	(589)	4,093	2,012	13,611	1,430	1,958	22,515

Fee and other income		1,406					6,496
		5,499
Net investment income							6,180
Net capital gain on investments							3,974
Income before income taxes							39,165
Income taxes							7,921
Net income							31,244
Net income attributable to non-controlling interest							163
Net income attributable to NI Holdings, Inc.							$31,081

Non-GAAP Ratios:
Loss and LAE ratio	71.3%	51.3%	66.0%	41.5%	39.5%	50.5%	60.8%
Expense ratio	29.7%	34.1%	30.8%	11.1%	23.0%	25.3%	27.7%
Combined ratio	100.9%	85.4%	96.9%	52.6%	62.5%	75.8%	88.5%

Balances at December 31, 2018:
Premiums and agents’ balances receivable	$16,558	$7,769	$8,630	$—	$854	$476	$34,287
Deferred policy acquisition costs	3,658	3,364	5,279	—	280	285	12,866
Reinsurance recoverables	176	—	730	384	(28)	970	2,232
Receivable from Federal Crop Insurance Corporation	—	—	—	16,169	—	—	16,169
Goodwill and other intangibles	—	4,623	—	—	—	—	4,623

Unpaid losses and LAE	18,154	46,786	10,732	2,126	643	8,680	87,121
Unearned premiums	26,022	17,177	36,883	—	2,200	2,485	84,767

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

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net capital gain on investments, other income excluding non-standard auto insurance fees, and income taxes within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, federal income taxes recoverable or payable, and shareholders’ equity.

Beginning in March 2020, the global pandemic associated with novel coronavirus COVID-19 and related economic conditions began to impact the Company’s results. The Company’s underwriting results for 2020 were impacted by reduced net premiums earned in our non-standard auto segment, which decreased 6% from 2019. We anticipate additional pressure on premiums in this segment for 2021. Conversely, the pandemic favorably impacted loss frequency in our private passenger and non-standard auto segments during the second and third quarters of 2020, due to fewer miles driven by our insureds, resulting in improvements in our loss and LAE ratios.

23.Statutory Net Income, Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Nodak Insurance:
Statutory capital and surplus	$216,278	$189,836	$175,875
Statutory unassigned surplus	211,278	184,836	170,875
Statutory net income	24,529	9,398	19,943

American West:
Statutory capital and surplus	18,368	16,168	13,889
Statutory unassigned surplus	12,367	10,167	7,888
Statutory net income	2,158	2,232	1,238

Primero:
Statutory capital and surplus	9,818	8,727	9,767
Statutory unassigned surplus (deficit)	559	(532)	508
Statutory net income (loss)	1,023	(1,256)	1,061

Battle Creek:
Statutory capital and surplus	6,875	6,189	6,052
Statutory unassigned surplus	3,875	3,189	3,052
Statutory net income	693	133	159

Direct Auto:
Statutory capital and surplus	35,819	28,683	19,146
Statutory unassigned surplus	32,819	25,683	16,146
Statutory net income	7,898	7,377	7,530
Westminster:
Statutory capital and surplus	23,592	20,897	20,175
Statutory unassigned surplus	18,592	15,897	15,175
Statutory net income	2,719	225	701

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2020 and 2019 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

Amounts available for distribution in 2021 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,837 from American West and $512 from Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2020, 2019, or 2018.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2021 without the prior approval of the North Dakota Insurance Department is $21,628 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend during the year ended December 31, 2020. No dividends were declared or paid in the years ended December 31, 2019 or 2018.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the policyholders’ surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the years ended December 31, 2020, 2019 or 2018.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the year ended December 31, 2020.

24.Interim Financial Data (Unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$58,772	$82,006	$73,342	$69,541
Net investment income	1,971	2,018	1,886	1,396
Total revenues	46,186	95,667	80,854	83,650
Total expenses	50,581	71,989	75,980	54,991
Net income (loss) before non-controlling interest	(3,555)	18,767	3,686	22,446
Net income (loss) attributable to NI Holdings, Inc.	(3,587)	18,733	3,664	21,579
Basic earnings (loss) per common share	(0.16)	0.86	0.17	1.01
Diluted earnings (loss) per common share	(0.16)	0.85	0.17	1.00

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$50,506	$65,114	$67,116	$63,702
Net investment income	1,743	1,778	1,983	1,929
Total revenues	60,572	68,648	70,248	71,311
Total expenses	42,928	65,133	78,849	50,058
Net income (loss) before non-controlling interest	13,796	2,515	(6,959)	17,148
Net income (loss) attributable to NI Holdings, Inc.	13,773	2,478	(6,979)	17,129
Basic earnings (loss) per common share	0.62	0.11	(0.32)	0.77
Diluted earnings (loss) per common share	0.62	0.11	(0.31)	0.77

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has reviewed and evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective, and that our Consolidated Financial Statements we include in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 13, 2021 relating to our Annual Meeting of Shareholders that we will hold on May 25, 2021 (our “Proxy Statement”).

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

Item 11.Executive Compensation

We incorporate the response to this Item 11 by reference to our Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.Certain Relationships and Related Transactions, and Director Independence

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.Principal Accountant Fees and Services

We incorporate the response to this Item 14 by reference to our Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

(a)The following documents are filed as a part of this report:

(1)Financial Statements and

(2)Financial Statement schedules required to be filed by Item 8 of this report.

Schedule I Condensed financial information of registrant – NI Holdings, Inc.

All other financial schedules are not required under the related instructions, as they are inapplicable or the information has been included in the Consolidated Financial Statements, and therefore have been omitted.

(3)The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

2.1Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)

3.1Articles of Incorporation of NI Holdings, Inc. (1)

3.2Bylaws of NI Holdings, Inc. (1)

3.3Amendment to the Bylaws of NI Holdings, Inc. (4)

3.4Amendment No. 2 to the Bylaws of NI Holdings, Inc. (6)

4.1Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)

4.2*Description of Securities Registered Under Section 12 of the Exchange Act

10.12017 NI Holdings, Inc. Equity Incentive Plan (5)

10.2Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)

10.3#Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)

10.4#Employment Agreement dated as of April 28, 2016, between Brian R. Doom and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)

10.5#Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)

10.6Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)

10.7Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)

10.8Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)

10.9#Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)

10.10#NI Holdings, Inc. Employee Stock Ownership Plan (1)

10.11Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)

10.12Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (7)

21.1Subsidiaries of NI Holdings, Inc. (1)

23.1*Consent of Mazars USA LLP

31.1*Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**Inline XBRL Taxonomy Extension Presentation Linkbase Document

104Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Inline XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#Management contract or compensatory plan or arrangement.

(1)Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference.

(2)Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on November 14, 2016, and incorporated herein by reference.

(3)Filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on January 12, 2017, and incorporated herein by reference.

(4)Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 2, 2020, and incorporated herein by reference.

(5)Filed as Exhibit 10.1 to the Company’s Form 8-K (File No.001-37973) filed with the SEC on September 18, 2017, and incorporated herein by reference.

(6)Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on April 22, 2020, and incorporated herein by reference.

(7)Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020, and incorporated herein by reference.

Item 16.Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

NI Holdings, Inc. was formed on March 13, 2017. The following condensed financial information begins with that date.

Condensed Balance Sheets
	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$8,838	$22,395
Fixed income securities, at fair value	20,979	35,381
Equity securities, at fair value	9,646	9,454
Total cash and investments	39,463	67,230

Income tax recoverables	1,036	—
Accrued investment income	134	198
Investment in wholly-owned subsidiaries	324,305	240,619
Deferred income tax asset, net	529	138
Total assets	$365,467	$308,185

Liabilities:
Westminster consideration payable	$19,287	$—
Accrued expenses and other liabilities	1,853	1,842
Federal income tax payable	—	39
Commitments and contingencies	—	—
Total liabilities	21,140	1,881

Shareholders’ equity	344,327	306,304
Total liabilities and equity	$365,467	$308,185

Condensed Statements of Operations
	Year Ended December 31,
	2020	2019	2018
Revenues:
Fee and other income	$(31)	$2	$4,580
Net investment income	717	1,342	1,481
Net capital gain on investments	425	3,067	1,190
Total revenues	1,111	4,411	7,251

Expenses:
Other underwriting and general expenses	5,711	3,383	2,574
Total expenses	5,711	3,383	2,574

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(4,600)	1,028	4,677
Income tax (benefit) expense	(1,190)	163	98
Income (loss) before equity in undistributed net income of subsidiaries	(3,410)	865	4,579
Equity in undistributed net income of subsidiaries	43,799	25,536	26,502
Net income attributable to NI Holdings, Inc.	$40,389	$26,401	$31,081

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2020	2019	2018
Net income attributable to NI Holdings, Inc.	$40,389	$26,041	$31,081
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	127	846	(745)
Unrealized gain (loss) on subsidiaries	7,101	6,574	(8,877)
Other comprehensive income (loss), net of income taxes	7,228	7,420	(9,622)
Comprehensive income	$47,617	$33,821	$21,459

Condensed Statements of Cash Flows
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income attributable to NI Holdings, Inc.	$40,389	$26,401	$31,081
Adjustments:
Equity in undistributed net income of subsidiaries	(43,799)	(25,536)	(26,502)
Gain on acquisition of Direct Auto Insurance Company	—	—	(4,578)
Other	1,395	(1,079)	1,109
Net adjustments	(42,404)	(26,615)	(29,971)
Net cash flows from operating activities	(2,015)	(214)	1,110

Cash flows from investing activities:
Net sale of fixed income and equity securities	14,723	18,748	17,941
Acquisition of Direct Auto Insurance Company	—	—	(17,000)
Acquisition of Westminster American Insurance Company	(20,000)	—	—
Net cash flows from investing activities	(5,277)	18,748	941

Cash flows from financing activities:
Dividend from subsidiaries	6,000	—	—
Purchase of treasury stock	(12,234)	(2,006)	(2,996)
Issuance of restricted stock awards	(31)	(19)	—
Net cash flows from financing activities	(6,265)	(2,025)	(2,996)

Net (decrease) increase in cash and cash equivalents	(13,557)	16,509	(945)

Cash and cash equivalents at beginning of period	22,395	5,886	6,831

Cash and cash equivalents at end of period	$8,838	$22,395	$5,886

Note A – Basis of presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

Note B – Dividends from subsidiaries

The Company received a cash dividend of $6,000 from Nodak Insurance during the year ended December 31, 2020. No dividends from its subsidiaries were received during the years ended December 31, 2019 or 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2021.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 10, 2021
Michael J. Alexander

/s/ Brian R. Doom	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
Brian R. Doom

/s/ Eric K. Aasmundstad	Director	March 10, 2021
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 10, 2021
William R. Devlin

/s/ Duaine C. Espegard	Director	March 10, 2021
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 10, 2021
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 10, 2021
Stephen V. Marlow

/s/ Jeffrey R. Missling	Director	March 10, 2021
Jeffrey R. Missling