Form 10-Q
period 2021-03-31
NI Holdings, Inc.
filed 2021-05-05
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable
Former name, former address, and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NODK	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding on April 30, 2021 was 21,337,959. No preferred shares are issued or outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Unaudited Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$52,683	$101,077
Fixed income securities, at fair value	361,330	320,410
Equity securities, at fair value	79,363	69,952
Other investments	2,089	2,924
Total cash and investments	495,465	494,363

Premiums and agents' balances receivable	49,325	48,523
Deferred policy acquisition costs	26,575	23,968
Reinsurance premiums receivable	-	93
Reinsurance recoverables on losses	9,270	8,710
Accrued investment income	2,281	2,141
Property and equipment	9,843	9,899
Receivable from Federal Crop Insurance Corporation	5,182	6,646
Goodwill and other intangibles	18,076	18,194
Other assets	5,368	5,066
Total assets	$621,385	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$111,522	$105,750
Unearned premiums	123,458	119,363
Reinsurance premiums payable	700	-
Income tax payable	1,917	754
Deferred income taxes	7,851	8,757
Westminster consideration payable	12,720	19,287
Accrued expenses and other liabilities	10,627	14,820
Total liabilities	268,795	268,731

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2021 – 21,372,772 shares, 2020 – 21,318,638 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional paid-in capital	96,511	97,911
Unearned employee stock ownership plan shares	(1,427)	(1,427)
Retained earnings	268,444	258,741
Accumulated other comprehensive income, net of income taxes	7,417	12,840
Treasury stock, at cost, 2021 – 1,484,488 shares, 2020 – 1,538,622 shares	(23,012)	(23,968)
Non-controlling interest	4,427	4,545
Total shareholders’ equity	352,590	348,872

Total liabilities and shareholders’ equity	$621,385	$617,603

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Net premiums earned	$63,135	$58,772
Fee and other income	317	362
Net investment income	1,536	1,971
Net capital gain (loss) on investments	5,811	(14,919)
Total revenues	70,799	46,186

Expenses:
Losses and loss adjustment expenses	36,889	30,422
Amortization of deferred policy acquisition costs	13,587	9,387
Other underwriting and general expenses	7,651	10,772
Total expenses	58,127	50,581

Income (loss) before income taxes	12,672	(4,395)
Income tax expense (benefit)	2,890	(840)
Net income (loss)	9,782	(3,555)
Net income attributable to non-controlling interest	113	32
Net income (loss) attributable to NI Holdings, Inc.	$9,669	$(3,587)

Earnings (loss) per common share:
Basic	$0.45	$(0.16)
Diluted	$0.45	$(0.16)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,462,641	22,218,073
Plus: Dilutive securities	236,358	-
Weighted average common shares used in diluted per common share calculations	21,698,999	22,218,073

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$9,669	$113	$9,782	$(3,587)	$32	$(3,555)

Other comprehensive loss, before income taxes:
Holding losses on investments	(6,763)	(293)	(7,056)	(4,456)	(86)	(4,542)
Reclassification adjustment for net realized capital gain included in net income (loss)	(101)	-	(101)	(57)	(5)	(62)
Other comprehensive loss, before income taxes	(6,864)	(293)	(7,157)	(4,513)	(91)	(4,604)
Income tax benefit related to items of other comprehensive loss	1,441	62	1,503	948	19	967
Other comprehensive loss, net of income taxes	(5,423)	(231)	(5,654)	(3,565)	(72)	(3,637)

Comprehensive income (loss)	$4,246	$(118)	$4,128	$(7,152)	$(40)	$(7,192)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2021	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income	-	-	-	9,669	-	-	113	9,782
Other comprehensive loss, net of income taxes	-	-	-	-	(5,423)	-	(231)	(5,654)
Purchase of treasury stock	-	-	-	-	-	(596)	-	(596)
Share-based compensation	-	672	-	-	-	-	-	672
Issuance of vested award shares	-	(2,072)	-	34	-	1,552	-	(486)
Balance, March 31, 2021	$230	$96,511	$(1,427)	$268,444	$7,417	$(23,012)	$4,427	$352,590

Three Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income (loss)	-	-	-	(3,587)	-	-	32	(3,555)
Other comprehensive loss, net of income taxes	-	-	-	-	(3,565)	-	(72)	(3,637)
Purchase of treasury stock	-	-	-	-	-	(1,502)	-	(1,502)
Share-based compensation	-	713	-	-	-	-	-	713
Issuance of vested award shares	-	(300)	-	(82)	-	351	-	(31)
Balance, March 31, 2020	$230	$96,374	$(1,671)	$214,811	$2,047	$(13,459)	$3,459	$301,791

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,782	$(3,555)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net capital (gain) loss on investments	(5,811)	14,919
Deferred income tax expense (benefit)	597	(2,708)
Depreciation of property and equipment	170	187
Amortization of intangibles	118	1,882
Share-based compensation	672	713
Amortization of deferred policy acquisition costs	13,587	9,387
Deferral of policy acquisition costs	(16,194)	(13,152)
Net amortization of premiums and discounts on investments	482	282
Loss on sale of property and equipment	4	-
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(802)	(3,085)
Reinsurance premiums receivable / payable	793	181
Reinsurance recoverables on losses	(560)	(3,259)
Accrued investment income	(140)	60
Receivable from Federal Crop Insurance Corporation	1,464	8,990
Income tax recoverable / payable	1,163	(1,034)
Other assets	(302)	72
Unpaid losses and loss adjustment expenses	5,772	(4,418)
Unearned premiums	4,095	523
Accrued expenses and other liabilities	(4,096)	(2,369)
Net cash flows from operating activities	10,794	3,616

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	13,079	19,872
Proceeds from sales of equity securities	8,246	6,016
Purchases of fixed income securities	(61,536)	(27,016)
Purchases of equity securities	(11,946)	(5,503)
Purchases of property and equipment	(117)	(310)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	-	(703)
Proceeds from sale of other investments and other	835	66
Net cash flows from investing activities	(51,439)	(7,578)

Cash flows from financing activities:
Purchases of treasury stock	(596)	(1,502)
Installment payment on Westminster consideration payable	(6,667)	-
Issuance of restricted stock awards	(486)	(31)
Net cash flows from financing activities	(7,749)	(1,533)

Net decrease in cash and cash equivalents	(48,394)	(5,495)

Cash and cash equivalents at beginning of period	101,077	62,132

Cash and cash equivalents at end of period	$52,683	$56,637

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$-	$18,787

Federal and state income taxes paid	$1,130	$2,900

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

2.Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We control Battle Creek via a surplus note which provides us with the ability to appoint two-thirds of the Board of Directors of Battle Creek. Under the quota share reinsurance agreement that existed through December 31, 2019, Battle Creek’s operating results included only net investment income, bad debt expense, and income taxes. Effective January 1, 2020, the Company implemented an intercompany pooling reinsurance agreement, and Battle Creek’s operating results now include their participation in the underwriting results of the pool (2% during 2020 and 2021). See Note 13. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

We have categorized our investment portfolio as “available-for-sale” and have reported the portfolio at fair value. Unrealized gains and losses on fixed income securities, net of income taxes, are reported in accumulated other comprehensive income. Changes in unrealized gains and losses on equity securities are reported as a component of net capital gain on investments in our operating results.

Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net capital gain (loss) on investments, along with the change in unrealized gains and losses on equity securities.

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

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which is not materially different from fair value. All other invested assets have been assessed for impairment.

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

The period of risk for our crop insurance program, which is comprised primarily of spring-planted crops, typically runs from April 1 (the approximate time when farmers can begin to work their fields) through December 15 (last date claims can be made for the most recent planting season). The crop insurance program provides indemnification for acreage that cannot be planted because of flood, drought, or other natural disaster (known as “prevented planting”). In cases where a valid prevented planting claim is made by an insured, the Company assumes that the risk period has ended as there will be no additional coverage under the policy, and the Company will immediately recognize the remaining unearned premium.

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

Insurance companies typically pay state premium taxes rather than state income taxes. However, Direct Auto is subject to state income taxes in the state of Illinois, in addition to state premium taxes. Additionally, NI Holdings, on a stand-alone basis, pays state income taxes to the state of North Dakota for income or losses generated as a separate financial entity. While state premium taxes are included as a part of amortization of deferred policy acquisition costs, state income taxes are combined with federal income taxes within the financial reporting category labeled income tax expense (benefit).

The Company does not have any material uncertain tax positions. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense (benefit). The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of March 31, 2021 and December 31, 2020.

We account for deferred income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred income tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when we realize or settle such amounts.

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs, and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. We also record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards to be reflected as a component of income tax expense (benefit) from continuing operations.

The Company has elected to reclassify any tax effects stranded in accumulated other comprehensive income as a result of a change in income tax rates to retained earnings.

Earnings Per Share:

Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. Unearned shares related to the Company’s Employee Stock Ownership Plan are not considered outstanding until they are released and allocated to plan participants. Unearned shares related to the Company’s Restricted Stock Units and Performance Share Units are not considered outstanding until they are earned by award participants. See Notes 14 and 20.

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

We maintain cash balances primarily at one bank, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $ 250. During the normal course of business, balances are maintained above the FDIC insurance limit. The Company maintains short-term investment balances in investment grade money market accounts that are insured by the Securities Investor Protection Corporation (“SIPC”) up to $ 500. On occasion, balances for these accounts are maintained in excess of the SIPC insurance limit.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek also to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the three month periods ended March 31, 2021 and 2020.

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

Goodwill arising from the acquisition of Westminster in January 2020 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and commercial business product line of the Company. Other intangible assets arising from the acquisition of Westminster represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks, Westminster trade name, and VOBA assets will be amortized over twenty years, ten years, and twelve months, respectively, from the January 1, 2020 acquisition/valuation date.

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

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The measurement period for the Westminster acquisition ended December 31, 2020.

The Company incurred acquisition-related costs of $828 and $83 during the years ended December 31, 2020, and 2019, respectively.

The Company paid $20,000 in cash consideration to the private shareholder of Westminster as of the closing date, with an additional $20,000 to be paid in three equal annual installments. The acquisition of Westminster did not include any contingent consideration other than a provision regarding future changes to federal income tax rates. The following table summarizes the consideration transferred to acquire Westminster and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

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

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets were $6,700, $1,800, $500, and $4,750, respectively. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years. The goodwill is not deductible for income tax purposes.

The first installment of the additional consideration was paid during the first quarter of 2021.

5.Recent Accounting Pronouncements

As an emerging growth company, we have elected to use the extended transition period for complying with any new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. The following discussion includes effective dates for both public business entities and emerging growth companies, as well as whether specific guidance may be adopted early.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

6.Investments

The amortized cost and estimated fair value of fixed income securities as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$15,195	$680	$(145)	$15,730
Obligations of states and political subdivisions	65,635	2,594	(269)	67,960
Corporate securities	152,649	5,730	(1,437)	156,942
Residential mortgage-backed securities	41,001	1,299	(206)	42,094
Commercial mortgage-backed securities	27,031	1,064	(106)	27,989
Asset-backed securities	50,471	332	(188)	50,615
Total fixed income securities	$351,982	$11,699	$(2,351)	$361,330

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$1,055	$(6)	$14,383
Obligations of states and political subdivisions	61,001	3,278	(35)	64,244
Corporate securities	119,826	8,755	(147)	128,434
Residential mortgage-backed securities	35,017	1,478	(1)	36,494
Commercial mortgage-backed securities	23,976	1,700	(21)	25,655
Asset-backed securities	50,751	535	(86)	51,200
Total fixed income securities	$303,905	$16,801	$(296)	$320,410

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	March 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$22,846	$23,071
After one year through five years	87,767	91,773
After five years through ten years	85,183	86,921
After ten years	37,683	38,867
Mortgage / asset-backed securities	118,503	120,698
Total fixed income securities	$351,982	$361,330

	December 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,722	$17,933
After one year through five years	86,709	91,457
After five years through ten years	59,408	64,987
After ten years	30,322	32,684
Mortgage / asset-backed securities	109,744	113,349
Total fixed income securities	$303,905	$320,410

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $7,852 at March 31, 2021 and $6,093 at December 31, 2020, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities were as follows:

	March 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,177	$(145)	$-	$-	$3,177	$(145)
Obligations of states and political subdivisions	8,498	(269)	-	-	8,498	(269)
Corporate securities	38,660	(1,341)	1,481	(96)	40,141	(1,437)
Residential mortgage-backed securities	14,466	(206)	-	-	14,466	(206)
Commercial mortgage-backed securities	4,575	(106)	-	-	4,575	(106)
Asset-backed securities	14,237	(177)	1,486	(11)	15,723	(188)
Total fixed income securities	$83,613	$(2,244)	$2,967	$(107)	$86,580	$(2,351)

	December 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$931	$(6)	$-	$-	$931	$(6)
Obligations of states and political subdivisions	1,806	(35)	-	-	1,806	(35)
Corporate securities	3,215	(97)	734	(50)	3,949	(147)
Residential mortgage-backed securities	68	(1)	-	-	68	(1)
Commercial mortgage-backed securities	1,103	(21)	-	-	1,103	(21)
Asset-backed securities	5,785	(31)	4,188	(55)	9,973	(86)
Total fixed income securities	$12,908	$(191)	$4,922	$(105)	$17,830	$(296)

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

The Company did not record any other-than-temporary impairments during the three month periods ended March 31, 2021 and 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

As of March 31, 2021, we held 167 fixed income securities with unrealized losses. As of December 31, 2020, we held 67 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended March 31,
	2021	2020
Fixed income securities	$2,011	$2,309
Equity securities	265	325
Real estate	156	146
Cash and cash equivalents	1	20
Total gross investment income	2,433	2,800
Investment expenses	897	829
Net investment income	$1,536	$1,971

Net capital gain (loss) on investments consisted of the following:

	Three Months Ended March 31,
	2021	2020
Gross realized gains:
Fixed income securities	$110	$85
Equity securities	3,915	1,515
Total gross realized gains	4,025	1,600

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(9)	(23)
Equity securities	(114)	(562)
Total gross realized losses, excluding other-than-temporary impairment losses	(123)	(585)

Net realized gain on investments	3,902	1,015

Change in net unrealized gain on equity securities	1,909	(15,934)
Net capital gain (loss) on investments	$5,811	$(14,919)

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

7.Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at March 31, 2021 and December 31, 2020 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of money market funds classified as cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at March 31, 2021 or December 31, 2020.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2021
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$15,730	$-	$15,730	$-
Obligations of states and political subdivisions	67,960	-	67,960	-
Corporate securities	156,942	-	156,942	-
Residential mortgage-backed securities	42,094	-	42,094	-
Commercial mortgage-backed securities	27,989	-	27,989	-
Asset-backed securities	50,615	-	50,615	-
Total fixed income securities	361,330	-	361,330	-

Equity securities:
Basic materials	1,607	1,607	-	-
Communications	8,757	8,757	-	-
Consumer, cyclical	11,125	11,125	-	-
Consumer, non-cyclical	16,045	16,045	-	-
Energy	2,015	2,015	-	-
Financial	6,737	6,737	-	-
Industrial	15,002	15,002	-	-
Technology	17,742	17,742	-	-
Utility	333	333		-
Total equity securities	79,363	79,363	-	-

Cash and cash equivalents	52,683	37,694	14,989	-
Total assets at fair value	$493,376	$117,057	$376,319	$-

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	December 31, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,383	$-	$14,383	$-
Obligations of states and political subdivisions	64,244	-	64,244	-
Corporate securities	128,434	-	128,434	-
Residential mortgage-backed securities	36,494	-	36,494	-
Commercial mortgage-backed securities	25,655	-	25,655	-
Asset-backed securities	51,200	-	51,200	-
Total fixed income securities	320,410	-	320,410	-

Equity securities:
Basic materials	1,285	1,285	-	-
Communications	7,455	7,455	-	-
Consumer, cyclical	9,929	9,929	-	-
Consumer, non-cyclical	14,633	14,633	-	-
Energy	1,499	1,499	-	-
Financial	6,235	6,235	-	-
Industrial	12,733	12,733	-	-
Technology	16,145	16,145	-	-
Utility	38	38	-	-
Total equity securities	69,952	69,952	-	-

Cash and cash equivalents	101,077	65,354	35,723	-
Total assets at fair value	$491,439	$135,306	$356,133	$-

There were no liabilities measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020.

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

As a group, during the three month period ended March 31, 2021, the Company retained the first $ 10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $ 117,000 in excess of its $ 10,000 retained risk. During the year ended December 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2021
	Premiums Written	Premiums Earned
Direct premium	$72,420	$68,743
Assumed premium	1,450	1,448
Ceded premium	(7,114)	(7,056)
Net premiums	$66,756	$63,135

Percentage of assumed earned premium to direct earned premium		2.1%

	Three Months Ended March 31, 2020
	Premiums Written	Premiums Earned
Direct premium	$62,972	$62,393
Assumed premium	1,600	1,600
Ceded premium	(5,170)	(5,221)
Net premiums	$59,402	$58,772

Percentage of assumed earned premium to direct earned premium		2.6%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2021	2020
Direct losses and loss adjustment expenses	$37,578	$33,892
Assumed losses and loss adjustment expenses	948	308
Ceded losses and loss adjustment expenses	(1,637)	(3,778)
Net losses and loss adjustment expenses	$36,889	$30,422

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

If 100% of our ceded reinsurance was cancelled as of March 31, 2021 or December 31, 2020, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

9.Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$23,968	$15,399
Deferral of policy acquisition costs	16,194	13,152
Amortization of deferred policy acquisition costs	(13,587)	(9,387)
Balance, end of period	$26,575	$19,164

10.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$105,750	$93,250
Reinsurance recoverables on losses	8,710	4,045
Net balance at beginning of period	97,040	89,205

Acquired unpaid losses and loss adjustment expenses related to:
Current year	-	-
Prior years	-	8,568
Total incurred	-	8,568

Incurred related to:
Current year	34,366	29,912
Prior years	2,523	510
Total incurred	36,889	30,422

Paid related to:
Current year	13,415	12,532
Prior years	18,262	26,330
Total paid	31,677	38,862

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	111,522	97,400
Reinsurance recoverables on losses	9,270	8,067
Net balance at end of period	$102,252	$89,333

During the three months ended March 31, 2021, the Company’s reported incurred losses and LAE included $2,523 of net unfavorable development on prior accident years, compared to $510 of net unfavorable development on prior accident years during the three months ended March 31, 2020. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

11.Property and Equipment

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020	Estimated Useful Life
Cost:
Real estate	$15,327	$15,313	10-31 years
Electronic data processing equipment	1,289	1,271	5-7 years
Furniture and fixtures	2,867	2,867	5-7 years
Automobiles	1,271	1,275	2-3 years
Gross cost	20,754	20,726

Accumulated depreciation	(10,911)	(10,827)
Total property and equipment, net	$9,843	$9,899

Depreciation expense was $170 and $187 for the three months ended March 31, 2021 and 2020, respectively.

12.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	March 31, 2021	December 31, 2020
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

March 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$191	$557
Distribution network	6,700	465	6,235
Total subject to amortization	7,448	656	6,792

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$656	$8,692

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$166	$582
Distribution network	6,700	372	6,328
Total subject to amortization	7,448	538	6,910

Not subject to amortization – state insurance license	1,900	-	1,900
Total	$9,348	$538	$8,810

Amortization expense was $118 and $1,882 for the three months ended March 31, 2021 and 2020, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of March 31, 2021, the estimated amortization of other intangible assets with finite lives for the next five years in the period ended December 31, 2025, and thereafter is as follows:

Year ending December 31,	Amount
2021	$354
2022	472
2023	455
2024	422
2025	422
Thereafter	4,667
Total other intangible assets with finite lives	$6,792

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

For the three months ended March 31, 2021 and the year ended December 31, 2020, the pooling share percentages by insurance company subsidiary were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $337 and $336 during the three months ended March 31, 2021 and 2020, respectively. Royalty amounts payable of $125 and $113 were accrued as a liability to the NDFB at March 31, 2021 and December 31, 2020, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2021 without the prior approval of the North Dakota Insurance Department is $21,628 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2021. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the policyholders’ surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the three months ended March 31, 2021 or the year ended December 31, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$3,649	$6,055
Investments	10,134	5,543
Premiums and agents’ balances receivable	4,577	4,738
Deferred policy acquisition costs	531	479
Pooling receivable (1)	-	920
Reinsurance recoverables on losses (2)	6,096	5,646
Accrued investment income	52	27
Deferred income tax asset	133	101
Property and equipment	334	337
Other assets	47	49
Total assets	$25,553	$23,895

Liabilities:
Unpaid losses and loss adjustment expenses	$2,549	$2,445
Unearned premiums	2,453	2,381
Notes payable (1)	3,000	3,000
Reinsurance losses payable (2)	10,349	11,221
Pooling payable (1)	2,536	-
Accrued expenses and other liabilities	239	303
Total liabilities	21,126	19,350

Equity:
Non-controlling interest	4,427	4,545
Total equity	4,427	4,545

Total liabilities and equity	$25,553	$23,895

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Three Months Ended March 31,
	2021	2020
Revenues:
Net premiums earned	$1,263	$-
Fee and other income	(3)	(2)
Net investment income	8	39
Net capital gain on investments	-	5
Total revenues	1,268	42

Expenses:
Losses and loss adjustment expenses	738	-
Amortization of deferred policy acquisition costs	272	-
Other underwriting and general expenses	116	-
Total expenses	1,126	-

Income before income taxes	142	42
Income tax expense	29	10
Net income	$113	$32

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

14.Benefit Plans

The Company sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. The Company reported expenses related to the money purchase plan totaling $269 and $201 during the three months ended March 31, 2021 and 2020, respectively.

The Company also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. Primero, Direct Auto, and Westminster also sponsor 401(k) plans. The Company reported expenses related to the 401(k) plans totaling $172 and $163 during the three months ended March 31, 2021 and 2020, respectively. All fees associated with both plans are deducted from the eligible employee accounts.

Deferred Compensation Plan

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $418 and $14 during the three months ended March 31, 2021 and 2020, respectively.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The Company recognized compensation expense of $109 and $89 during the three months ended March 31, 2021 and 2020, respectively, related to the ESOP.

Through March 31, 2021 and December 31, 2020, the Company had released and allocated 97,260 ESOP shares to participants, with a remainder of 142,740 ESOP shares in suspense at March 31, 2021 and December 31, 2020. Using the Company’s quarter-end market price of $18.48 per share, the fair value of the unearned ESOP shares was $2,638 at March 31, 2021.

15.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the three months ended March 31, 2021, or the year ended December 31, 2020. This line of credit is scheduled to expire on January 30, 2022.

16.Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and the creation of certain refundable employee retention credits. There has been no impact to the Company’s income taxes due to this legislation.

At March 31, 2021 and December 31, 2020, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three month periods ended March 31, 2021 or 2020.

At March 31, 2021 and December 31, 2020, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryovers of $3,390 at December 31, 2020. The net operating loss carryforwards expire beginning in 2021 through 2030 due to limitations on the use of these net operating loss carryforwards.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had net operating loss carryovers of $2,559 at December 31, 2020. The net operating loss carryforwards expire beginning in 2021 through 2023 due to limitations on the use of these net operating loss carryforwards.

17.Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $61 and $89 related to these leases during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, we have minimum future commitments under non-cancellable leases as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2021	$188
2022	319
2023	358
2024	320
2025	286
Thereafter	1,066

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

18.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

19.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Three Months Ended March 31,
	2021	2020
Shares outstanding, beginning of period	21,318,638	22,119,380
Treasury shares repurchased through stock repurchase authorization	(32,326)	(123,264)
Issuance of treasury shares for vesting of restricted stock units	86,460	19,042
Shares outstanding, end of period	21,372,772	22,015,158

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization. During the three months ended March 31, 2021, we completed the repurchase of 32,326 shares of our common stock for $596.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

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

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2020	96,540	$16.47
RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	$15.27

RSUs granted during 2021	43,100	18.64
RSUs earned during 2021	(37,320)	16.64
Units outstanding and unearned at March 31, 2021	121,560	$16.05

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2021	2020
RSU compensation expense	$388	$420
Income tax benefit	(81)	(88)
RSU compensation expense, net of income taxes	$307	$332

At March 31, 2021, there was $1,097 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.44 years.

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

The Company recognizes stock-based compensation costs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. The current cost estimate assumes that the cumulative growth targets will be achieved or exceeded.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2020	111,000	$15.27
PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at December 31, 2020	174,600	$15.15

PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at March 31, 2021	190,600	$16.06

 (1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2021	2020
PSU compensation expense	$284	$293
Income tax benefit	(60)	(62)
PSU compensation expense, net of income taxes	$224	$231

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At March 31, 2021, there was $2,011 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.23 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

21.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three month periods ended March 31, 2021 and 2020. For presentation in these tables, “LAE” refers to loss adjustment expenses.

The ratios presented in these tables are non-GAAP financial measures under Securities and Exchange Commission rules and regulations. While these ratios are used widely in the property and casualty insurance industry, such non-GAAP ratios may not be comparable to similarly-named measures reported by other companies.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,688	$13,581	$20,583	$(16)	$14,722	$1,185	$68,743
Assumed premiums earned	-	-	-	-	-	1,448	1,448
Ceded premiums earned	(1,190)	(323)	(3,129)	63	(2,384)	(93)	(7,056)
Net premiums earned	17,498	13,258	17,454	47	12,338	2,540	63,135

Direct losses and LAE	12,559	4,800	7,888	572	11,464	295	37,578
Assumed losses and LAE	-	-	-	-	-	948	948
Ceded losses and LAE	(305)	-	(256)	(11)	(1,065)	-	(1,637)
Net losses and LAE	12,254	4,800	7,632	561	10,399	1,243	36,889

Gross margin	5,244	8,458	9,822	(514)	1,939	1,297	26,246

Underwriting and general expenses	5,359	4,414	5,611	536	4,615	703	21,238
Underwriting gain (loss)	(115)	4,044	4,211	(1,050)	(2,676)	594	5,008

Fee and other income		332					317
		4,376
Net investment income							1,536
Net capital gain on investments							5,811
Income before income taxes							12,672
Income tax expense							2,890
Net income							9,782
Net income attributable to non-controlling interest							113
Net income attributable to NI Holdings, Inc.							9,669

Non-GAAP Ratios:
Loss and LAE ratio	70.0%	36.2%	43.7%	n/a	84.3%	48.9%	58.4%
Expense ratio	30.6%	33.3%	32.1%	n/a	37.4%	27.7%	33.6%
Combined ratio	100.7%	69.5%	75.9%	n/a	121.7%	76.6%	92.1%

Balances at March 31, 2021:
Premiums and agents’ balances receivable	$19,028	$8,568	$9,102	$-	$11,964	$663	$49,325
Deferred policy acquisition costs	5,934	6,099	8,170	-	5,883	489	26,575
Reinsurance recoverables	717	-	588	9	5,741	2,215	9,270
Receivable from Federal Crop Insurance Corporation	-	-	-	5,182	-	-	5,182
Goodwill and other intangibles	-	2,848	-	-	15,228	-	18,076

Unpaid losses and LAE	22,503	40,289	12,657	96	25,447	10,530	111,522
Unearned premiums	28,912	19,218	40,706	-	31,639	2,983	123,458

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2020
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,397	$13,194	$20,158	$(5)	$9,505	$1,144	$62,393
Assumed premiums earned	-	-	-	-	-	1,600	1,600
Ceded premiums earned	(1,098)	(43)	(2,537)	184	(1,652)	(75)	(5,221)
Net premiums earned	17,299	13,151	17,621	179	7,853	2,669	58,772

Direct losses and LAE	11,129	5,940	7,668	2,811	5,919	425	33,892
Assumed losses and LAE	-	-	-	-	-	308	308
Ceded losses and LAE	-	-	(1,130)	(444)	(2,204)	-	(3,778)
Net losses and LAE	11,129	5,940	6,538	2,367	3,715	733	30,422

Gross margin	6,170	7,211	11,083	(2,188)	4,138	1,936	28,350

Underwriting and general expenses	4,810	5,197	4,889	702	3,929	632	20,159
Underwriting gain (loss)	1,360	2,014	6,194	(2,890)	209	1,304	8,191

Fee and other income		329					362
		2,343
Net investment income							1,971
Net capital loss on investments							(14,919)
Loss before income taxes							(4,395)
Income tax benefit							(840)
Net loss							(3,555)
Net income attributable to non-controlling interest							32
Net loss attributable to NI Holdings, Inc.							$(3,587)

Non-GAAP Ratios:
Loss and LAE ratio	64.3%	45.2%	37.1%	n/a	47.3%	27.5%	51.8%
Expense ratio	27.8%	39.5%	27.7%	n/a	50.0%	23.7%	34.3%
Combined ratio	92.1%	84.7%	64.8%	n/a	97.3%	51.1%	86.1%

Balances at March 31, 2020:
Premiums and agents’ balances receivable	$18,657	$10,557	$9,204	$-	$9,254	$611	$48,283
Deferred policy acquisition costs	5,175	4,952	7,124	-	1,504	409	19,164
Reinsurance recoverables	500	-	2,060	600	3,434	1,473	8,067
Receivable from Federal Crop Insurance Corporation	-	-	-	5,240	-	-	5,240
Goodwill and other intangibles	-	2,897	-	-	18,354	-	21,251

Unpaid losses and LAE	19,952	42,000	10,401	3,945	12,248	8,854	97,400
Unearned premiums	28,426	17,260	39,542	-	18,444	2,738	106,410

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

	Three Months Ended March 31,
	2021	2020
Direct premiums written	$72,420	$62,972
Net premiums earned	63,135	58,772
Net income (loss) before non-controlling interest	9,782	(3,555)

	March 31, 2021	December 31, 2020
Total assets	$621,385	$617,603
Shareholders’ equity	352,590	348,872

Marketplace Conditions and Trends

Beginning in March 2020 and continuing throughout the year, the global pandemic associated with the novel coronavirus COVID-19 and related economic conditions impacted the Company’s results of operations. Decreased economic activity limited revenue growth in our personal lines of business during 2020. This was partially offset by reduced loss frequency in our private passenger and non-standard auto segments, primarily during the second and third quarters of 2020.

Vaccinations for COVID-19 are being rolled out at an increasing pace in the United States. The levels of case counts, hospitalizations, and deaths have decreased from 2020, resulting in fewer state health mandates and accelerating economic recovery in many sectors. Congress passed a $1.9 trillion stimulus bill in March 2021, which will result in the receipt of stimulus checks for millions of recipients. This represents the third check for many citizens in the last year. The Federal Reserve remains committed to its current monetary policy, which balances holding the federal funds rate near zero while monitoring increasing expectations around inflation rates. However, the travel and entertainment industries continue to be impacted, and the related economic challenges in the Las Vegas area have adversely impacted our non-standard auto segment by limiting our ability to effectively grow this business. Despite improved overall economic conditions in the United States, we expect to face continued risks associated with the pandemic over the remainder of the year, including unemployment and financial market volatility.

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. A soft cycle is characterized by intense competition resulting in lower pricing in order to compete for business. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing.

We monitor the marketplace both on a geographic and line of business basis. The private passenger marketplace continues to be a very competitive and challenging pricing environment, as a result of recent favorable results and increased competitive pressure in the market. The non-standard auto market also remains competitive with companies seeking to grow this line of business. Two large acquisitions took place in the non-standard auto segment during 2020, indicating that others in the marketplace are recognizing profitable opportunities associated with this segment. As opposed to most personal lines, the commercial multi-peril market in which we participate continues to harden, with accelerating positive rate changes in both liability and especially property during 2020 and into 2021.

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops insured, because the aggregate number of acres planted usually does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the Risk Management Agency (“RMA”), which is a division of the United States Department of Agriculture, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most farmers obtain crop insurance on their plantings each year.

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

Net investment income and net capital gain (loss) on investments

NI Holdings invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, equity securities, and fixed income securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net capital gains and losses on investments are reported separately from net investment income. NI Holdings recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. The Company recognizes changes in unrealized gains and losses on the Company’s investments in equity securities in net income as part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices.

The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income, net of income taxes.

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

Non-GAAP Financial Measures

NI Holdings evaluates its insurance operations in the way it believes will be most meaningful and representative of its business results. Some of these measurements are “non-GAAP financial measures” under Securities and Exchange Commission rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States of America”. While used widely in the property and casualty insurance industry, the non-GAAP financial measures that NI Holdings presents may not be comparable to similarly-named measures reported by other companies. The non-GAAP financial measures described in this section are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, and return on average equity.

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

Net income (loss) and return on average equity

NI Holdings uses net income (loss) to measure its profit and uses return on average equity to measure its effectiveness in utilizing shareholders’ equity to generate net income. In determining return on average equity for a given period, net income (loss) is divided by the average of the beginning and ending shareholders’ equity for that period.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	March 31, 2021	December 31, 2020
Case reserves	$96,085	$89,903
IBNR reserves	15,437	15,847
Liability for unpaid losses and LAE	$111,522	$105,750
Reinsurance recoverables on losses	9,270	8,710
Net unpaid losses and LAE	$102,252	$97,040

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	March 31, 2021
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$16,347	$6,156	$22,503
Non-standard auto	49,854	(9,565)	40,289
Home and farm	8,439	4,218	12,657
Crop	81	15	96
Commercial	16,457	8,990	25,447
All other	4,907	5,623	10,530
Liability for unpaid losses and LAE	$96,085	$15,437	$111,522
Reinsurance recoverables on losses	5,762	3,508	9,270
Net unpaid losses and LAE	$90,323	$11,929	$102,252

	December 31, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,984	$5,327	$20,311
Non-standard auto	50,702	(7,366)	43,336
Home and farm	7,705	4,032	11,737
Crop	756	15	771
Commercial	10,749	8,340	19,089
All other	5,007	5,499	10,506
Liability for unpaid losses and LAE	$89,903	$15,847	$105,750
Reinsurance recoverables on losses	5,102	3,608	8,710
Net unpaid losses and LAE	$84,801	$12,239	$97,040

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of March 31, 2021, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $808.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on net income, after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern as of December 31, 2020, which is deemed consistent with March 31, 2021. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,392)
1%	1,429
3%	4,402
5%	7,540

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on net income, after federal income taxes of 21%, resulting from various changes to the level of case reserves as of December 31, 2020, which is deemed consistent with March 31, 2021. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Case Reserves	Impact on After-Tax Earnings
-10%	$7,102
-5%	3,551
-2%	1,420
+2%	(1,420)
+5%	(3,551)
+10%	(7,102)

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investment gains or losses on equity securities are recorded in net income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment (“OTTI”) is recognized.

NI Holdings evaluates fixed income securities for OTTI at least on a quarterly basis. NI Holdings assesses whether OTTI is present when the fair value of a security is less than its amortized cost. OTTI is considered to have occurred with respect to fixed income securities if (1) an entity intends to sell the security, (2) it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. When assessing whether the cost or amortized cost basis of the security will be recovered, the Company compares the present value of the expected cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the cost or amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the cost of amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is considered to be other-than-temporary. If NI Holdings identifies that an OTTI loss has occurred, it then determines whether it intends to sell the security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the cost or amortized cost basis less any current-period credit losses. If NI Holdings determines that it does not intend to sell, and it is not more likely than not that it will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the OTTI loss will be recognized in other comprehensive income (loss), net of income taxes. If NI Holdings determines that it intends to sell the security, or that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized in earnings.

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

For the three months ended March 31, 2021, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $5,248.

	March 31, 2021	December 31, 2020	Change
Fixed income securities:
Gross unrealized gains	$11,699	$16,801	$(5,102)
Gross unrealized losses	(2,351)	(296)	(2,055)
Net fixed income unrealized gains	9,348	16,505	(7,157)

Equity securities:
Gross unrealized gains	30,566	29,139	1,427
Gross unrealized losses	(908)	(1,390)	482
Net equity unrealized gains	29,658	27,749	1,909

Net unrealized gains	$39,006	$44,254	$(5,248)

The fixed income portion of the portfolio experienced a decrease in net unrealized gains of $7,157 during the three months ended March 31, 2021. This decrease was primarily the result of a steepening yield curve, with 10-year and 30-year U.S. Treasury yields increasing during the quarter. Rates on the short end of the yield curve remain anchored by expectations for a continued accommodative monetary policy stance by the Fed, with 2-year U.S. Treasury yields increasing only slightly during the quarter. The net decrease is reflected directly in shareholders’ equity as a component of accumulated other comprehensive income.

The equity portion of the portfolio experienced an increase in net unrealized gains of $1,909 during the three months ended March 31, 2021, which is attributed to the continuing recovery in the equity markets. Equity market results show expectations of a return to normalcy as travel and leisure sectors have recently risen while stocks benefitting from work-from-home have declined. The net increase is included in net capital gains (losses) on investments on the Company’s Consolidated Statements of Operations.

NI Holdings has evaluated each security and taken into account the severity and duration of any impairment, the current rating on the security (if any), and the outlook for the issuer according to independent analysts. The Company’s fixed income portfolio is managed by Conning Asset Management, who specializes in the handling of insurance company investment portfolios and participates in this evaluation.

For the three months ended March 31, 2021, NI Holdings did not recognize any OTTIs of its investment securities. For the year ended December 31, 2020, NI Holdings did not recognize any OTTIs of its investment securities. Adverse investment market conditions, in addition to poor operating results of underlying investments, could result in impairment charges in the future.

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of the Company’s investments at March 31, 2021 or December 31, 2020.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the three month period ended March 31, 2021 or the year ended December 31, 2020. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

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

As in the case of previous acquisitions, no deferred policy acquisition costs (“DAC”) were recorded in the acquisition of Westminster in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $4,750 and established at the closing date. This VOBA intangible asset was amortized into expense as the acquired unearned premiums are reported into income, in the same way as DAC, and was fully amortized at December 31, 2020. Policy acquisition costs relating to new business written by Westminster were deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Westminster.

At March 31, 2021 and December 31, 2020, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	March 31, 2021	December 31, 2020
Deferred policy acquisition costs	$26,575	$23,968
Liability for unearned premiums	123,458	119,363

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

NI Holdings had gross deferred income tax assets of $8,842 at March 31, 2021 and $8,603 at December 31, 2020, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $931 was maintained at March 31, 2021 and December 31, 2020.

NI Holdings had gross deferred income tax liabilities of $15,762 at March 31, 2021 and $16,429 at December 31, 2020, arising primarily from deferred policy acquisition costs, net unrealized capital gains on investments, and other intangible assets.

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

As of March 31, 2021, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax years 2014 through 2019 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres, commodity prices, and types of crops insured because the rates are established by the RMA rather than individual insurance carriers. The expected loss experience of the MPCI business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which extends into the fourth quarter. However, as was the case in 2020, if the Company experiences a higher than average number of claims early in the risk period, recognition of earned premiums may be accelerated due to the shortened risk period.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in the personal lines of business (private passenger auto and home and farm) are generally written and earned throughout the year based on their coverage periods. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity in the second and third quarters.

Premiums in the commercial lines of business are generally written and earned throughout the year. Losses on this business are also incurred throughout the year, but generally are more frequent during the first and second quarters.

For more information on the Company’s results of operations by segment, see Note 21 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Three Months ended March 31, 2021 and 2020

The consolidated net income for NI Holdings was $9,782 for the three months ended March 31, 2021, compared to net loss of $3,555 for the three months ended March 31, 2020. The major components of NI Holdings’ operating revenues and net income for the two periods were as follows:

	Three Months Ended March 31,
	2021	2020
Revenues:
Net premiums earned	$63,135	$58,772
Fee and other income	317	362
Net investment income	1,536	1,971
Net capital gain (loss) on investments	5,811	(14,919)
Total revenues	$70,799	$46,186

Components of net income (loss):
Net premiums earned	$63,135	$58,772
Losses and loss adjustment expenses	36,889	30,422
Amortization of deferred policy acquisition costs and other underwriting and general expenses	21,238	20,159
Underwriting gain	5,008	8,191
Fee and other income	317	362
Net investment income	1,536	1,971
Net capital gain (loss) on investments	5,811	(14,919)
Income (loss) before income taxes	12,672	(4,395)
Income taxes	2,890	(840)
Net income (loss)	$9,782	$(3,555)

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. The immediate financial impact to the Company was volatility in our investment portfolio and significant declines in fair value on the Company’s equity investments, attributable to the disruption in global financial markets. The Company’s underwriting results, especially in the non-standard auto segment, were impacted during the second and third quarters of 2020 as a result of reduced economic activity.

Vaccinations for COVID-19 are being rolled out at an increasing pace in the United States. The levels of case counts, hospitalizations, and deaths decreased from 2020, resulting in fewer state health mandates and accelerating economic recovery in many sectors. Congress passed a $1.9 trillion stimulus bill in March 2021, which will result in the receipt of stimulus checks for millions of recipients. This represents the third check for many citizens in the last year. The Federal Reserve remains committed to its current monetary policy, which balances holding the federal funds rate near zero while monitoring increasing expectations around inflation rates. However, the travel and entertainment industries continue to be impacted, and the related economic challenges in the Las Vegas area have adversely impacted our non-standard auto business by limiting our ability to effectively grow this business. Despite improved overall economic conditions in the United States, we expect to face continued risks associated with the pandemic over the remainder of the year, including unemployment and financial market volatility.

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended March 31, 2021 increased $4,363, or 7.4%, compared to the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Net premiums earned:
Private passenger auto	$17,498	$17,299
Non-standard auto	13,258	13,151
Home and farm	17,454	17,621
Crop	47	179
Commercial	12,338	7,853
All other	2,540	2,669
Total net premiums earned	$63,135	$58,772

	Three Months Ended March 31,
	2021	2020
Net premiums earned:
Direct premium	$68,743	$62,393
Assumed premium	1,448	1,600
Ceded premium	(7,056)	(5,221)
Total net premiums earned	$63,135	$58,772

Direct premiums earned for the first quarter of 2021 increased $6,350, or 10.2%, from the first quarter of 2020. This increase was primarily driven by growth in our Westminster commercial business.

Assumed premiums earned, which represents our participation in the assumed domestic and international business in our all other segment, decreased slightly. Ceded premiums earned increased $1,835, reflecting an increase in our overall reinsurance coverage limits and the growth in our business.

Direct premiums written for the three months ended March 31, 2021 were $72,420, compared to $62,972 a year ago. This increase was driven by growth in both our Westminster commercial business and non-standard auto business. Personal lines of business (private passenger auto, home and farm) also grew due to continued growth in South Dakota and modest growth in North Dakota, while premiums in Nebraska were flat. We anticipate that commercial written premium growth will remain strong over the remainder of 2021, while continued growth in the non-standard auto business is more unpredictable due to the factors associated with the pandemic and related economic implications.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended March 31, 2021 increased $6,467, or 21.3%, compared to the three months ended March 31, 2020. As a result, the Company’s loss and LAE ratio also increased.

	Three Months Ended March 31,
	2021	2020
Net losses and LAE:
Private passenger auto	$12,254	$11,129
Non-standard auto	4,800	5,940
Home and farm	7,632	6,538
Crop	561	2,367)
Commercial	10,399	3,715
All other	1,243	733
Total net losses and LAE	$36,889	$30,422

	Three Months Ended March 31,
	2021	2020
Net losses and LAE:
Direct losses and LAE	$37,578	$33,892
Assumed losses and LAE	948	308
Ceded losses and LAE	(1,637)	(3,778)
Total net losses and LAE	$36,889	$30,422

	Three Months Ended March 31,
	2021	2020
Loss and LAE ratio:
Private passenger auto	70.0%	64.3%
Non-standard auto	36.2%	45.2%
Home and farm	43.7%	37.1%
Crop	n/a	n/a
Commercial	84.3%	47.3%
All other	48.9%	27.5%
Total loss and LAE ratio	58.4%	51.8%

The Company’s loss and LAE experience increased year-over-year across most segments of the Company.

Losses increased modestly year-over-year in private passenger auto, while non-standard auto reported better than normal loss experience. In home and farm, losses and LAE increased modestly due to more weather activity in 2021.

The commercial segment experienced a higher than expected first quarter 2021 loss ratio due to an elevated number of fires and slip-and-fall claims due to the winter weather on the east coast. Most of these losses fell beneath the reinsurance retention limit, resulting in a decrease in ceded losses and LAE.

The first quarter 2020 results for our crop business included unfavorable loss development of $2,367 on a net basis from the 2019 crop season. For the first quarter of 2021, the crop segment includes $561 of net unfavorable loss development due primarily to late development within a moisture index component of the federal crop program.

During the three months ended March 31, 2021, reported losses and LAE included $2,523 of net unfavorable development on prior accident years, compared to $510 of net unfavorable development on prior accident years during the three months ended March 31, 2020. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $1,079, or 5.4%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Underlying expenses	$23,845	$23,924
Deferral of policy acquisition costs	(16,194)	(13,152)
Other underwriting and general expenses	7,651	10,772
Amortization of deferred policy acquisition costs	13,587	9,387
Total reported expenses	$21,238	$20,159

Underlying expenses were $79 lower in the three months ended March 31, 2021 compared to a year ago. Acquisition costs related to the increase in direct written premiums were offset by reduced consulting fees and amortization of other intangibles.

Expense deferrals were $3,042 higher in the three months ended March 31, 2021 compared to 2020, while amortization of those costs was $4,200 higher in 2021. The increase in amortization is partly attributable to the increase in commercial business sold throughout 2020.

The expense ratio of 33.6% for the three months ended March 31, 2020 was 0.7 percentage points lower than the expense ratio in the first quarter of 2020, as premium growth outpaced expenses.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended March 31,
	2021	2020
Underwriting gain (loss):
Private passenger auto	$(115)	$1,360
Non-standard auto	4,044	2,014
Home and farm	4,211	6,194
Crop	(1,050)	(2,890)
Commercial	(2,676)	209
All other	594	1,304
Total underwriting gain	$5,008	$8,191

	Three Months Ended March 31,
	2021	2020
Combined ratio:
Private passenger auto	100.7%	92.1%
Non-standard auto	69.5%	84.7%
Home and farm	75.9%	64.8%
Crop	n/a	n/a
Commercial	121.7%	97.3%
All other	76.6%	51.1%
Total combined ratio	92.1%	86.1%

The gain from underwriting operations for the three months ended March 31, 2021 decreased $3,183 when compared to 2020.

The combined ratio for the private passenger auto segment increased 8.6 percentage points year-over-year. Losses and LAE experience increased due to a higher frequency of losses. Non-standard auto’s combined ratio decreased due to improved loss experience.

The combined ratio for the home and farm segment deteriorated as North Dakota’s loss experience returned to more normal levels after a very favorable winter in 2020. For the commercial segment, Westminster’s loss experience included an elevated number of fire losses as well as slip-and-fall claims due to ice and snow during the first quarter of 2021.

For the crop segment, the underwriting results improved due to less unfavorable loss reserve development compared to a year ago. The combined ratios are not meaningful for first quarter in the crop segment due to the lack of earned premiums.

Fee and Other Income

NI Holdings had fee and other income of $317 for the three months ended March 31, 2021, compared to $362 for the three months ended March 31, 2020. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased slightly to $332 for the three months ended March 31, 2021 from $329 for the three months ended March 31, 2020.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2021	2020
Average cash and invested assets	$494,914	$418,452

Gross investment income	$2,433	$2,800
Investment expenses	897	829
Net investment income	$1,536	$1,971

Gross return on average cash and invested assets	2.0%	2.7%
Net return on average cash and invested assets	1.2%	1.9%

Investment income, net of investment expense, decreased $435 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease is attributable to the temporary amount of invested assets placed in cash and short term equivalents during the current period, due to the movement of funds between insurance subsidiaries while implementing the intercompany reinsurance pooling agreement, as well as lower reinvestment rates. The weighted average gross yield on invested assets decreased to 2.0% in 2021 from 2.7% in 2020.

As of March 31, 2021, our overall book yield for our combined fixed income and equity portfolio was 2.4%. The average duration was 4.2 years at March 31, 2021.

The decline in the Company’s investment yields is driven by a combination of factors, including a persistent low reinvestment rate environment, ongoing maturities of existing holdings with high embedded yields, and significant cash inflows to the investment portfolio from the Company’s business operations. The dividend yield of the Company’s equity portfolio also declined given the ongoing rally in U.S. equity markets.

Net Capital Gain (Loss) on Investments

NI Holdings had realized capital gains on investment of $3,902 for the three months ended March 31, 2021, compared to gains of $1,015 for the three months ended March 31, 2020.

NI Holdings reported a net gain of $1,909 attributed to the change in unrealized appreciation of its equity securities for the three months ended March 31, 2021, compared to a net loss of $15,934 for the three months ended March 31, 2020.

NI Holdings has evaluated each fixed income security in a loss position and taken into account the severity and duration of any potential impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company recorded no OTTIs in the three months ended March 31, 2021 and 2020.

The Company’s fixed income securities and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At March 31, 2021, the Company had net unrealized gains on fixed income securities of $9,348 and net unrealized gains on equity securities of $29,658. At December 31, 2020, the Company had net unrealized gains on fixed income securities of $16,505 and net unrealized gains on equity securities of $27,749.

Strong U.S. retail sales and durable goods reports led to a sharp increase in first quarter Gross Domestic Product growth estimates. The steepening yield curve has received much attention during the first quarter. However, rates for two years and shorter remain anchored. Equity market results show expectations of a return to normalcy as travel and leisure sectors have recently risen while stocks benefitting from work-from-home have declined. Core inflation numbers are expected to move above 2% due to comparisons with weak prices during the initial lockdown in first quarter 2020. This is likely to be transitory as many believe there is too much slack in the economy to envision a scenario of substantially higher inflation this year.

Income (Loss) before Income Taxes

For the three months ended March 31, 2021, NI Holdings had pre-tax income of $12,672 compared to pre-tax loss of $4,395 for the three months ended March 31, 2020. The increase in pre-tax results was largely attributable to the $17,843 fluctuation in the change in net unrealized gains in our equity portfolio between the first quarter of 2021 and 2020, partially offset by the decrease in first quarter 2021 underwriting results.

Income Tax Expense (Benefit)

NI Holdings recorded income tax expense of $2,890 for the three months ended March 31, 2021, compared to income tax benefit of $840 for the three months ended March 31, 2020. A portion of income taxes relates to state income taxes primarily for the state of Illinois. Our effective tax rate for the first quarter of 2021 was 22.8% compared to an effective tax rate of 19.1% for the first quarter of 2020.

Net Income (Loss)

For the three months ended March 31, 2021, NI Holdings had net income before non-controlling interest of $9,782 compared to net loss of $3,555 for the three months ended March 31, 2020. This increase in net income was primarily attributable to the fluctuation in the change in net unrealized gains in our equity portfolio between the first quarter of 2021 and 2020, partially offset by the decrease in first quarter 2021 underwriting results.

Return on Average Equity

For the three months ended March 31, 2021, NI Holdings had annualized return on average equity, after non-controlling interest, of 11.2% compared to annualized return on average equity, after non-controlling interest, of -4.7% for the three months ended March 31, 2020. Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	March 31, 2021	December 31, 2020
Assets:
Cash and investments	$495,465	$494,363
Premiums and agents’ balances receivable	49,325	48,523
Deferred policy acquisition costs	26,575	23,968
Receivable from Federal Crop Insurance Corporation	5,182	6,646
Property and equipment	9,843	9,899
Goodwill and other intangibles	18,076	18,194
Other assets	16,919	16,010
Total assets	$621,385	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$111,522	$105,750
Unearned premiums	123,458	119,363
Westminster consideration payable	12,720	19,287
Other liabilities	21,095	24,331
Total liabilities	268,795	268,731

Shareholders’ equity	352,590	348,872
Total liabilities and shareholders’ equity	$621,385	$617,603

At March 31, 2021, NI Holdings’ total assets increased by $3,782, or 0.6%, from December 31, 2020.

At March 31, 2021, total liabilities increased by $64 from December 31, 2020. Unpaid losses and loss adjustment expenses increased due to higher loss experience during the first quarter of 2021. Unearned premiums increased due to an increase in direct written premiums. The first installment of $6,667 was paid to the former shareholder of Westminster. Other liabilities decreased due to payment of employee and agent bonuses.

Total shareholders’ equity increased by $3,718, or 1.1%, during the three months ended March 31, 2021. The increase in equity reflects a consolidated net income of $9,782 for the three-month period, share repurchases of $596, and lower fair values of our fixed income securities.

Liquidity and Capital Resources

NI Holdings generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our initial public offering (“IPO”), which we planned to use for strategic acquisitions.

In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first installment was paid during the first quarter of 2021.

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

The change in cash and cash equivalents for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net cash flows from operating activities	$10,794	$3,616
Net cash flows from investing activities	(51,439)	(7,578)
Net cash flows from financing activities	(7,749)	(1,533)
Net decrease in cash and cash equivalents	$(48,394)	$(5,495)

For the three months ended March 31, 2021, net cash provided by operating activities totaled $10,794 compared to $3,616 a year ago. This increase was driven by consolidated net income of $9,782 for the three months ended March 31, 2021 compared to consolidated net loss of $3,555 for the same period a year ago. An increase in amortization of deferred acquisition costs and an increase in unpaid losses and LAE, offset by a net decrease in unrealized gains on equity investments, also contributed to the increase when evaluating net cash from operating activities.

For the three months ended March 31, 2021, net cash used by investing activities totaled $51,439 compared to $7,578 a year ago. In the first quarter of 2021, the Company invested excess cash generated from operations and the implementation of the intercompany pooling reinsurance agreement into longer term investments.

For the three months ended March 31, 2021, net cash used by financing activities totaled $7,749 compared to $1,533 a year ago. The Company paid the first installment of $6,667 of the additional consideration for Westminster during the first quarter of 2021. The Company repurchased shares of its own common stock for $596 during the first quarter of 2021, compared to $1,502 during 2020.

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

The amount available for payment of dividends from Nodak Insurance to us during 2021 without the prior approval of the North Dakota Insurance Department is approximately $21,628 based upon the policyholders’ surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2021. The Nodak Insurance Board of Directors declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the policyholders’ surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2021 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first installment was paid during the first quarter of 2021. The Company anticipates using the net proceeds from the IPO to satisfy these obligations.

From time to time, the Company may also repurchase its own stock. These repurchases may be used to satisfy its obligations under the equity incentive plans or may be done for other reasons. To date, the Company has used the net proceeds from the IPO to fund these buyback programs.

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization. During the three months ended March 31, 2021, we repurchased an additional 32,326 shares of our common stock for $596.

Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1-31, 2021	10,879	$16.82	10,879	$2,579
February 1-28, 2021	1,140	17.02	1,140	2,559
March 1-31, 2021	20,307	19.35	20,307	2,166
Total	32,326	$18.42	32,326	$2,166

(1)

Shares purchased pursuant to the May 4, 2020 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
10.1 #	Form of Time-Based Restricted Stock Unit Agreement for Executives

10.2 #	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian R. Doom
Brian R. Doom
Chief Financial Officer (Principal Financial and Accounting Officer)