Form 10-Q
period 2021-06-30
NI Holdings, Inc.
filed 2021-08-04
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s common stock outstanding on July 31, 2021 was 21,285,433. No preferred shares are issued or outstanding.

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

•

“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;

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

The forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K (“2020 Annual Report”) that could affect the actual outcome of future events.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and cash equivalents	$61,223	$101,077
Fixed income securities, at fair value	369,738	320,410
Equity securities, at fair value	78,368	69,952
Other investments	2,071	2,924
Total cash and investments	511,400	494,363

Premiums and agents' balances receivable	84,463	48,523
Deferred policy acquisition costs	29,657	23,968
Reinsurance premiums receivable	-	93
Reinsurance recoverables on losses	24,574	8,710
Income tax recoverable	2,549	-
Accrued investment income	2,476	2,141
Property and equipment	9,971	9,899
Receivable from Federal Crop Insurance Corporation	17,191	6,646
Goodwill and other intangibles	17,958	18,194
Other assets	8,186	5,066
Total assets	$708,425	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$152,340	$105,750
Unearned premiums	161,592	119,363
Reinsurance premiums payable	2,646	-
Income tax payable	-	754
Deferred income taxes	8,046	8,757
Westminster consideration payable	12,820	19,287
Accrued expenses and other liabilities	20,042	14,820
Total liabilities	357,486	268,731

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2021 – 21,302,167 shares, 2020 – 21,318,638 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional paid-in capital	96,729	97,911
Unearned employee stock ownership plan shares	(1,427)	(1,427)
Retained earnings	265,816	258,741
Accumulated other comprehensive income, net of income taxes	9,556	12,840
Treasury stock, at cost, 2021 – 1,555,093 shares, 2020 – 1,538,622 shares	(24,403)	(23,968)
Non-controlling interest	4,438	4,545
Total shareholders’ equity	350,939	348,872

Total liabilities and shareholders’ equity	$708,425	$617,603

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$76,281	$82,006	$139,416	$140,778
Fee and other income	520	446	837	808
Net investment income	1,710	2,018	3,246	3,989
Net capital gain (loss) on investments	4,701	11,197	10,512	(3,722)
Total revenues	83,212	95,667	154,011	141,853

Expenses:
Losses and loss adjustment expenses	62,918	52,364	99,807	82,786
Amortization of deferred policy acquisition costs	19,886	14,829	33,473	24,216
Other underwriting and general expenses	3,703	4,796	11,354	15,568
Total expenses	86,507	71,989	144,634	122,570

Income (loss) before income taxes	(3,295)	23,678	9,377	19,283
Income tax expense (benefit)	(561)	4,911	2,329	4,071
Net income (loss)	(2,734)	18,767	7,048	15,212
Net income (loss) attributable to non-controlling interest	(90)	34	23	66
Net income (loss) attributable to NI Holdings, Inc.	$(2,644)	$18,733	$7,025	$15,146

Earnings (loss) per common share:
Basic	$(0.12)	$0.86	$0.33	$0.69
Diluted	$(0.12)	$0.85	$0.32	$0.68

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,464,840	21,886,930	21,463,747	22,052,501
Plus: Dilutive securities	-	138,293	224,312	129,772
Weighted average common shares used in diluted per common share calculations	21,464,840	22,025,223	21,688,059	22,182,273

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(2,644)	$(90)	$(2,734)	$7,025	$23	$7,048

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	3,032	128	3,160	(3,731)	(165)	(3,896)
Reclassification adjustment for net realized capital gain included in net income (loss)	(325)	-	(325)	(426)	-	(426)
Other comprehensive income (loss), before income taxes	2,707	128	2,835	(4,157)	(165)	(4,322)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(568)	(27)	(595)	873	35	908
Other comprehensive income (loss), net of income taxes	2,139	101	2,240	(3,284)	(130)	(3,414)

Comprehensive income (loss)	$(505)	$11	$(494)	$3,741	$(107)	$3,634

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$18,733	$34	$18,767	$15,146	$66	$15,212

Other comprehensive income, before income taxes:
Holding gains on investments	11,269	194	11,463	6,813	108	6,921
Reclassification adjustment for net realized capital gain included in net income	(88)	(5)	(93)	(145)	(10)	(155)
Other comprehensive income, before income taxes	11,181	189	11,370	6,668	98	6,766
Income tax expense related to items of other comprehensive income	(2,348)	(40)	(2,388)	(1,400)	(21)	(1,421)
Other comprehensive income, net of income taxes	8,833	149	8,982	5,268	77	5,345

Comprehensive income	$27,566	$183	$27,749	$20,414	$143	$20,557

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2021	$230	$96,511	$(1,427)	$268,444	$7,417	$(23,012)	$4,427	$352,590

Net loss	-	-	-	(2,644)	-	-	(90)	(2,734)
Other comprehensive income, net of income taxes	-	-	-	-	2,139	-	101	2,240
Purchase of treasury stock	-	-	-	-	-	(1,671)	-	(1,671)
Share-based compensation	-	516	-	-	-	-	-	516
Issuance of vested award shares	-	(298)	-	16	-	280	-	(2)
Balance, June 30, 2021	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2021	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income	-	-	-	7,025	-	-	23	7,048
Other comprehensive loss, net of income taxes	-	-	-	-	(3,284)	-	(130)	(3,414)
Purchase of treasury stock	-	-	-	-	-	(2,267)	-	(2,267)
Share-based compensation	-	1,188	-	-	-	-	-	1,188
Issuance of vested award shares	-	(2,370)	-	50	-	1,832	-	(488)
Balance, June 30, 2021	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2020	$230	$96,374	$(1,671)	$214,811	$2,047	$(13,459)	$3,459	$301,791

Net income	-	-	-	18,733	-	-	34	18,767
Other comprehensive income, net of income taxes	-	-	-	-	8,833	-	149	8,982
Purchase of treasury stock	-	-	-	-	-	(5,281)	-	(5,281)
Share-based compensation	-	464	-	-	-	-	-	464
Issuance of vested award shares	-	(177)	-	(46)	-	223	-	-
Balance, June 30, 2020	$230	$96,661	$(1,671)	$233,498	$10,880	$(18,517)	$3,642	$324,723

Six Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income	-	-	-	15,146	-	-	66	15,212
Other comprehensive income, net of income taxes	-	-	-	-	5,268	-	77	5,345
Purchase of treasury stock	-	-	-	-	-	(6,783)	-	(6,783)
Share-based compensation	-	1,177	-	-	-	-	-	1,177
Issuance of vested award shares	-	(477)	-	(128)	-	574	-	(31)
Balance, June 30, 2020	$230	$96,661	$(1,671)	$233,498	$10,880	$(18,517)	$3,642	$324,723

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,048	$15,212
Adjustments to reconcile net income to net cash flows from operating activities:
Net capital (gain) loss on investments	(10,512)	3,722
Deferred income tax expense (benefit)	197	(972)
Depreciation of property and equipment	341	365
Amortization of intangibles	236	3,711
Share-based compensation	1,188	1,177
Amortization of deferred policy acquisition costs	33,473	24,216
Deferral of policy acquisition costs	(39,162)	(33,021)
Net amortization of premiums and discounts on investments	1,024	557
Loss on sale of property and equipment	4	8
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(35,940)	(43,138)
Reinsurance premiums receivable / payable	2,739	(2,269)
Reinsurance recoverables on losses	(15,864)	(4,203)
Accrued investment income	(335)	(90)
Receivable from Federal Crop Insurance Corporation	(10,545)	1,936
Income tax recoverable / payable	(3,303)	2,142
Other assets	(3,120)	119
Unpaid losses and loss adjustment expenses	46,590	14,196
Unearned premiums	42,229	31,325
Accrued expenses and other liabilities	5,420	6,810
Net cash flows from operating activities	21,708	21,803

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	35,483	45,539
Proceeds from sales of equity securities	17,247	9,429
Purchases of fixed income securities	(89,729)	(51,944)
Purchases of equity securities	(15,559)	(11,207)
Purchases of property and equipment	(417)	(443)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	-	(703)
Proceeds from sale of other investments and other	835	66
Net cash flows from investing activities	(52,140)	(9,263)

Cash flows from financing activities:
Purchases of treasury stock	(2,267)	(6,783)
Installment payment on Westminster consideration payable	(6,667)	-
Issuance of restricted stock awards	(488)	(31)
Net cash flows from financing activities	(9,422)	(6,814)

Net (decrease) increase in cash and cash equivalents	(39,854)	5,726

Cash and cash equivalents at beginning of period	101,077	62,132

Cash and cash equivalents at end of period	$61,223	$67,858

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$-	$18,787

Federal and state income taxes paid	$5,435	$2,900

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

•

Direct Auto Insurance Company (“Direct Auto”); and

•

Westminster American Insurance Company (“Westminster”).

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and benefits from a strong marketing affiliation with the North Dakota Farm Bureau (“NDFB”). Nodak Insurance specializes in providing private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages.

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

Westminster, a wholly-owned subsidiary of NI Holdings, is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement. The financial results of Westminster have been included in the Consolidated Financial Statements herein since January 1, 2020. See Note 3.

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

2.Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

The preparation of the interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Consolidated Financial Statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. The terms “we”, “us”, “our”, or “the Company” as used herein refer to the consolidated entity.

Our 2020 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation process described in the 2020 Annual Report were consistently applied to the Unaudited Consolidated Financial Statements for the six month period ended June 30, 2021.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

3.Acquisition of Westminster American Insurance Company

On January 1, 2020, the Company completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of the Company. Westminster is a property and casualty insurance company specializing in commercial multi-peril insurance in nine states and the District of Columbia.

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

The fair value of the assets acquired included premiums and agents’ balances receivable of $8,507 and reinsurance

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which are anticipated to be uncollectible. The Company did not acquire any other material receivables as a result of the acquisition of Westminster.

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and value of business acquired (“VOBA”) intangible assets were $6,700, $1,800, $500, and $4,750, respectively. The state insurance license intangible has an indefinite life, while the other intangible assets will be amortized over useful lives of up to twenty years. The goodwill is not deductible for income tax purposes.

The first installment of the additional consideration was paid during the first quarter of 2021.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

4.Investments

The amortized cost and estimated fair value of fixed income securities as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$14,173	$664	$(80)	$14,757
Obligations of states and political subdivisions	68,951	3,133	(122)	71,962
Corporate securities	154,666	6,543	(441)	160,768
Residential mortgage-backed securities	40,992	1,019	(107)	41,904
Commercial mortgage-backed securities	29,466	1,367	(14)	30,819
Asset-backed securities	49,307	352	(131)	49,528
Total fixed income securities	$357,555	$13,078	$(895)	$369,738

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$1,055	$(6)	$14,383
Obligations of states and political subdivisions	61,001	3,278	(35)	64,244
Corporate securities	119,826	8,755	(147)	128,434
Residential mortgage-backed securities	35,017	1,478	(1)	36,494
Commercial mortgage-backed securities	23,976	1,700	(21)	25,655
Asset-backed securities	50,751	535	(86)	51,200
Total fixed income securities	$303,905	$16,801	$(296)	$320,410

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	June 30, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$22,016	$22,264
After one year through five years	79,331	83,012
After five years through ten years	91,414	94,945
After ten years	45,029	47,266
Mortgage / asset-backed securities	119,765	122,251
Total fixed income securities	$357,555	$369,738

	December 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,722	$17,933
After one year through five years	86,709	91,457
After five years through ten years	59,408	64,987
After ten years	30,322	32,684
Mortgage / asset-backed securities	109,744	113,349
Total fixed income securities	$303,905	$320,410

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $8,059 at June 30, 2021 and $6,093 at December 31, 2020, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities were as follows:

	June 30, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,758	$(80)	$-	$-	$2,758	$(80)
Obligations of states and political subdivisions	8,264	(122)	-	-	8,264	(122)
Corporate securities	33,910	(433)	405	(8)	34,315	(441)
Residential mortgage-backed securities	11,289	(107)	-	-	11,289	(107)
Commercial mortgage-backed securities	2,140	(14)	-	-	2,140	(14)
Asset-backed securities	13,220	(120)	1,235	(11)	14,455	(131)
Total fixed income securities	$71,581	$(876)	$1,640	$(19)	$73,221	$(895)

	December 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$931	$(6)	$-	$-	$931	$(6)
Obligations of states and political subdivisions	1,806	(35)	-	-	1,806	(35)
Corporate securities	3,215	(97)	734	(50)	3,949	(147)
Residential mortgage-backed securities	68	(1)	-	-	68	(1)
Commercial mortgage-backed securities	1,103	(21)	-	-	1,103	(21)
Asset-backed securities	5,785	(31)	4,188	(55)	9,973	(86)
Total fixed income securities	$12,908	$(191)	$4,922	$(105)	$17,830	$(296)

Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized capital loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss).

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The Company did not record any other-than-temporary impairments during the three or six month periods ended June 30, 2021 and 2020.

As of June 30, 2021, we held 145 fixed income securities with unrealized losses. As of December 31, 2020, we held 67 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed income securities	$2,112	$2,281	$4,123	$4,590
Equity securities	280	300	545	625
Real estate	157	124	313	270
Cash and cash equivalents	1	6	2	26
Total gross investment income	2,550	2,711	4,983	5,511
Investment expenses	840	693	1,737	1,522
Net investment income	$1,710	$2,018	$3,246	$3,989

Net capital gain (loss) on investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains:
Fixed income securities	$331	$392	$441	$477
Equity securities	2,605	735	6,520	2,250
Total gross realized gains	2,936	1,127	6,961	2,727

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(6)	(300)	(14)	(323)
Equity securities	(55)	(457)	(170)	(1,019)
Total gross realized losses, excluding other-than-temporary impairment losses	(61)	(757)	(184)	(1,342)

Net realized gain on investments	2,875	370	6,777	1,385

Change in net unrealized gain on equity securities	1,826	10,827	3,735	(5,107)
Net capital gain (loss) on investments	$4,701	$11,197	$10,512	$(3,722)

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

5.Fair Value Measurements

We maximize the use of observable inputs in our valuation techniques and apply unobservable inputs only to the extent that observable inputs are unavailable. The largest class of assets and liabilities carried at fair value by the Company at June 30, 2021 and December 31, 2020 were fixed income securities.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

Our available-for-sale investments are comprised of a variety of different securities, which are classified into levels based on the valuation technique and inputs used in their valuation. The valuation of money market funds classified as cash equivalents and equity securities are generally based on Level I inputs, which use the market approach valuation technique. The valuation of fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified as Level III at June 30, 2021 or December 31, 2020.

The following tables set forth our assets which are measured at fair value on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2021
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,757	$-	$14,757	$-
Obligations of states and political subdivisions	71,962	-	71,962	-
Corporate securities	160,768	-	160,768	-
Residential mortgage-backed securities	41,904	-	41,904	-
Commercial mortgage-backed securities	30,819	-	30,819	-
Asset-backed securities	49,528	-	49,528	-
Total fixed income securities	369,738	-	369,738	-

Equity securities:
Basic materials	1,066	1,066	-	-
Communications	8,033	8,033	-	-
Consumer, cyclical	11,047	11,047	-	-
Consumer, non-cyclical	16,298	16,298	-	-
Energy	2,089	2,089	-	-
Financial	6,841	6,841	-	-
Industrial	15,088	15,088	-	-
Technology	17,809	17,809	-	-
Utility	97	97
Total equity securities	78,368	78,368	-	-

Cash equivalents	42,197	42,197	-	-
Total assets at fair value	$490,303	$120,565	$369,738	$-

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	December 31, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,383	$-	$14,383	$-
Obligations of states and political subdivisions	64,244	-	64,244	-
Corporate securities	128,434	-	128,434	-
Residential mortgage-backed securities	36,494	-	36,494	-
Commercial mortgage-backed securities	25,655	-	25,655	-
Asset-backed securities	51,200	-	51,200	-
Total fixed income securities	320,410	-	320,410	-

Equity securities:
Basic materials	1,285	1,285	-	-
Communications	7,455	7,455	-	-
Consumer, cyclical	9,929	9,929	-	-
Consumer, non-cyclical	14,633	14,633	-	-
Energy	1,499	1,499	-	-
Financial	6,235	6,235	-	-
Industrial	12,733	12,733	-	-
Technology	16,145	16,145	-	-
Utility	38	38
Total equity securities	69,952	69,952	-	-

Cash equivalents	65,354	65,354	-	-
Total assets at fair value	$455,716	$135,306	$320,410	$-

There were no liabilities measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

6.Reinsurance

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

As a group, during the six month period ended June 30, 2021, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $117,000 in excess of its $10,000 retained risk. During the year ended December 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$125,552	$87,059	$197,972	$155,802
Assumed premium	3,576	3,516	5,026	4,964
Ceded premium	(26,203)	(14,294)	(33,317)	(21,350)
Net premiums	$102,925	$76,281	$169,681	$139,416

Percentage of assumed earned premium to direct earned premium		4.0%		3.2%

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$112,759	$82,452	$175,731	$144,845
Assumed premium	2,702	2,683	4,302	4,283
Ceded premium	(2,731)	(3,129)	(7,901)	(8,350)
Net premiums	$112,730	$82,006	$172,132	$140,778

Percentage of assumed earned premium to direct earned premium		3.3%		3.0%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct losses and loss adjustment expenses	$76,599	$59,375	$114,177	$93,267
Assumed losses and loss adjustment expenses	1,960	794	2,908	1,102
Ceded losses and loss adjustment expenses	(15,641)	(7,805)	(17,278)	(11,583)
Net losses and loss adjustment expenses	$62,918	$52,364	$99,807	$82,786

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

If 100% of our ceded reinsurance was cancelled as of June 30, 2021 or December 31, 2020, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

7.Deferred Policy Acquisition Costs

Activity with regards to our deferred policy acquisition costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$26,575	$19,164	$23,968	$15,399
Deferral of policy acquisition costs	22,968	19,869	39,162	33,021
Amortization of deferred policy acquisition costs	(19,886)	(14,829)	(33,473)	(24,216)
Balance, end of period	$29,657	$24,204	$29,657	$24,204

8.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$105,750	$93,250
Reinsurance recoverables on losses	8,710	4,045
Net balance at beginning of period	97,040	89,205

Acquired unpaid losses and loss adjustment expenses related to:
Current year	-	-
Prior years	-	8,568
Total incurred	-	8,568

Incurred related to:
Current year	102,004	85,318
Prior years	(2,197)	(2,532)
Total incurred	99,807	82,786

Paid related to:
Current year	40,664	33,194
Prior years	28,417	40,362
Total paid	69,081	73,556

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	152,340	116,014
Reinsurance recoverables on losses	24,574	9,011
Net balance at end of period	$127,766	$107,003

During the six months ended June 30, 2021, the Company’s reported incurred losses and LAE included $2,197 of net favorable development on prior accident years, compared to $2,532 of net favorable development on prior accident years during the six months ended June 30, 2020. Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

9.Property and Equipment

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020	Estimated Useful Life
Cost:
Real estate	$15,327	$15,313	10-31 years
Electronic data processing equipment	1,547	1,271	5-7 years
Furniture and fixtures	2,908	2,867	5-7 years
Automobiles	1,271	1,275	2-3 years
Gross cost	21,053	20,726

Accumulated depreciation	(11,082)	(10,827)
Total property and equipment, net	$9,971	$9,899

Depreciation expense was $171 and $178 for the three months ended June 30, 2021 and 2020, respectively, and $341 and $365 for the six months ended June 30, 2021 and 2020, respectively.

10.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	June 30, 2021	December 31, 2020
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

June 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$216	$532
Distribution network	6,700	558	6,142
Total subject to amortization	7,448	774	6,674

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$774	$8,574

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$166	$582
Distribution network	6,700	372	6,328
Total subject to amortization	7,448	538	6,910

Not subject to amortization – state insurance license	1,900	-	1,900
Total	$9,348	$538	$8,810

Amortization expense was $118 and $1,829 for the three months ended June 30, 2021 and 2020, respectively, and $236 and $3,711 for the six months ended June 30, 2021 and 2020, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of June 30, 2021, the estimated amortization of other intangible assets with finite lives for the next five years in the period ended December 31, 2025, and thereafter is as follows:

Year ending December 31,	Amount
2021	$236
2022	472
2023	455
2024	422
2025	422
Thereafter	4,667
Total other intangible assets with finite lives	$6,674

11.Related Party Transactions

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

For the six months ended June 30, 2021 and the year ended December 31, 2020, the pooling share percentages by insurance company subsidiary were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $395 and $393 during the three months ended June 30, 2021 and 2020, respectively, and $732 and $729 for the six months ended June 30, 2021 and 2020, respectively. Royalty amounts payable of $144 and $113 were accrued as a liability to the NDFB at June 30, 2021 and December 31, 2020, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2021 without the prior approval of the North Dakota Insurance Department is $21,628 based upon the surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2021. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the six months ended June 30, 2021 or the year ended December 31, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$5,427	$6,055
Investments	10,656	5,543
Premiums and agents’ balances receivable	5,023	4,738
Deferred policy acquisition costs	593	479
Pooling receivable (1)	-	920
Reinsurance recoverables on losses (2)	6,506	5,646
Accrued investment income	54	27
Deferred income tax asset	129	101
Property and equipment	331	337
Other assets	49	49
Total assets	$28,768	$23,895

Liabilities:
Unpaid losses and loss adjustment expenses	$3,332	$2,445
Unearned premiums	2,707	2,381
Notes payable (1)	3,000	3,000
Reinsurance losses payable (2)	10,740	11,221
Pooling payable (1)	4,092	-
Accrued expenses and other liabilities	459	303
Total liabilities	24,330	19,350

Equity:
Non-controlling interest	4,438	4,545
Total equity	4,438	4,545

Total liabilities and equity	$28,768	$23,895

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$1,832	$-	$3,095	$-
Fee and other income (expense)	1	2	(2)	-
Net investment income	15	37	23	76
Net capital gain on investments	-	4	-	9
Total revenues	1,848	43	3,116	85

Expenses:
Losses and loss adjustment expenses	1,531	-	2,269	-
Amortization of deferred policy acquisition costs	397	-	669	-
Other underwriting and general expenses	31	-	147	-
Total expenses	1,959	-	3,085	-

Income (loss) before income taxes	(111)	43	31	85
Income tax expense (benefit)	(21)	9	8	19
Net income (loss)	$(90)	$34	$23	$66

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

12.Benefit Plans

Nodak Insurance sponsors a money purchase plan that covers all eligible employees. Plan costs are funded annually as they are earned. Nodak Insurance reported expenses related to the money purchase plan totaling $270 and $202 during the three months ended June 30, 2021 and 2020, respectively, and $539 and $403 during the six months ended June 30, 2021 and 2020, respectively.

Nodak Insurance also sponsors a 401(k) plan with an automatic contribution to all eligible employees and a matching contribution for eligible employees of 50% up to 3% of eligible compensation. Primero, Direct Auto, and Westminster also sponsor 401(k) plans. The Company reported expenses related to the 401(k) plans totaling $175 and $162 during the three months ended June 30, 2021 and 2020, respectively, and $347 and $325 during the six months ended June 30, 2021 and 2020, respectively. All fees associated with the plans are deducted from the eligible employee accounts.

The Board of Directors has authorized a non-qualified deferred compensation plan covering key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $149 and $14 during the three months ended June 30, 2021 and 2020, respectively, and $567 and $28 during the six months ended June 30, 2021 and 2020, respectively.

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

The Company recognized compensation expense of $117 and $83 during the three months ended June 30, 2021 and 2020, respectively, related to the ESOP, and $226 and $172 during the six months ended June 30, 2021 and 2020, respectively.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Through June 30, 2021 and December 31, 2020, the Company had released and allocated 97,260 ESOP shares to participants, with a remainder of 142,740 ESOP shares in suspense at June 30, 2021 and December 31, 2020. Using the Company’s quarter-end market price of $19.01 per share, the fair value of the unearned ESOP shares was $2,713 at June 30, 2021.

13.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the six months ended June 30, 2021, or the year ended December 31, 2020. This line of credit is scheduled to expire on January 30, 2022.

14.Income Taxes

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

At June 30, 2021 and December 31, 2020, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three or six month periods ended June 30, 2021 or 2020.

At June 30, 2021 and December 31, 2020, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

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

15.Operating Leases

Our Primero subsidiary leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Our Direct Auto subsidiary leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Our Nodak Insurance subsidiary leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $63 and $94 related to these leases during the three months ended June 30, 2021 and 2020, respectively, and $124 and $183 related to these leases during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, we have minimum future commitments under non-cancellable leases for the next five years in the period ending December 31, 2025, and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2021	$125
2022	319
2023	358
2024	320
2025	286
Thereafter	1,066

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

16.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

17.Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Six Months Ended June 30,
	2021	2020
Shares outstanding, beginning of period	21,318,638	22,119,380
Treasury shares repurchased through stock repurchase authorization	(118,531)	(519,598)
Issuance of treasury shares for vesting of restricted stock units	102,060	31,442
Shares outstanding, end of period	21,302,167	21,631,224

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization. During the six months ended June 30, 2021, we completed the repurchase of 118,531 shares of our common stock for $2,266.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

18.Stock Based Compensation

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

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2020	96,540	$16.47
RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	$15.27

RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(60,720)	15.73
Units outstanding and unearned at June 30, 2021	113,760	$16.83

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSU compensation expense	$229	$193	$617	$613
Income tax benefit	(48)	(41)	(130)	(129)
RSU compensation expense, net of income taxes	$181	$152	$487	$484

At June 30, 2021, there was $1,166 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.08 years.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2020	111,000	$15.27
PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at December 31, 2020	174,600	$15.15

PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at June 30, 2021	190,600	$16.06

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PSU compensation expense	$287	$271	$571	$564
Income tax benefit	(60)	(56)	(120)	(118)
PSU compensation expense, net of income taxes	$227	$215	$451	$446

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At June 30, 2021, there was $1,724 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.06 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

19.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three and six month periods ended June 30, 2021 and 2020. For presentation in these tables, “LAE” refers to loss adjustment expenses.

The ratios presented in these tables are non-GAAP financial measures under SEC rules and regulations. While these ratios are used widely in the property and casualty insurance industry, such non-GAAP ratios may not be comparable to similarly-named measures reported by other companies.

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

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,012	$15,263	$20,808	$14,574	$16,195	$1,207	$87,059
Assumed premiums earned	-	-	-	2,084	-	1,432	3,516
Ceded premiums earned	(944)	(365)	(2,435)	(8,305)	(2,175)	(70)	(14,294)
Net premiums earned	18,068	14,898	18,373	8,353	14,020	2,569	76,281

Direct losses and LAE	15,094	11,490	19,436	21,803	8,494	282	76,599
Assumed losses and LAE	-	-	-	523	-	1,437	1,960
Ceded losses and LAE	(189)	-	(1,228)	(12,994)	(1,230)	-	(15,641)
Net losses and LAE	14,905	11,490	18,208	9,332	7,264	1,719	62,918

Gross margin	3,163	3,408	165	(979)	6,756	850	13,363

Underwriting and general expenses	4,767	6,525	5,073	1,431	5,177	616	23,589
Underwriting gain (loss)	(1,604)	(3,117)	(4,908)	(2,410)	1,579	234	(10,226)

Fee and other income		361					520
		(2,756)
Net investment income							1,710
Net capital gain on investments							4,701
Loss before income taxes							(3,295)
Income tax benefit							(561)
Net loss							(2,734)
Net loss attributable to non-controlling interest							(90)
Net loss attributable to NI Holdings, Inc.							$(2,644)

Non-GAAP Ratios:
Loss and LAE ratio	82.5%	77.1%	99.1%	111.7%	51.8%	66.9%	82.5%
Expense ratio	26.4%	43.8%	27.6%	17.1%	36.9%	24.0%	30.9%
Combined ratio	108.9%	120.9%	126.7%	128.9%	88.7%	90.9%	113.4%

Balances at June 30, 2021:
Premiums and agents’ balances receivable	$20,100	$9,408	$9,739	$30,438	$14,048	$730	$84,463
Deferred policy acquisition costs	6,548	6,368	9,069	358	6,763	551	29,657
Reinsurance recoverables	905	-	1,600	13,918	5,934	2,217	24,574
Receivable from Federal Crop Insurance Corporation	-	-	-	17,191	-	-	17,191
Goodwill and other intangibles	-	2,835	-	-	15,123	-	17,958

Unpaid losses and LAE	26,161	43,727	20,839	23,638	26,812	11,163	152,340
Unearned premiums	30,518	19,968	43,229	27,615	37,047	3,215	161,592

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,501	$13,177	$20,215	$19,254	$10,153	$1,152	$82,452
Assumed premiums earned	-	-	-	1,935	-	748	2,683
Ceded premiums earned	(1,115)	(43)	(2,447)	2,363	(1,812)	(75)	(3,129)
Net premiums earned	17,386	13,134	17,768	23,552	8,341	1,825	82,006

Direct losses and LAE	8,624	8,195	11,080	20,247	10,994	235	59,375
Assumed losses and LAE	165	-	-	223	-	406	794
Ceded losses and LAE	(165)	-	(220)	(1,363)	(5,757)	(300)	(7,805)
Net losses and LAE	8,624	8,195	10,860	19,107	5,237	341	52,364

Gross margin	8,762	4,939	6,908	4,445	3,104	1,484	29,642

Underwriting and general expenses	4,335	5,146	4,705	1,299	3,624	516	19,625
Underwriting gain (loss)	4,427	(207)	2,203	3,146	(520)	968	10,017

Fee and other income		328					446
		121
Net investment income							2,018
Net capital gain on investments							11,197
Income before income taxes							23,678
Income tax expense							4,911
Net income							18,767
Net income attributable to non-controlling interest							34
Net income attributable to NI Holdings, Inc.							$18,733

Non-GAAP Ratios:
Loss and LAE ratio	49.6%	62.4%	61.1%	81.1%	62.8%	18.7%	63.9%
Expense ratio	24.9%	39.2%	26.5%	5.5%	43.4%	28.3%	23.9%
Combined ratio	74.5%	101.6%	87.6%	86.6%	106.2%	47.0%	87.8%

Balances at June 30, 2020:
Premiums and agents’ balances receivable	$19,825	$7,643	$10,293	$37,864	$12,006	$705	$88,336
Deferred policy acquisition costs	5,804	4,968	8,062	1,295	3,607	468	24,204
Reinsurance recoverables	351	-	1,803	1,384	3,999	1,474	9,011
Receivable from Federal Crop Insurance Corporation	-	-	-	12,294	-	-	12,294
Goodwill and other intangibles	-	2,885	-	-	16,600	-	19,485

Unpaid losses and LAE	19,370	42,830	11,217	20,159	13,710	8,728	116,014
Unearned premiums	30,150	17,317	42,636	19,714	24,465	2,930	137,212

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$37,700	$28,844	$41,391	$14,558	$30,917	$2,392	$155,802
Assumed premiums earned	-	-	-	2,084	-	2,880	4,964
Ceded premiums earned	(2,134)	(688)	(5,564)	(8,242)	(4,559)	(163)	(21,350)
Net premiums earned	35,566	28,156	35,827	8,400	26,358	5,109	139,416

Direct losses and LAE	27,653	16,290	27,324	22,375	19,958	577	114,177
Assumed losses and LAE	-	-	-	523	-	2,385	2,908
Ceded losses and LAE	(494)	-	(1,484)	(13,005)	(2,295)	-	(17,278)
Net losses and LAE	27,159	16,290	25,840	9,893	17,663	2,962	99,807

Gross margin	8,407	11,866	9,987	(1,493)	8,695	2,147	39,609

Underwriting and general expenses	10,126	10,939	10,684	1,967	9,792	1,319	44,827
Underwriting gain (loss)	(1,719)	927	(697)	(3,460)	(1,097)	828	(5,218)

Fee and other income		693					837
		1,620
Net investment income							3,246
Net capital gain on investments							10,512
Income before income taxes							9,377
Income tax expense							2,329
Net income							7,048
Net income attributable to non-controlling interest							23
Net income attributable to NI Holdings, Inc.							$7,025

Non-GAAP Ratios:
Loss and LAE ratio	76.4%	57.9%	72.1%	117.8%	67.0%	58.0%	71.6%
Expense ratio	28.5%	38.9%	29.8%	23.4%	37.2%	25.8%	32.2%
Combined ratio	104.8%	96.7%	101.9%	141.2%	104.2%	83.8%	103.7%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$36,897	$26,371	$40,374	$19,249	$19,658	$2,296	$144,845
Assumed premiums earned	-	-	-	1,935	-	2,348	4,283
Ceded premiums earned	(2,212)	(86)	(4,985)	2,547	(3,464)	(150)	(8,350)
Net premiums earned	34,685	26,285	35,389	23,731	16,194	4,494	140,778

Direct losses and LAE	19,753	14,135	18,748	23,058	16,913	660	93,267
Assumed losses and LAE	165	-	-	223	-	714	1,102
Ceded losses and LAE	(165)	-	(1,350)	(1,807)	(7,961)	(300)	(11,583)
Net losses and LAE	19,753	14,135	17,398	21,474	8,952	1,074	82,786

Gross margin	14,932	12,150	17,991	2,257	7,242	3,420	57,992

Underwriting and general expenses	9,145	10,343	9,594	2,001	7,553	1,148	39,784
Underwriting gain (loss)	5,787	1,807	8,397	256	(311)	2,272	18,208

Fee and other income		657					808
		2,464
Net investment income							3,989
Net capital loss on investments							(3,722)
Income before income taxes							19,283
Income tax expense							4,071
Net income							15,212
Net income attributable to non-controlling interest							66
Net income attributable to NI Holdings, Inc.							$15,146

Non-GAAP Ratios:
Loss and LAE ratio	56.9%	53.8%	49.2%	90.5%	55.3%	23.9%	58.8%
Expense ratio	26.4%	39.3%	27.1%	8.4%	46.6%	25.5%	28.3%
Combined ratio	83.3%	93.1%	76.3%	98.9%	101.9%	49.4%	87.1%

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Part II. Item 1A. Risk Factors” included elsewhere in this Quarterly Report. You should also review “Risk Factors” included in the Company’s 2020 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct premiums written	$125,552	$112,759	$197,972	$175,731
Net premiums earned	76,281	82,006	139,416	140,778
Net income (loss) before non-controlling interest	(2,734)	18,767	7,048	15,212

	June 30, 2021	December 31, 2020
Total assets	$708,425	$617,603
Shareholders’ equity	350,939	348,872

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. The Company’s property and casualty policies, other than some of our auto lines and the non-standard auto policies, typically have a term of twelve months. For example, for an annual policy that is written on July 1, 2021, one-half of the premiums would be earned in 2021 and the other half would be earned in 2022.

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

Net investment income and net capital gain (loss) on investments

The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, equity securities, and fixed income securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net capital gains and losses on investments are reported separately from net investment income. The Company recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized capital losses when investments are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. The Company recognizes changes in unrealized gains and losses on the Company’s investments in equity securities in net income as part of net capital gains and losses on investments. These gains and losses may be significant given the size of the equity securities holdings and the inherent volatility in equity securities prices.

The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income (loss), net of income taxes.

The portfolio of investments for NI Holdings and its insurance subsidiaries is managed by Conning, Inc., Disciplined Growth Investors, and CIBC Personal Wealth Management. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

The Company’s expenses consist primarily of losses and loss adjustment expenses (“LAE”), amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

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

Income taxes

Current income taxes represent amounts paid or payable to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. As noted above, it does not include state premium taxes that are based purely on the collection of policyholder premiums.

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

Non-GAAP Financial Measures

NI Holdings evaluates its insurance operations in the way it believes will be most meaningful and representative of its business results. Some of these measurements are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States of America”. While used widely in the property and casualty insurance industry, the non-GAAP financial measures that NI Holdings presents may not be comparable to similarly-named measures reported by other companies. The non-GAAP financial measures described in this section are the expense ratio, loss and LAE ratio, combined ratio, written premiums, ratio of net written premiums to statutory surplus, underwriting gain, and return on average equity.

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

Combined ratio

The Company’s combined ratio is the ratio (expressed as a percentage) of the sum of losses and LAE incurred and expenses to premiums earned, and measures its overall underwriting profit. Generally, if the combined ratio is below 100%, the Company is making an underwriting profit. If the combined ratio is above 100%, it is not profitable without investment income and may not be profitable if investment income is insufficient.

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

When a claim is reported to one of the insurance companies, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially in the unusual situation that legal action is involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in the Company’s case usually involves the weather perils of wind and hail, the Company utilizes mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the Company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows the Company to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated losses from the storm. If the Company estimates the damages to be in excess of its retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the Company can quickly recover reinsurance payments once the retention is exceeded.

In addition to case reserves, the Company maintains estimates of reserves for losses and LAE incurred but not reported. These reserves include estimates for the future development of case reserves. Some claims may not be reported for several years. As a result, the liability for unpaid losses and LAE includes significant estimates for IBNR.

The Company estimates multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be reasonably accurate indicators of the Company’s anticipated losses for this line of business.

The Company utilizes an independent actuary to assist with the estimation of its liability for unpaid losses and LAE. This actuary prepares estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date based on established actuarial methods described below. The Company then reduces the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. The Company’s management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. The Company may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the Consolidated Financial Statements.

The Company accrues its ultimate liability for unpaid losses and LAE by using the following actuarial methodologies:

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, increases in the state-dictated minimum liability limits in the recent cases of nonstandard auto insurance, and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation is also affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. NI Holdings continually refines its estimates of unpaid losses and LAE in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. NI Holdings considers all significant facts and circumstances known at the time the liabilities for unpaid losses and LAE are established.

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

Change in Reporting Lag

As discussed above, the Company and its actuary utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience an unexpected delay in reporting time (claims are slower to be reported than in the past), our actuary or we may underestimate the anticipated number of future claims, which could cause the ultimate loss we may experience to be underestimated. A lag in reporting may be caused by changes in how claims are reported (online vs. through company personnel), the type of business or lines of business the Company is writing, the Company’s distribution system (direct writer, independent agent, or captive agent), and the geographic area where the Company chooses to insure risk.

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

Actuarial Loss Reserves

NI Holdings’ liabilities for unpaid losses and LAE are summarized below:

	June 30, 2021	December 31, 2020
Case reserves	$131,273	$89,903
IBNR reserves	21,067	15,847
Liability for unpaid losses and LAE	$152,340	$105,750
Reinsurance recoverables on losses	24,574	8,710
Net unpaid losses and LAE	$127,766	$97,040

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	June 30, 2021
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$18,940	$7,221	$26,161
Non-standard auto	51,709	(7,982)	43,727
Home and farm	15,395	5,444	20,839
Crop	23,154	484	23,638
Commercial	16,764	10,048	26,812
All other	5,311	5,852	11,163
Liability for unpaid losses and LAE	$131,273	$21,067	$152,340
Reinsurance recoverables on losses	20,883	3,691	24,574
Net unpaid losses and LAE	$110,390	$17,376	$127,766

	December 31, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,984	$5,327	$20,311
Non-standard auto	50,702	(7,366)	43,336
Home and farm	7,705	4,032	11,737
Crop	756	15	771
Commercial	10,749	8,340	19,089
All other	5,007	5,499	10,506
Liability for unpaid losses and LAE	$89,903	$15,847	$105,750
Reinsurance recoverables on losses	5,102	3,608	8,710
Net unpaid losses and LAE	$84,801	$12,239	$97,040

Sensitivity of Major Assumptions Underlying the Liabilities for Unpaid Losses and Loss Adjustment Expenses

Management has identified the impact on earnings of various factors used in establishing loss reserves so that users of the Company’s financial statements can better understand how development on prior years’ reserves might impact the Company’s results of operations.

Total Reserves

As of June 30, 2021, the impact of a 1% change in our estimate for unpaid losses and LAE, net of reinsurance recoverables, on our net income, after federal income taxes of 21%, would be approximately $1,009.

Inflation

Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. The following table displays the impact on 2020 net income, after federal income taxes of 21%, resulting from various changes from the inflation factor implicitly embedded in the estimated payment pattern in place as of December 31, 2020. A change in inflation may or may not fully impact loss payments in the future because some of the underlying expenses have already been paid. The table below assumes that any change in inflation will be fully reflected in future loss payments. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

Change in Inflation	Impact on After-Tax Earnings
-1%	$(1,392)
1%	1,429
3%	4,402
5%	7,540

Inflation includes actual inflation as well as social inflation which includes future emergence of new classes of losses or types of losses, change in judicial awards, and any other changes beyond assumed levels that impact the cost of claims.

Case Reserves

When a claim is reported, claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. It is possible that the level of adequacy in the case reserve may differ from historical levels and/or the claims reporting pattern may change. The following table displays the impact on 2020 net income, after federal income taxes of 21%, resulting from various changes to the level of case reserves as of December 31, 2020. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the change is recognized.

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

For the six months ended June 30, 2021, NI Holdings’ investment portfolio experienced a decrease in net unrealized gains of $587.

	June 30, 2021	December 31, 2020	Change
Fixed income securities:
Gross unrealized gains	$13,078	$16,801	$(3,723)
Gross unrealized losses	(895)	(296)	(599)
Net fixed income unrealized gains	12,183	16,505	(4,322)

Equity securities:
Gross unrealized gains	32,177	29,139	3,038
Gross unrealized losses	(693)	(1,390)	697
Net equity unrealized gains	31,484	27,749	3,735

Net unrealized gains	$43,667	$44,254	$(587)

Net unrealized gains in the fixed income portfolio decreased $4,322 during the six months ended June 30, 2021, in comparison with a decrease of $7,157 at the end of the first quarter. U.S Treasury yields declined in the second quarter, with the 10-year yield falling from 1.74% to 1.47%, driving up overall valuations across the portfolio in contrast with the steepening yield curve and increasing yields experienced during the first quarter. The net unrealized gains of $12,183 as of June 30, 2021 are reported as accumulated other comprehensive income within shareholders’ equity on the Company’s Consolidated Balance Sheets.

Net unrealized gains in the equity portfolio increased $3,735 during the six months ended June 30, 2021, driven by the continued strong performance for U.S. equities across most sectors with the S&P 500 reaching a new all-time high in late June. The net increase is included in net capital gain (loss) on investments on the Company’s Consolidated Statements of Operations.

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

For the six months ended June 30, 2021, NI Holdings did not recognize any OTTIs of its investment securities. For the year ended December 31, 2020, NI Holdings did not recognize any OTTIs of its investment securities. Adverse investment market conditions, in addition to poor operating results of underlying investments, could result in impairment charges in the future.

For more information on the Company’s investments, see Note 4 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Fair Value Measurements

NI Holdings uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, NI Holdings may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Accounting guidance on fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

NI Holdings uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides NI Holdings with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining any fair values of the Company’s investments at June 30, 2021 or December 31, 2020.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the six month period ended June 30, 2021, or the year ended December 31, 2020. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

For more information on the Company’s fair value measurements, see Note 5 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

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

At June 30, 2021 and December 31, 2020, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	June 30, 2021	December 31, 2020
Deferred policy acquisition costs	$29,657	$23,968
Liability for unearned premiums	161,592	119,363

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

NI Holdings had gross deferred income tax assets of $10,146 at June 30, 2021 and $8,603 at December 31, 2020, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $931 was maintained at June 30, 2021 and December 31, 2020.

NI Holdings had gross deferred income tax liabilities of $17,261 at June 30, 2021 and $16,429 at December 31, 2020, arising primarily from deferred policy acquisition costs, net unrealized capital gains on investments, and other intangible assets.

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

As of June 30, 2021, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax years 2017 through 2019 are open for examination.

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres, commodity prices, and types of crops insured because the rates are established by the RMA rather than individual insurance carriers. The expected loss experience of the multi-peril crop insurance business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which extends into the fourth quarter. However, as was the case in 2020, if the Company experiences a higher than average number of claims early in the risk period, recognition of earned premiums may be accelerated due to the shortened risk period.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in the personal lines of business (private passenger auto and home and farm) are generally written and earned throughout the year based on their coverage periods. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity.

Premiums in the commercial lines of business are generally written and earned throughout the year. Losses on this business are also incurred throughout the year.

For more information on the Company’s results of operations by segment, see Note 19 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the Company’s results. The immediate financial impact to the Company was volatility in our investment portfolio and significant declines in fair value on the Company’s equity investments, attributable to the disruption in global financial markets. The Company’s underwriting results, especially in the private passenger auto and non-standard auto segments, were impacted during the second and third quarters of 2020 as a result of fewer miles being driven and the increased unemployment rate in our Chicago and Las Vegas markets.

During the first six months of 2021, we have continued to see a reduced impact from COVID-19 as economic activity has returned to near pre-pandemic levels. However, a possible resurgence of COVID-19 could impact our results.

Three and Six Months ended June 30, 2021 and 2020

The consolidated net loss for NI Holdings was $2,734 for the three months ended June 30, 2021, compared to net income of $18,767 for the three months ended June 30, 2020. The consolidated net income for NI Holdings was $7,048 for the six months ended June 30, 2021, compared to net income of $15,212 for the six months ended June 30, 2020.

The major components of NI Holdings’ operating revenues and net income (loss) for the two periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$76,281	$82,006	$139,416	$140,778
Fee and other income	520	446	837	808
Net investment income	1,710	2,018	3,246	3,989
Net capital gain (loss) on investments	4,701	11,197	10,512	(3,722)
Total revenues	83,212	95,667	154,011	141,853

Components of net income:
Net premiums earned	76,281	82,006	139,416	140,778
Losses and loss adjustment expenses	62,918	52,364	99,807	82,786
Amortization of deferred policy acquisition costs and other underwriting and general expenses	23,589	19,625	44,827	39,784
Underwriting gain (loss)	(10,226)	10,017	(5,218)	18,208

Fee and other income	520	446	837	808
Net investment income	1,710	2,018	3,246	3,989
Net capital gain (loss) on investments	4,701	11,197	10,512	(3,722)
Income (loss) before income taxes	(3,295)	23,678	9,377	19,283
Income tax expense (benefit)	(561)	4,911	2,329	4,071
Net income (loss)	$(2,734)	$18,767	$7,048	$15,212

Net Premiums Earned

NI Holdings’ net premiums earned for the three months ended June 30, 2021 decreased $5,725, or 7.0%, compared to the three months ended June 30, 2020. Net premiums earned for the six months ended June 30, 2021 decreased $1,362, or 1.0%, compared to the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net premiums earned:
Private passenger auto	$18,068	$17,386	$35,566	$34,685
Non-standard auto	14,898	13,134	28,156	26,285
Home and farm	18,373	17,768	35,827	35,389
Crop	8,353	23,552	8,400	23,731
Commercial	14,020	8,341	26,358	16,194
All other	2,569	1,825	5,109	4,494
Total net premiums earned	$76,281	$82,006	$139,416	$140,778

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net premiums earned:
Direct premium	$87,059	$82,452	$155,802	$144,845
Assumed premium	3,516	2,683	4,964	4,283
Ceded premium	(14,294)	(3,129)	(21,350)	(8,350)
Total net premiums earned	$76,281	$82,006	$139,416	$140,778

Direct premiums earned for the second quarter of 2021 increased $4,607, or 5.6%, from the second quarter of 2020. Direct premiums earned for the first half of 2021 increased $10,957, or 7.6%, from the first half of 2020. The increase in both periods was primarily driven by growth in our Westminster commercial business, and to a lesser extent our non-standard auto business, and partially offset by less earned premium recognized in multi-peril crop compared to a year ago. The growth in our Westminster commercial business was driven primarily by a continuation of favorable market conditions, the positive impact of Westminster’s financial size category, and the A.M. Best rating upgrade. Our non-standard auto business has benefited from the improved economic environment, especially in the Chicago market where our non-standard auto business is concentrated. The decrease in multi-peril crop was a result of accelerated earning of premium during 2020 from prevented planting claims, whereas premiums earned during 2021 are being recognized over the normal period of risk.

Assumed premiums earned increased modestly related to our participation in the assumed domestic and international business in our all other segment. Ceded premiums earned increased $11,165 in the second quarter of 2021 from the second quarter of 2020, and increased $13,000 in the first half of 2021 from the first half of 2020. The increase in both periods was primarily due to the anticipated loss experience of our multi-peril crop business, an increase in our overall reinsurance coverage limits, and the growth in our business. The increase in ceded premiums related to our multi-peril crop business was the result of losses expected from this year’s extreme drought conditions across North and South Dakota, as we anticipate that crop yields will be significantly impacted. We placed a higher number of multi-peril crop policies in the assigned risk fund of the Standard Reinsurance Agreement for 2021, resulting in higher levels of premiums and losses being ceded to the federal government.

Direct premiums written for the three months ended June 30, 2021 were $125,552, compared to $112,759 a year ago. Direct premiums written for the first half of 2021 were $197,972, compared to $175,731 for the first half of 2020. The increase in both periods was driven by growth in our Westminster commercial business, our non-standard auto business, and multi-peril crop insurance as a result of higher commodity prices. We anticipate that commercial written premium growth will remain strong over the remainder of 2021, while continued growth in the non-standard auto business is more unpredictable due to the factors associated with the current market conditions.

Losses and LAE

NI Holdings’ net losses and LAE for the three months ended June 30, 2021 increased $10,554, or 20.2%, compared to the three months ended June 30, 2020. Net losses and LAE for the six months ended June 30, 2021 increased $17,021, or 20.6%, compared to the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net losses and LAE:
Private passenger auto	$14,905	$8,624	$27,159	$19,753
Non-standard auto	11,490	8,195	16,290	14,135
Home and farm	18,208	10,860	25,840	17,398
Crop	9,332	19,107	9,893	21,474
Commercial	7,264	5,237	17,663	8,952
All other	1,719	341	2,962	1,074
Total net losses and LAE	$62,918	$52,364	$99,807	$82,786

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net losses and LAE:
Direct premium	$76,599	$59,375	$114,177	$93,267
Assumed premium	1,960	794	2,908	1,102
Ceded premium	(15,641)	(7,805)	(17,278)	(11,583)
Total net losses and LAE	$62,918	$52,364	$99,807	$82,786

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss and LAE ratio:
Private passenger auto	82.5%	49.6%	76.4%	56.9%
Non-standard auto	77.1%	62.4%	57.9%	53.8%
Home and farm	99.1%	61.1%	72.1%	49.2%
Crop	111.7%	81.1%	117.8%	90.5%
Commercial	51.8%	62.8%	67.0%	55.3%
All other	66.9%	18.7%	58.0%	23.9%
Total loss and LAE ratio	82.5%	63.9%	71.6%	58.8%

The Company’s year-to-date loss and LAE experience increased year-over-year across all segments of the Company.

Losses increased year-over-year in our private passenger auto and non-standard auto segments. Loss experience in both lines of business was favorable during the second quarter of 2020 due to reduced miles driven by our insureds while pandemic-related restrictions were in place. Loss experience in private passenger auto during the second quarter of 2021 has been adversely impacted by an increased frequency of uninsured/underinsured motorist liability claims.

In home and farm, losses and LAE increased as weather-related losses returned to normal levels during June. Those losses included a large hail storm in North Dakota which is expected to exceed our catastrophe reinsurance limit. In our “all other” segment, loss experience from the assumed business increased after favorable experience during the second quarter of 2020.

Losses in the commercial segment increased from a year ago, but the loss ratio improved due to a higher level of premiums earned.

In the crop segment, we continue to monitor the impact of this year’s extreme drought conditions across North and South Dakota on our multi-peril crop business. We expect that crop yields will be significantly reduced and will have an adverse impact on our anticipated multi-peril crop losses. In anticipation of the dry weather, we placed a higher number of multi-peril crop policies in the assigned risk fund of the Standard Reinsurance Agreement for 2021, resulting in higher levels of premiums and losses being ceded to the federal government. Even though we expect the direct loss ratio to be much greater than 100%, our net losses will be limited.

During the three months ended June 30, 2021, reported losses and LAE included $4,750 of net favorable development on prior accident years, compared to $3,042 of net favorable development on prior accident years during the three months ended June 30, 2020. During the six months ended June 30, 2021, reported losses and LAE included $2,197 of net favorable development on prior accident years, compared to $2,532 of net favorable development on prior accident years during the six months ended June 30, 2020. Net favorable development is the result of prior years’ claims settling for less than originally estimated, while net unfavorable development is the result of prior years’ claims settling for more than originally estimated. Adjustments to our original estimates resulting from claims are not made until the period in which there is reasonable evidence that an adjustment to the reserve is appropriate.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $7,167, or 36.5%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. These expenses increased $8,246, or 20.7%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Underlying expenses	$26,671	$24,665	$50,516	$48,589
Deferral of policy acquisition costs	(22,968)	(19,869)	(39,162)	(33,021)
Other underwriting and general expenses	3,703	4,796	11,354	15,568
Amortization of deferred policy acquisition costs	19,886	14,829	33,473	24,216
Total reported expenses	$23,589	$19,625	$44,827	$39,784

Underlying expenses were $2,006 higher in the three months ended June 30, 2021 compared to a year ago. Acquisition costs related to the increase in direct written premiums were partially offset by reduced amortization of other intangibles. Underlying expenses were $1,927 higher in the six months ended June 30, 2021 compared to a year ago. Acquisition costs related to the increase in direct written premiums were offset by reduced consulting fees and amortization of other intangibles.

Expense deferrals were $3,099 higher in the three months ended June 30, 2021 compared to 2020, while amortization of those costs was $5,057 higher in 2021. Expense deferrals were $6,141 higher in the six months ended June 30, 2021 compared to 2020, while amortization of those costs was $9,257 higher in 2021. These increases were primarily due to strong year-over-year growth in our commercial and non-standard auto segments which generally pay higher agent commissions than our other lines. As our mix of business has shifted and these premiums continue to be earned, the related deferral and amortization of expenses have increased.

Underwriting Gain (Loss)

Underwriting gain (loss) measures the pretax profitability of a company’s insurance business. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Underwriting gain (loss):
Private passenger auto	$(1,604)	$4,427	$(1,719)	$5,787
Non-standard auto	(3,117)	(207)	927	1,807
Home and farm	(4,908)	2,203	(697)	8,397
Crop	(2,410)	3,146	(3,460)	256
Commercial	1,579	(520)	(1,097)	(311)
All other	234	968	828	2,272
Total underwriting gain (loss)	$(10,226)	$10,017	$(5,218)	$18,208

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Combined ratio:
Private passenger auto	108.9%	74.5%	104.8%	83.3%
Non-standard auto	120.9%	101.6%	96.7%	93.1%
Home and farm	126.7%	87.6%	101.9%	76.3%
Crop	128.9%	86.6%	141.2%	98.9%
Commercial	88.7%	106.2%	104.2%	101.9%
All other	90.9%	47.0%	83.8%	49.4%
Combined ratio	113.4%	87.8%	103.7%	87.1%

The results from underwriting operations for the three months ended June 30, 2021 decreased $20,243 when compared to 2020. The results from underwriting operations for the six months ended June 30, 2021 decreased $23,426 when compared to 2020.

The combined ratio for the private passenger auto segment increased 34.4 percentage points for the three months ended June 30, 2021 compared to 2020. The combined ratio for the private passenger auto segment increased 21.5 percentage points for the six months ended June 30, 2021 compared to 2020. Losses and LAE experience increased due to a return to average frequency of auto damage claims, a higher level of uninsured/underinsured motorist liability claims, and unfavorable loss reserve development. Non-standard auto’s combined ratio increased due to a return to normal claims frequency and unfavorable loss reserve development.

The combined ratio for the home and farm segment deteriorated due to increased weather-related activity in 2021, including a large hail storm in June. The commercial segment combined ratio improved as a result of favorable loss experience compared to 2020.

In the crop segment, we continue to monitor the impact of this year’s extreme drought conditions across North and South Dakota on our multi-peril crop business. We expect that crop yields will be significantly reduced and will have an adverse impact on our anticipated multi-peril crop losses. In anticipation of the dry weather, we placed a higher number of multi-peril crop policies in the assigned risk fund of the Standard Reinsurance Agreement for 2021, resulting in higher levels of premiums and losses being ceded to the federal government. Even though we expect the direct loss ratio to be much greater than 100%, our net losses will be limited.

Fee and Other Income

NI Holdings had fee and other income of $520 for the three months ended June 30, 2021, compared to $446 for the three months ended June 30, 2020. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased slightly to $361 for the three months ended June 30, 2021 from $328 for the three months ended June 30, 2020.

NI Holdings had fee and other income of $837 for the six months ended June 30, 2021, compared to $808 for the six months ended June 30, 2020. Fee income on the non-standard auto business increased slightly to $693 for the six months ended June 30, 2021 from $657 for the six months ended June 30, 2020.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average cash and invested assets	$503,433	$434,515	$500,409	$429,651

Gross investment income	$2,550	$2,711	$4,983	$5,511
Investment expenses	840	693	1,737	1,522
Net investment income	$1,710	$2,018	$3,246	$3,989

Gross return on average cash and invested assets	2.0%	2.5%	2.0%	2.6%
Net return on average cash and invested assets	1.4%	1.9%	1.3%	1.9%

Investment income, net of investment expense, decreased $308 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Investment income, net of investment expense, decreased $743 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily driven by the continued impact of lower reinvestment rates in the fixed income portfolio.

The Company's fixed-income portfolio book yield declined 35 basis points year-over-year, from 2.82% at June 30, 2020 to 2.47% at June 30, 2021. This was driven by a combination of factors, including a persistent low reinvestment rate environment, ongoing maturities of existing holdings with higher embedded yields, and significant cash inflows to the investment portfolio from the Company's business operations. The dividend yield of the equity portfolio also declined as the ongoing rally in U.S. equity markets has not resulted in corresponding changes to dividend payment patterns.

Net Capital Gain (Loss) on Investments

NI Holdings had realized capital gains on investment of $2,875 and $6,777 for the three and six months ended June 30, 2021, respectively, compared to gains of $370 and $1,385 for the three and six months ended June 30, 2020, respectively.

NI Holdings reported net gains of $1,826 and $3,735 attributed to the change in unrealized appreciation of its equity securities for the three and six months ended June 30, 2021, respectively, compared to a net gain of $10,827 and a net loss of $5,107 for the three and six months ended June 30, 2020, respectively. The reduction in net gain compared to the prior year quarter was due to higher than normal unrealized gains in the equity portfolio in the second quarter of 2020 at the height of the post COVID-19 lockdown economic recovery following severe first quarter 2020 declines. From a year-to-date comparison perspective, the net gain increased in 2021 due to the continued strong performance in the U.S. equity markets which increased unrealized gains significantly in comparison with the first half of 2020.

NI Holdings has evaluated each fixed income security in a loss position and taken into account the severity and duration of any potential impairment, the current rating on the bond, and the outlook for the issuer according to independent analysts. The Company recorded no OTTIs in the three or six months ended June 30, 2021 and 2020.

The Company’s fixed income securities and equity securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At June 30, 2021, the Company had net unrealized gains on fixed income securities of $12,183 and net unrealized gains on equity securities of $31,484. At December 31, 2020, the Company had net unrealized gains on fixed income securities of $16,505 and net unrealized gains on equity securities of $27,749.

Income (Loss) before Income Taxes

For the three months ended June 30, 2021, NI Holdings had pre-tax loss of $3,295 compared to pre-tax income of $23,678 for the three months ended June 30, 2020. The decrease in pre-tax results was largely attributable to reduced underwriting profitability.

For the six months ended June 30, 2021, NI Holdings had pre-tax income of $9,377 compared to pre-tax income of $19,283 for the six months ended June 30, 2020. The decrease in pre-tax results was largely attributable to reduced underwriting profitability, partially offset by the increase in net capital gain (loss) on investments.

Income Tax Expense (Benefit)

NI Holdings recorded income tax benefit of $561 for the three months ended June 30, 2021, compared to income tax expense of $4,911 for the three months ended June 30, 2020. Our effective tax rate for the second quarter of 2021 was 17.0% compared to an effective tax rate of 20.7% for the second quarter of 2020.

NI Holdings recorded income tax expense of $2,329 for the six months ended June 30, 2021, compared to income tax expense of $4,071 for the six months ended June 30, 2020. Our effective tax rate for the first half of 2021 was 24.8% compared to an effective tax rate of 21.1% for the first half of 2020.

A portion of income taxes, and the effective tax rates, relates to state income taxes primarily for the state of Illinois.

Net Income (Loss)

For the three months ended June 30, 2021, NI Holdings had net loss before non-controlling interest of $2,734 compared to net income of $18,767 for the three months ended June 30, 2020. This decrease was primarily attributable to reduced underwriting profitability.

For the six months ended June 30, 2021, NI Holdings had net income before non-controlling interest of $7,048 compared to net income of $15,212 for the six months ended June 30, 2020. This decrease in net income was primarily attributable to reduced underwriting profitability, partially offset by the increase in net capital gain (loss) on investments.

Return on Average Equity

For the three months ended June 30, 2021, NI Holdings had annualized return on average equity, after non-controlling interest, of -3.0% compared to annualized return on average equity, after non-controlling interest, of 24.2% for the three months ended June 30, 2020.

For the six months ended June 30, 2021, NI Holdings had annualized return on average equity, after non-controlling interest, of 4.1% compared to annualized return on average equity, after non-controlling interest, of 9.7% for the six months ended June 30, 2020.

Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	June 30, 2021	December 31, 2020
Assets:
Cash and investments	$511,400	$494,363
Premiums and agents’ balances receivable	84,463	48,523
Deferred policy acquisition costs	29,657	23,968
Reinsurance recoverables on losses	24,574	8,710
Receivable from Federal Crop Insurance Corporation	17,191	6,646
Property and equipment	9,971	9,899
Goodwill and other intangibles	17,958	18,194
Other assets	13,211	7,300
Total assets	$708,425	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$152,340	$105,750
Unearned premiums	161,592	119,363
Deferred income taxes	8,046	8,757
Westminster consideration payable	12,820	19,287
Other liabilities	22,688	15,574
Total liabilities	357,486	268,731

Shareholders’ equity	350,939	348,872
Total liabilities and shareholders’ equity	$708,425	$617,603

At June 30, 2021, NI Holdings’ total assets increased by $90,822, or 14.7%, from December 31, 2020. Cash and investments increased due to normal operations. Premiums and agents’ balances receivable increased due to the recognition of crop insurance written premiums. Reinsurance recoverables on losses and the receivable from the Federal Crop Insurance Corporation increased due to the anticipated ceding of multi-peril crop business losses to the federal government. Deferred policy acquisition costs increased due to the growth across all non-crop segments.

At June 30, 2021, total liabilities increased by $88,755, or 33.0%, from December 31, 2020. Unpaid losses and loss adjustment expenses increased due to higher loss experience during the first six months of 2021, especially the multi-peril crop business. Unearned premiums increased due to an increase in direct written premiums in all segments including the multi-peril crop business. The first installment of $6,667 was paid to the former shareholder of Westminster during the first quarter of 2021. Other liabilities increased due to commission and processing fee accruals.

Total shareholders’ equity increased by $2,067 during the six months ended June 30, 2021. The increase in shareholders’ equity reflects a consolidated net income of $7,048 for the six-month period, share repurchases of $2,267, and a decrease in the fair market value of our fixed income portfolio.

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

The change in cash and cash equivalents for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Net cash flows from operating activities	$21,708	$21,803
Net cash flows from investing activities	(52,140)	(9,263)
Net cash flows from financing activities	(9,422)	(6,814)
Net increase (decrease) in cash and cash equivalents	$(39,854)	$5,726

For the six months ended June 30, 2021, net cash provided by operating activities totaled $21,708 compared to $21,803 a year ago. Consolidated net income of $7,048 for the six months ended June 30, 2021 compared to consolidated net income of $15,212 for the same period a year ago. The decrease in consolidated net income, along with changes in net capital gain (loss) on investments, reinsurance recoverables on losses, and the receivable from the Federal Crop Insurance Corporation, were offset by the changes in unpaid losses and LAE and unearned premiums.

For the six months ended June 30, 2021, net cash used by investing activities totaled $52,140 compared to $9,263 a year ago. In the first half of 2021, the Company invested excess cash generated from operations and the implementation of the intercompany reinsurance pooling agreement into longer term investments.

For the six months ended June 30, 2021, net cash used by financing activities totaled $9,422 compared to $6,814 a year ago. The Company paid the first installment of $6,667 of the additional consideration for Westminster during the first quarter of 2021. The Company repurchased shares of its own common stock for $2,267 during the first half of 2021, compared to $6,783 during 2020.

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

The amount available for payment of dividends from Nodak Insurance to us during 2021 without the prior approval of the North Dakota Insurance Department is approximately $21,628 based upon the surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2021. The Nodak Insurance Board of Directors declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the six months ended June 30, 2021 or the year ended December 31, 2020.

Off-Balance Sheet Arrangements

NI Holdings has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2021 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

All dollar amounts included in Item 2 herein, except per share amounts, are in thousands.

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization. During the six months ended June 30, 2021, we repurchased an additional 118,531 shares of our common stock for $2,266.

Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1-30, 2021	34,813	$19.31	34,813	$1,494
May 1-31, 2021	20,280	19.26	20,280	1,103
June 1-30, 2021	31,112	19.55	31,112	495
Total	86,205	$19.39	86,205	$495

(1)	Shares purchased pursuant to the May 4, 2020 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2021.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer)

/s/ Timothy J. Milius
Timothy J. Milius
Chief Accounting Officer (Principal Accounting Officer)