Form 10-Q
period 2021-09-30
NI Holdings, Inc.
filed 2021-11-05
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s common stock outstanding on October 31, 2021 was 21,232,976. No preferred shares are issued or outstanding.

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

•

“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Battle Creek is controlled by Nodak Insurance via a surplus note. The terms of the surplus note allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors;

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

•

developments in general economic conditions, domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio;

•

heightened competition, specifically the intensification of price competition, the entry of new competitors, and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

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

•

our ability to obtain reinsurance coverage at reasonable prices or with terms that adequately protect us and to collect amounts that we believe we are entitled to under such reinsurance;

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

•

adverse litigation or arbitration results; and

•

adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, changes that affect the cost of, or demand for our products, and tax or accounting matters including limitations on premium levels, increases in minimum capital, or other financial viability requirements.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and cash equivalents	$47,729	$101,077
Fixed income securities, at fair value	371,416	320,410
Equity securities, at fair value	74,460	69,952
Other investments	2,071	2,924
Total cash and investments	495,676	494,363

Premiums and agents' balances receivable	82,388	48,523
Deferred policy acquisition costs	25,476	23,968
Reinsurance premiums receivable	-	93
Reinsurance recoverables on losses	42,678	8,710
Income tax recoverable	2,675	-
Accrued investment income	2,213	2,141
Property and equipment	9,949	9,899
Receivable from Federal Crop Insurance Corporation	9,362	6,646
Goodwill and other intangibles	17,840	18,194
Other assets	8,229	5,066
Total assets	$696,486	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$179,576	$105,750
Unearned premiums	137,099	119,363
Reinsurance premiums payable	1,205	-
Income tax payable	-	754
Deferred income taxes	6,100	8,757
Westminster consideration payable	12,920	19,287
Accrued expenses and other liabilities	15,610	14,820
Total liabilities	352,510	268,731

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2021 – 21,252,305 shares, 2020 – 21,318,638 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional paid-in capital	97,245	97,911
Unearned employee stock ownership plan shares	(1,427)	(1,427)
Retained earnings	261,079	258,741
Accumulated other comprehensive income, net of income taxes	7,928	12,840
Treasury stock, at cost, 2021 – 1,604,955 shares, 2020 – 1,538,622 shares	(25,347)	(23,968)
Non-controlling interest	4,268	4,545
Total shareholders’ equity	343,976	348,872

Total liabilities and shareholders’ equity	$696,486	$617,603

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Operations

(dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$82,173	$73,342	$221,589	$214,120
Fee and other income	501	524	1,338	1,332
Net investment income	1,713	1,886	4,959	5,875
Net capital gain on investments	222	5,102	10,734	1,380
Total revenues	84,609	80,854	238,620	222,707

Expenses:
Losses and loss adjustment expenses	65,742	53,836	165,549	136,622
Amortization of deferred policy acquisition costs	12,898	15,061	46,371	39,277
Other underwriting and general expenses	12,450	7,083	23,804	22,651
Total expenses	91,090	75,980	235,724	198,550

Income (loss) before income taxes	(6,481)	4,874	2,896	24,157
Income tax expense (benefit)	(1,622)	1,188	707	5,259
Net income (loss)	(4,859)	3,686	2,189	18,898
Net income (loss) attributable to non-controlling interest	(122)	22	(99)	88
Net income (loss) attributable to NI Holdings, Inc.	$(4,737)	$3,664	$2,288	$18,810

Earnings (loss) per common share:
Basic	$(0.22)	$0.17	$0.11	$0.86
Diluted	$(0.22)	$0.17	$0.11	$0.85

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,411,654	21,565,962	21,446,192	21,889,138
Plus: Dilutive securities	-	189,266	223,784	149,748
Weighted average common shares used in diluted per common share calculations	21,411,654	21,755,228	21,669,976	22,038,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(4,737)	$(122)	$(4,859)	$2,288	$(99)	$2,189

Other comprehensive loss, before income taxes:
Holding losses on investments	(1,943)	(58)	(2,001)	(5,674)	(223)	(5,897)
Reclassification adjustment for net realized capital gain included in net income (loss)	(118)	(2)	(120)	(544)	(2)	(546)
Other comprehensive loss, before income taxes	(2,061)	(60)	(2,121)	(6,218)	(225)	(6,443)
Income tax benefit related to items of other comprehensive loss	433	12	445	1,306	47	1,353
Other comprehensive loss, net of income taxes	(1,628)	(48)	(1,676)	(4,912)	(178)	(5,090)

Comprehensive loss	$(6,365)	$(170)	$(6,535)	$(2,624)	$(277)	$(2,901)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$3,664	$22	$3,686	$18,810	$88	$18,898

Other comprehensive income, before income taxes:
Holding gains on investments	2,038	11	2,049	8,851	119	8,970
Reclassification adjustment for net realized capital gain (loss) included in net income	(539)	8	(531)	(684)	(2)	(686)
Other comprehensive income, before income taxes	1,499	19	1,518	8,167	117	8,284
Income tax expense related to items of other comprehensive income	(315)	(4)	(319)	(1,715)	(25)	(1,740)
Other comprehensive income, net of income taxes	1,184	15	1,199	6,452	92	6,544

Comprehensive income	$4,848	$37	$4,885	$25,262	$180	$25,442

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2021	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

Net loss	-	-	-	(4,737)	-	-	(122)	(4,859)
Other comprehensive loss, net of income taxes	-	-	-	-	(1,628)	-	(48)	(1,676)
Purchase of treasury stock	-	-	-	-	-	(944)	-	(944)
Share-based compensation	-	516	-	-	-	-	-	516
Balance, September 30, 2021	$230	$97,245	$(1,427)	$261,079	$7,928	$(25,347)	$4,268	$343,976

Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2021	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income (loss)	-	-	-	2,288	-	-	(99)	2,189
Other comprehensive loss, net of income taxes	-	-	-	-	(4,912)	-	(178)	(5,090)
Purchase of treasury stock	-	-	-	-	-	(3,211)	-	(3,211)
Share-based compensation	-	1,704	-	-	-	-	-	1,704
Issuance of vested award shares	-	(2,370)	-	50	-	1,832	-	(488)
Balance, September 30, 2021	$230	$97,245	$(1,427)	$261,079	$7,928	$(25,347)	$4,268	$343,976

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

NI Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,189	$18,898
Adjustments to reconcile net income to net cash flows from operating activities:
Net capital gain on investments	(10,734)	(1,380)
Deferred income tax benefit	(1,304)	(511)
Depreciation of property and equipment	503	545
Amortization of intangibles	354	4,781
Share-based compensation	1,704	1,662
Amortization of deferred policy acquisition costs	46,371	39,277
Deferral of policy acquisition costs	(47,879)	(47,763)
Net amortization of premiums and discounts on investments	1,546	1,031
Loss on sale of property and equipment	4	7
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(33,865)	(39,670)
Reinsurance premiums receivable / payable	1,298	438
Reinsurance recoverables on losses	(33,968)	(8,748)
Accrued investment income	(72)	64
Receivable from Federal Crop Insurance Corporation	(2,716)	4,711
Income tax recoverable / payable	(3,429)	(2,050)
Other assets	(3,163)	753
Unpaid losses and loss adjustment expenses	73,826	32,985
Unearned premiums	17,736	20,079
Accrued expenses and other liabilities	1,088	5,835
Net cash flows from operating activities	9,489	30,944

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	54,492	67,029
Proceeds from sales of equity securities	26,790	13,176
Purchases of fixed income securities	(112,940)	(73,502)
Purchases of equity securities	(21,091)	(15,630)
Purchases of property and equipment	(557)	(489)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	-	(703)
Proceeds from sale of other investments and other	835	(258)
Net cash flows from investing activities	(52,471)	(10,377)

Cash flows from financing activities:
Purchases of treasury stock	(3,211)	(11,363)
Installment payment on Westminster consideration payable	(6,667)	-
Issuance of restricted stock awards	(488)	(31)
Net cash flows from financing activities	(10,366)	(11,394)

Net (decrease) increase in cash and cash equivalents	(53,348)	9,173

Cash and cash equivalents at beginning of period	101,077	62,132

Cash and cash equivalents at end of period	$47,729	$71,305

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$-	$18,787

Federal and state income taxes paid	$5,440	$7,819

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

1.Organization

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, Inc., which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance Company then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance Company and its existing subsidiaries. The newly issued shares of NI Holdings became available for public trading on March 16, 2017.

These Consolidated Financial Statements include the financial position and results of NI Holdings and seven other entities:

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

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota. Nodak Insurance was incorporated on April 15, 1946 under the laws of North Dakota, and benefits from a strong marketing affiliation with the North Dakota Farm Bureau (“NDFB”). Nodak Insurance offers private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents.

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

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company which writes non-standard automobile coverage in Nevada, Arizona, North Dakota and South Dakota.

Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Battle Creek is controlled by Nodak Insurance via a surplus note. The terms of the surplus note allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors. Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages in Nebraska.

Direct Auto, a wholly-owned subsidiary of NI Holdings, is a property and casualty company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018 via a stock purchase agreement.

Westminster, a wholly-owned subsidiary of NI Holdings, is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement. The financial results of Westminster have been included in the Consolidated Financial Statements and the Company’s commercial segment following the acquisition close date. See Note 3.

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by AM Best.

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

The preparation of the interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Consolidated Financial Statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via contract. The terms “we”, “us”, “our”, or “the Company” as used herein refer to the consolidated entity.

Our 2020 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2020 Annual Report were consistently applied to the Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2021.

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

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

new guidance was effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liability on its Consolidated Balance Sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also requires financial institutions and other organizations to use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied prior to adoption of this standard are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. Organizations are to continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance will be effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes. The amended guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, for public business entities. For private companies and emerging growth companies, the amended guidance will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. We are evaluating the impact this new guidance will have on our financial position, results of operations, and cash flows.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

3.Acquisition of Westminster American Insurance Company

On January 1, 2020, the Company completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of the Company.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires, among other things, that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which was the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The measurement period for the Westminster acquisition ended December 31, 2020.

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

The fair value of the assets acquired included premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These are the gross amounts due from policyholders and reinsurers, respectively, none of which were anticipated to be uncollectible. The Company did not acquire any other material receivables as a result of the acquisition of Westminster.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and value of business acquired (“VOBA”) intangible assets were $6,700, $1,800, $500, and $4,750, respectively. The state insurance license intangible has an indefinite life, while the other intangible assets are being amortized over useful lives of up to twenty years. The goodwill is not deductible for income tax purposes.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

4.Investments

The amortized cost and estimated fair value of fixed income securities as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,617	$582	$(84)	$14,115
Obligations of states and political subdivisions	70,756	2,691	(286)	73,161
Corporate securities	151,028	5,768	(637)	156,159
Residential mortgage-backed securities	42,148	1,002	(195)	42,955
Commercial mortgage-backed securities	32,810	1,147	(49)	33,908
Asset-backed securities	50,995	258	(135)	51,118
Total fixed income securities	$361,354	$11,448	$(1,386)	$371,416

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$1,055	$(6)	$14,383
Obligations of states and political subdivisions	61,001	3,278	(35)	64,244
Corporate securities	119,826	8,755	(147)	128,434
Residential mortgage-backed securities	35,017	1,478	(1)	36,494
Commercial mortgage-backed securities	23,976	1,700	(21)	25,655
Asset-backed securities	50,751	535	(86)	51,200
Total fixed income securities	$303,905	$16,801	$(296)	$320,410

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers of the securities may have the right to call or prepay certain obligations, which may or may not include call or prepayment penalties.

	September 30, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,815	$17,978
After one year through five years	80,664	83,892
After five years through ten years	85,609	88,611
After ten years	51,313	52,954
Mortgage / asset-backed securities	125,953	127,981
Total fixed income securities	$361,354	$371,416

	December 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,722	$17,933
After one year through five years	86,709	91,457
After five years through ten years	59,408	64,987
After ten years	30,322	32,684
Mortgage / asset-backed securities	109,744	113,349
Total fixed income securities	$303,905	$320,410

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $8,016 at September 30, 2021 and $6,093 at December 31, 2020, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities were as follows:

	September 30, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,603	$(84)	$-	$-	$2,603	$(84)
Obligations of states and political subdivisions	10,285	(286)	-	-	10,285	(286)
Corporate securities	38,474	(628)	535	(9)	39,009	(637)
Residential mortgage-backed securities	17,333	(195)	-	-	17,333	(195)
Commercial mortgage-backed securities	5,555	(49)	-	-	5,555	(49)
Asset-backed securities	14,700	(131)	1,242	(4)	15,942	(135)
Total fixed income securities	$88,950	$(1,373)	$1,777	$(13)	$90,727	$(1,386)

	December 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$931	$(6)	$-	$-	$931	$(6)
Obligations of states and political subdivisions	1,806	(35)	-	-	1,806	(35)
Corporate securities	3,215	(97)	734	(50)	3,949	(147)
Residential mortgage-backed securities	68	(1)	-	-	68	(1)
Commercial mortgage-backed securities	1,103	(21)	-	-	1,103	(21)
Asset-backed securities	5,785	(31)	4,188	(55)	9,973	(86)
Total fixed income securities	$12,908	$(191)	$4,922	$(105)	$17,830	$(296)

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

As of September 30, 2021, we held 168 fixed income securities with unrealized losses. As of December 31, 2020, we held 67 fixed income securities with unrealized losses. In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

The Company did not record any other-than-temporary impairments during the three- or nine-month periods ended September 30, 2021 and 2020. For the year ended December 31, 2020, the Company also did not recognize any other-than-temporary impairments of its investment securities. Adverse investment market conditions, in addition to poor operating results of underlying investments, could result in impairment charges in the future.

Net investment income was attributable to the following types of securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed income securities	$2,104	$2,065	$6,227	$6,655
Equity securities	275	278	820	903
Real estate	156	170	469	440
Cash and cash equivalents	1	1	3	27
Total gross investment income	2,536	2,514	7,519	8,025
Investment expenses	823	628	2,560	2,150
Net investment income	$1,713	$1,886	$4,959	$5,875

Net capital gain on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains:
Fixed income securities	$131	$279	$572	$756
Equity securities	2,674	637	9,194	2,887
Total gross realized gains	2,805	916	9,766	3,643

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(12)	252	(26)	(70)
Equity securities	(60)	(532)	(230)	(1,552)
Total gross realized losses, excluding other-than-temporary impairment losses	(72)	(280)	(256)	(1,622)

Net realized gain on investments	2,733	636	9,510	2,021

Change in net unrealized gain on equity securities	(2,511)	4,466	1,224	(641)
Net capital gain on investments	$222	$5,102	$10,734	$1,380

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

5.Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets or liabilities at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Accounting guidance on fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of the Company or other third-parties, and are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which could have been realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining any fair values of the Company’s investments at September 30, 2021 or December 31, 2020.

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where we would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level III investment.

The fair value estimates of the Company’s investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s or Standard & Poor’s. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the pricing service, for the nine-month period ended September 30, 2021, or the year ended December 31, 2020. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The following tables set forth our assets which are measured at fair value on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2021
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,115	$-	$14,115	$-
Obligations of states and political subdivisions	73,161	-	73,161	-
Corporate securities	156,159	-	156,159	-
Residential mortgage-backed securities	42,955	-	42,955	-
Commercial mortgage-backed securities	33,908	-	33,908	-
Asset-backed securities	51,118	-	51,118	-
Total fixed income securities	371,416	-	371,416	-

Equity securities:
Basic materials	1,073	1,073	-	-
Communications	7,580	7,580	-	-
Consumer, cyclical	10,911	10,911	-	-
Consumer, non-cyclical	16,386	16,386	-	-
Energy	2,716	2,716	-	-
Financial	4,165	4,165	-	-
Industrial	14,292	14,292	-	-
Technology	17,337	17,337	-	-
Total equity securities	74,460	74,460	-	-

Cash equivalents	30,529	30,529	-	-
Total assets at fair value	$476,405	$104,989	$371,416	$-

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

6.Reinsurance

The Company cedes and assumes certain premiums and losses to and from various companies and associations under a variety of reinsurance agreements. The Company seeks to limit the maximum net loss that can arise from large risks or risks in concentrated areas of exposure through use of these agreements, either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts on substantial individual risks.

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

During the nine-month period ended September 30, 2021, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $117,000 in excess of its $10,000 retained risk. During the year ended December 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$68,905	$93,740	$266,877	$249,542
Assumed premium	1,316	1,336	6,342	6,300
Ceded premium	(3,495)	(12,903)	(36,812)	(34,253)
Net premiums	$66,726	$82,173	$236,407	$221,589

Percentage of assumed earned premium to direct earned premium		1.4%		2.5%

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$68,322	$79,455	$244,053	$224,300
Assumed premium	1,426	1,372	5,728	5,655
Ceded premium	(7,596)	(7,485)	(15,497)	(15,835)
Net premiums	$62,152	$73,342	$234,284	$214,120

Percentage of assumed earned premium to direct earned premium		1.7%		2.5%

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct losses and loss adjustment expenses	$87,453	$59,936	$201,630	$153,203
Assumed losses and loss adjustment expenses	2,308	2,436	5,216	3,538
Ceded losses and loss adjustment expenses	(24,019)	(8,536)	(41,297)	(20,119)
Net losses and loss adjustment expenses	$65,742	$53,836	$165,549	$136,622

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

If 100% of our ceded reinsurance was cancelled as of September 30, 2021 or December 31, 2020, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

7.Deferred Policy Acquisition Costs

Expenses directly related to successfully acquired insurance policies, primarily commissions, premium taxes and underwriting costs, are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$29,657	$24,204	$23,968	$15,399
Deferral of policy acquisition costs	8,717	14,742	47,879	47,763
Amortization of deferred policy acquisition costs	(12,898)	(15,061)	(46,371)	(39,277)
Balance, end of period	$25,476	$23,885	$25,476	$23,885

8.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses (“LAE”) is summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period:
Liability for unpaid losses and LAE	$105,750	$93,250
Reinsurance recoverables on losses	8,710	4,045
Net balance at beginning of period	97,040	89,205

Acquired unpaid losses and LAE related to:
Current year	-	-
Prior years	-	8,568
Total incurred	-	8,568

Incurred related to:
Current year	172,443	140,890
Prior years	(6,894)	(4,268)
Total incurred	165,549	136,622

Paid related to:
Current year	86,251	65,234
Prior years	39,440	47,914
Total paid	125,691	113,148

Balance at end of period:
Liability for unpaid losses and LAE	179,576	134,803
Reinsurance recoverables on losses	42,678	13,556
Net balance at end of period	$136,898	$121,247

During the nine months ended September 30, 2021, the Company’s reported incurred losses and LAE included $6,894 of net favorable development on prior accident years, compared to $4,268 of net favorable development on prior accident years during the nine months ended September 30, 2020. The net favorable development on prior accident years through September 30, 2021 was primarily driven by favorable development in the non-standard auto segment and, to a lesser extent, the private passenger auto and home and farm segments.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The Company’s liabilities for unpaid losses and LAE are summarized below:

	September 30, 2021	December 31, 2020
Case reserves	$156,848	$89,903
IBNR reserves	22,728	15,847
Liability for unpaid LAE	$179,576	$105,750
Reinsurance recoverables on losses	42,678	8,710
Net unpaid losses and LAE	$136,898	$97,040

The following table provides case and IBNR reserves for unpaid losses and LAE by segment.

	September 30, 2021
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$18,344	$7,729	$26,073
Non-standard auto	51,606	(7,492)	44,114
Home and farm	12,771	4,672	17,443
Crop	50,378	15	50,393
Commercial	19,737	10,810	30,547
All other	4,012	6,994	11,006
Liability for unpaid losses and LAE	$156,848	$22,728	$179,576
Reinsurance recoverables on losses	39,169	3,509	42,678
Net unpaid losses and LAE	$117,679	$19,219	$136,898

	December 31, 2020
	Case Reserves	IBNR Reserves	Total Reserves
Private passenger auto	$14,984	$5,327	$20,311
Non-standard auto	50,702	(7,366)	43,336
Home and farm	7,705	4,032	11,737
Crop	756	15	771
Commercial	10,749	8,340	19,089
All other	5,007	5,499	10,506
Liability for unpaid losses and LAE	$89,903	$15,847	$105,750
Reinsurance recoverables on losses	5,102	3,608	8,710
Net unpaid losses and LAE	$84,801	$12,239	$97,040

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

9.Property and Equipment

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020	Estimated Useful Life
Cost:
Real estate	$15,467	$15,313	10-31 years
Electronic data processing equipment	1,547	1,271	5-7 years
Furniture and fixtures	2,908	2,867	5-7 years
Automobiles	1,271	1,275	2-3 years
Gross cost	21,193	20,726

Accumulated depreciation	(11,244)	(10,827)
Total property and equipment, net	$9,949	$9,899

Depreciation expense was $162 and $180 for the three months ended September 30, 2021 and 2020, respectively, and $503 and $545 for the nine months ended September 30, 2021 and 2020, respectively.

10.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	September 30, 2021	December 31, 2020
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$241	$507
Distribution network	6,700	651	6,049
Total subject to amortization	7,448	892	6,556

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$892	$8,456

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$166	$582
Distribution network	6,700	372	6,328
Total subject to amortization	7,448	538	6,910

Not subject to amortization – state insurance license	1,900	-	1,900
Total	$9,348	$538	$8,810

Amortization expense was $118 and $1,070 for the three months ended September 30, 2021 and 2020, respectively, and $354 and $4,781 for the nine months ended September 30, 2021 and 2020, respectively.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of September 30, 2021, the estimated amortization of other intangible assets with finite lives for the next five years in the period ended December 31, 2025, and thereafter is as follows:

Year ending December 31,	Amortization Expense
2021	$118
2022	472
2023	455
2024	422
2025	422
Thereafter	4,667
Total other intangible assets with finite lives	$6,556

11.Related Party Transactions

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. This agreement was finalized, approved, and implemented during the fourth quarter of 2020, retroactive to the January 1 effective date. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by AM Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category.

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, the pooling percentages by insurance company were:

Pool Percentage
Nodak Insurance	66.0%
American West	7.0%
Primero	3.0%
Battle Creek	2.0%
Direct Auto	13.0%
Westminster	9.0%
Total	100.0%

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $370 and $386 during the three months ended September 30, 2021 and 2020, respectively, and $1,102 and $1,115 for the nine months ended September 30, 2021 and 2020, respectively. Royalty amounts payable of $38 and $113 were accrued as a liability to the NDFB at September 30, 2021 and December 31, 2020, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2021 without the prior approval of the North Dakota Insurance Department is $21,628 based upon the surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2021. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the nine months ended September 30, 2021 or the year ended December 31, 2020.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$1,626	$6,055
Investments	10,641	5,543
Premiums and agents’ balances receivable	5,144	4,738
Deferred policy acquisition costs	510	479
Pooling receivable (1)	-	920
Reinsurance recoverables on losses (2)	13,235	5,646
Accrued investment income	48	27
Deferred income tax asset	155	101
Property and equipment	328	337
Other assets	49	49
Total assets	$31,736	$23,895

Liabilities:
Unpaid losses and loss adjustment expenses	$3,297	$2,445
Unearned premiums	2,535	2,381
Notes payable (1)	3,000	3,000
Reinsurance losses payable (2)	11,872	11,221
Pooling payable (1)	6,393	-
Accrued expenses and other liabilities	371	303
Total liabilities	27,468	19,350

Equity:
Non-controlling interest	4,268	4,545
Total equity	4,268	4,545

Total liabilities and equity	$31,736	$23,895

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$1,499	$-	$4,594	$-
Fee and other income (expense)	(6)	-	(8)	-
Net investment income	15	34	38	110
Net capital gain on investments	2	(7)	2	2
Total revenues	1,510	27	4,626	112

Expenses:
Losses and loss adjustment expenses	1,179	-	3,448	-
Amortization of deferred policy acquisition costs	258	-	927	-
Other underwriting and general expenses	209	-	356	-
Total expenses	1,646	-	4,731	-

Income (loss) before income taxes	(136)	27	(105)	112
Income tax expense (benefit)	(14)	5	(6)	24
Net income (loss)	$(122)	$22	$(99)	$88

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

12.Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. The Company reported expenses related to the 401(k) plans totaling $178 and $164 during the three months ended September 30, 2021 and 2020, respectively, and $525 and $489 during the nine months ended September 30, 2021 and 2020, respectively. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $165 and $97 during the three months ended September 30, 2021 and 2020, respectively, and $704 and $500 during the nine months ended September 30, 2021 and 2020, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $21 and $15 during the three months ended September 30, 2021 and 2020, respectively, and $588 and $43 during the nine months ended September 30, 2021 and 2020, respectively.

In connection with our initial public offering in March 2017, the Company established an Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

Upon establishment of the plan, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan was for a period of ten years, bearing interest at the long-term Applicable Federal Rate effective on the closing date of the offering (2.79% annually). The ESOP Trust used the proceeds of the loan to purchase shares in our initial public offering, which resulted in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

The shares purchased by the ESOP Trust in the offering are held in a suspense account as collateral for the ESOP loan. Nodak Insurance makes semi-annual cash contributions to the ESOP in amounts no smaller than the amounts required for the ESOP Trust to make its loan payments to Nodak Insurance. While the ESOP makes two loan payments per year, a pre-determined portion of the shares are released from the suspense account and allocated to participant accounts at the end of the calendar year. This release and allocation occurs on an annual basis over the ten-year term of the ESOP loan. Nodak Insurance has a lien on the shares of common stock of the Company held by the ESOP to secure repayment of the loan from the ESOP to Nodak Insurance. If the ESOP is terminated as a result of a change in control of the Company, the ESOP may be required to pay the costs of terminating the plan.

It is anticipated that the only assets held by the ESOP will be shares of the Company’s common stock. Participants in the ESOP cannot direct the investment of any assets allocated to their accounts. The ESOP participants are employees of Nodak Insurance. The employees of Primero, Direct Auto, and Westminster do not participate in the ESOP. American West and Battle Creek have no employees.

Each employee of Nodak Insurance automatically becomes a participant in the ESOP if such employee is at least 21 years old, has completed a minimum of one thousand hours of service with Nodak Insurance, and has completed an Eligibility Computation Period. Employees are not permitted to make any contributions to the ESOP. Participants in the ESOP receive annual reports from the Company showing the number of shares of common stock of the Company allocated to the participants’ accounts and the market value of those shares. The shares are allocated to participants based on compensation as provided for in the ESOP.

In connection with the establishment of the ESOP, the Company created a contra-equity account on the Consolidated Balance Sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the initial public offering. As shares are released from the ESOP suspense account, the contra-equity account is credited, which reduces the impact of the contra-equity account on the Company’s Consolidated Balance Sheet over time. The Company records compensation expense related to the shares released, equal to the number of shares released from the suspense account multiplied by the average market value of the Company’s stock during the period.

The Company recognized compensation expense of $116 and $98 during the three months ended September 30, 2021 and 2020, respectively, related to the ESOP, and $342 and $270 during the nine months ended September 30, 2021 and 2020, respectively.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

Through September 30, 2021 and December 31, 2020, the Company has released and allocated 97,260 ESOP shares to participants, with a remainder of 142,740 ESOP shares in suspense at September 30, 2021 and December 31, 2020. Using the Company’s quarter-end market price of $17.56 per share, the fair value of the unearned ESOP shares was $2,507 at September 30, 2021.

13.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the nine months ended September 30, 2021, or the year ended December 31, 2020. This line of credit is scheduled to expire on January 30, 2022.

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

At September 30, 2021 and December 31, 2020, we had no unrecognized tax benefits, accrued interest and penalties, or significant uncertain tax positions. No interest and penalties were recognized during the three- or nine-month periods ended September 30, 2021 or 2020.

At September 30, 2021 and December 31, 2020, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

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

NI Holdings had gross deferred income tax assets of $10,190 at September 30, 2021 and $8,603 at December 31, 2020, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $931 was carried at September 30, 2021 and December 31, 2020.

NI Holdings had gross deferred income tax liabilities of $15,359 at September 30, 2021 and $16,429 at December 31, 2020, arising primarily from deferred policy acquisition costs, net unrealized capital gains on investments, and other intangible assets.

As of September 30, 2021, NI Holdings had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax years 2017 through 2019 remain open for examination.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

15.Operating Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $63 and $94 related to these leases during the three months ended September 30, 2021 and 2020, respectively, and $187 and $277 related to these leases during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we have minimum future commitments under non-cancellable leases for the next five years in the period ending December 31, 2025, and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2021	$63
2022	319
2023	358
2024	320
2025	286
Thereafter	1,066
Total minimum future commitments	$2,412

16.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

17.Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Nine Months Ended September 30,
	2021	2020
Shares outstanding, beginning of period	21,318,638	22,119,380
Treasury shares repurchased through stock repurchase authorization	(168,393)	(804,743)
Issuance of treasury shares for vesting of restricted stock units	102,060	31,442
Shares outstanding, end of period	21,252,305	21,346,079

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this authorization. During the nine months ended September 30, 2021, we completed the repurchase of 144,110 shares of our common stock for $2,762 to close out this authorization.

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the three months ended September 30, 2021, we completed the repurchase of 24,283 shares of our common stock for $449 under this new authorization.

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

A summary of the Company’s outstanding and unearned restricted stock units is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2020	96,540	$16.47
RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	$15.27

RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(60,720)	15.73
Units outstanding and unearned at September 30, 2021	113,760	$16.83

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSU compensation expense	$226	$211	$843	$824
Income tax benefit	(47)	(44)	(177)	(173)
RSU compensation expense, net of income taxes	$179	$167	$666	$651

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

At September 30, 2021, there was $939 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.01 years.

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

A summary of the Company’s outstanding performance share units is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2020	111,000	$15.27
PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at December 31, 2020	174,600	$15.15

PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at September 30, 2021	190,600	$16.06

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PSU compensation expense	$290	$274	$861	$838
Income tax benefit	(61)	(58)	(181)	(176)
PSU compensation expense, net of income taxes	$229	$216	$680	$662

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At September 30, 2021, there was $1,434 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.92 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

19.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and nine-month periods ended September 30, 2021 and 2020. For presentation in these tables, “LAE” refers to loss adjustment expenses.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,453	$15,258	$21,256	$19,654	$16,864	$1,255	$93,740
Assumed premiums earned	-	-	-	24	-	1,312	1,336
Ceded premiums earned	(962)	(369)	(2,481)	(6,954)	(2,066)	(71)	(12,903)
Net premiums earned	18,491	14,889	18,775	12,724	14,798	2,496	82,173

Direct losses and LAE	17,646	9,620	19,839	27,237	13,058	53	87,453
Assumed losses and LAE	-	-	-	151	-	2,157	2,308
Ceded losses and LAE	(516)	-	(3,684)	(14,906)	(5,288)	375	(24,019)
Net losses and LAE	17,130	9,620	16,155	12,482	7,770	2,585	65,742

Gross margin	1,361	5,269	2,620	242	7,028	(89)	16,431

Underwriting and general expenses	5,892	6,010	6,627	864	5,257	698	25,348
Underwriting gain (loss)	(4,531)	(741)	(4,007)	(622)	1,771	(787)	(8,917)

Fee and other income		301					501
		(440)
Net investment income							1,713
Net capital gain on investments							222
Loss before income taxes							(6,481)
Income tax benefit							(1,622)
Net loss							(4,859)
Net loss attributable to non-controlling interest							(122)
Net loss attributable to NI Holdings, Inc.							$(4,737)

Non-GAAP Ratios:
Loss and LAE ratio	92.6%	64.6%	86.0%	98.1%	52.5%	103.6%	80.0%
Expense ratio	31.9%	40.4%	35.3%	6.8%	35.5%	28.0%	30.8%
Combined ratio	124.5%	105.0%	121.3%	104.9%	88.0%	131.5%	110.9%

Balances at September 30, 2021:
Premiums and agents’ balances receivable	$19,531	$8,789	$9,246	$33,376	$10,737	$709	$82,388
Deferred policy acquisition costs	5,234	6,226	7,539	1	6,027	449	25,476
Reinsurance recoverables	1,422	-	2,680	28,824	7,911	1,841	42,678
Receivable from Federal Crop Insurance Corporation	-	-	-	9,362	-	-	9,362
Goodwill and other intangibles	-	2,823	-	-	15,017	-	17,840

Unpaid losses and LAE	26,073	44,114	17,443	50,393	30,547	11,006	179,576
Unearned premiums	29,462	19,489	42,664	9,369	32,930	3,185	137,099

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,002	$13,882	$20,688	$12,189	$12,516	$1,178	$79,455
Assumed premiums earned	-	-	-	(33)	-	1,405	1,372
Ceded premiums earned	(1,055)	(43)	(2,140)	(2,437)	(1,743)	(67)	(7,485)
Net premiums earned	17,947	13,839	18,548	9,719	10,773	2,516	73,342

Direct losses and LAE	13,570	9,425	13,912	12,154	9,257	1,618	59,936
Assumed losses and LAE	(165)	-	-	617	-	1,984	2,436
Ceded losses and LAE	165	-	(475)	(3,546)	(3,680)	(1,000)	(8,536)
Net losses and LAE	13,570	9,425	13,437	9,225	5,577	2,602	53,836

Gross margin	4,377	4,414	5,111	494	5,196	(86)	19,506

Underwriting and general expenses	5,103	5,140	5,507	1,542	4,289	563	22,144
Underwriting gain (loss)	(726)	(726)	(396)	(1,048)	907	(649)	(2,638)

Fee and other income		336					524
		(390)
Net investment income							1,886
Net capital gain on investments							5,102
Income before income taxes							4,874
Income tax expense							1,188
Net income							3,686
Net income attributable to non-controlling interest							22
Net income attributable to NI Holdings, Inc.							$3,664

Non-GAAP Ratios:
Loss and LAE ratio	75.6%	68.1%	72.4%	94.9%	51.8%	103.4%	73.4%
Expense ratio	28.4%	37.1%	29.7%	15.9%	39.8%	22.4%	30.2%
Combined ratio	104.0%	105.2%	102.1%	110.8%	91.6%	125.8%	103.6%

Balances at September 30, 2020:
Premiums and agents’ balances receivable	$19,269	$7,358	$9,323	$39,182	$9,071	$665	$84,868
Deferred policy acquisition costs	5,629	4,931	7,900	409	4,564	452	23,885
Reinsurance recoverables	341	-	1,984	3,675	5,082	2,474	13,556
Receivable from Federal Crop Insurance Corporation	-	-	-	9,519	-	-	9,519
Goodwill and other intangibles	-	2,872	-	-	15,765	-	18,637

Unpaid losses and LAE	20,399	44,526	12,361	29,723	16,602	11,192	134,803
Unearned premiums	29,203	17,147	41,724	8,730	26,247	2,915	125,966

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$57,153	$44,102	$62,647	$34,212	$47,781	$3,647	$249,542
Assumed premiums earned	-	-	-	2,108	-	4,192	6,300
Ceded premiums earned	(3,096)	(1,057)	(8,045)	(15,196)	(6,625)	(234)	(34,253)
Net premiums earned	54,057	43,045	54,602	21,124	41,156	7,605	221,589

Direct losses and LAE	45,299	25,910	47,163	49,612	33,016	630	201,630
Assumed losses and LAE	-	-	-	674	-	4,542	5,216
Ceded losses and LAE	(1,010)	-	(5,168)	(27,911)	(7,583)	375	(41,297)
Net losses and LAE	44,289	25,910	41,995	22,375	25,433	5,547	165,549

Gross margin	9,768	17,135	12,607	(1,251)	15,723	2,058	56,040

Underwriting and general expenses	16,018	16,949	17,311	2,831	15,049	2,017	70,175
Underwriting gain (loss)	(6,250)	186	(4,704)	(4,082)	674	41	(14,135)

Fee and other income		994					1,338
		1,180
Net investment income							4,959
Net capital gain on investments							10,734
Income before income taxes							2,896
Income tax expense							707
Net income							2,189
Net loss attributable to non-controlling interest							(99)
Net income attributable to NI Holdings, Inc.							$2,288

Non-GAAP Ratios:
Loss and LAE ratio	81.9%	60.2%	76.9%	105.9%	61.8%	72.9%	74.7%
Expense ratio	29.6%	39.4%	31.7%	13.4%	36.6%	26.5%	31.7%
Combined ratio	111.6%	99.6%	108.6%	119.3%	98.4%	99.5%	106.4%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2020
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$55,899	$40,253	$61,062	$31,438	$32,173	$3,475	$224,300
Assumed premiums earned	-	-	-	1,903	-	3,752	5,655
Ceded premiums earned	(3,267)	(129)	(7,125)	109	(5,206)	(217)	(15,835)
Net premiums earned	52,632	40,124	53,937	33,450	26,967	7,010	214,120

Direct losses and LAE	33,324	23,560	32,661	35,212	26,169	2,277	153,203
Assumed losses and LAE	-	-	-	839	-	2,699	3,538
Ceded losses and LAE	(1)	-	(1,826)	(5,352)	(11,640)	(1,300)	(20,119)
Net losses and LAE	33,323	23,560	30,835	30,699	14,529	3,676	136,622

Gross margin	19,309	16,564	23,102	2,751	12,438	3,334	77,498

Underwriting and general expenses	14,248	15,482	15,102	3,542	11,842	1,712	61,928
Underwriting gain (loss)	5,061	1,082	8,000	(791)	596	1,622	15,570

Fee and other income		993					1,332
		2,075
Net investment income							5,875
Net capital gain on investments							1,380
Income before income taxes							24,157
Income tax expense							5,259
Net income							18,898
Net income attributable to non-controlling interest							88
Net income attributable to NI Holdings, Inc.							$18,810

Non-GAAP Ratios:
Loss and LAE ratio	63.3%	58.7%	57.2%	91.8%	53.9%	52.4%	63.8%
Expense ratio	27.1%	38.6%	28.0%	10.6%	43.9%	24.4%	28.9%
Combined ratio	90.4%	97.3%	85.2%	102.4%	97.8%	76.9%	92.7%

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

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres, commodity prices, and types of crops insured because the rates are established by the Risk Management Agency of the United States Department of Agriculture (“RMA”) rather than individual insurance carriers. The expected loss experience of the multi-peril crop insurance business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which generally extends into the fourth quarter. However, as was the case in 2020, if the Company experiences a higher than average number of prevented planting claims early in the risk period, recognition of earned premiums may be accelerated due to the shortened risk period.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in the personal lines of business (private passenger auto, home and farm) are generally written and earned throughout the year based on their coverage periods. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of weather-related activity.

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

During the first nine months of 2021, we have continued to see a reduced impact from COVID-19 as economic activity has returned to near pre-pandemic levels. However, a possible resurgence of COVID-19 could impact our results.

The below discussion of results of operations for NI Holdings includes certain non-GAAP financial measures, including loss and LAE ratio, expense ratio, combined ratio, premiums written, and underwriting gain (loss). For a description of these non-GAAP financial measures, see the section titled “Non-GAAP Financial Measures” below.

Three and Nine Months ended September 30, 2021 and 2020

The consolidated net loss for NI Holdings was $4,859 for the three months ended September 30, 2021, compared to net income of $3,686 for the three months ended September 30, 2020. The consolidated net income for NI Holdings was $2,189 for the nine months ended September 30, 2021, compared to net income of $18,898 for the nine months ended September 30, 2020.

The major components of NI Holdings’ operating revenues and net income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$82,173	$73,342	$221,589	$214,120
Fee and other income	501	524	1,338	1,332
Net investment income	1,713	1,886	4,959	5,875
Net capital gain on investments	222	5,102	10,734	1,380
Total revenues	84,609	80,854	238,620	222,707

Components of net income:
Net premiums earned	82,173	73,342	221,589	214,120
Losses and loss adjustment expenses	65,742	53,836	165,549	136,622
Amortization of deferred policy acquisition costs and other underwriting and general expenses	25,348	22,144	70,175	61,928
Underwriting gain (loss)	(8,917)	(2,638)	(14,135)	15,570

Fee and other income	501	524	1,338	1,332
Net investment income	1,713	1,886	4,959	5,875
Net capital gain on investments	222	5,102	10,734	1,380
Income (loss) before income taxes	(6,481)	4,874	2,896	24,157
Income tax expense (benefit)	(1,622)	1,188	707	5,259
Net income (loss)	$(4,859)	$3,686	$2,189	$18,898

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net premiums earned:
Direct premium	$93,740	$79,455	$249,542	$224,300
Assumed premium	1,336	1,372	6,300	5,655
Ceded premium	(12,903)	(7,485)	(34,253)	(15,835)
Total net premiums earned	$82,173	$73,342	$221,589	$214,120

NI Holdings’ net premiums earned for the three months ended September 30, 2021 increased $8,831, or 12.0%, compared to the three months ended September 30, 2020. Net premiums earned for the nine months ended September 30, 2021 increased $7,469, or 3.5%, compared to the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net premiums earned:
Private passenger auto	$18,491	$17,947	$54,057	$52,632
Non-standard auto	14,889	13,839	43,045	40,124
Home and farm	18,775	18,548	54,602	53,937
Crop	12,724	9,719	21,124	33,450
Commercial	14,798	10,773	41,156	26,967
All other	2,496	2,516	7,605	7,010
Total net premiums earned	$82,173	$73,342	$221,589	$214,120

Below are comments regarding significant changes in the net premiums earned by business segment:

Private passenger auto – Net premiums earned for the third quarter of 2021 increased $544, or 3.0%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 increased $1,425, or 2.7%, from the first nine months of 2020. Premiums have been impacted by continued soft market conditions in the segment.

Non-standard auto – Net premiums earned for the third quarter of 2021 increased $1,050, or 7.6%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 increased $2,921, or 7.3%, from the first nine months of 2020. The segment has benefited from the improved economic environment in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the third quarter of 2021 increased $227, or 1.2%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 increased $665, or 1.2%, from the first nine months of 2020. The relatively flat premium growth on both a quarterly and year-to-date basis was due to competitive market conditions in this segment and the related rate reduction taken in early 2021 in the Nodak Insurance farmowners line of business.

Crop – Net premiums earned for the third quarter of 2021 increased $3,005, or 30.9%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 decreased $12,326, or 36.8%, from the first nine months of 2020. The increase in third quarter 2021 was primarily the result of accelerated recognition of premiums earned in 2020 prior to the third quarter. This acceleration was due to high levels of prevented-plant claims in the spring of 2020 which shortened the period of risk. On a year-to-date basis, direct earned premiums increased by $2,774 primarily due to higher commodity prices on multi-peril crop business. However, this increase was offset by a large increase in ceded earned premiums as a result of significant multi-peril crop losses from this year’s extreme drought conditions across North and South Dakota. We also placed a higher number of multi-peril crop policies in the assigned risk fund of the Standard Reinsurance Agreement for 2021, resulting in higher levels of premiums and losses being ceded to the federal government.

Commercial – Net premiums earned for the third quarter of 2021 increased $4,025, or 37.4%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 increased $14,189, or 52.6%, from the first nine months of 2020. The increase in both periods was primarily driven by growth in our Westminster commercial business as a result of a continuation of favorable market conditions, the positive impact of Westminster’s financial size category, and the AM Best rating upgrade.

All other – Net premiums earned for the third quarter of 2021 decreased $20, or 0.8%, from the third quarter of 2020. Net premiums earned for the first nine months of 2021 increased $595, or 8.5%, from the first nine months of 2020. Net premiums earned increased modestly through nine months related to our participation in an assumed domestic and international reinsurance pool of business.

Losses and LAE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net losses and LAE:
Direct losses and LAE	$87,453	$59,936	$201,630	$153,203
Assumed losses and LAE	2,308	2,436	5,216	3,538
Ceded losses and LAE	(24,019)	(8,536)	(41,297)	(20,119)
Total net losses and LAE	$65,742	$53,836	$165,549	$136,622

NI Holdings’ net losses and LAE for the three months ended September 30, 2021 increased $11,906, or 22.1%, compared to the three months ended September 30, 2020. Net losses and LAE for the nine months ended September 30, 2021 increased $28,927, or 21.2%, compared to the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net losses and LAE:
Private passenger auto	$17,130	$13,570	$44,289	$33,323
Non-standard auto	9,620	9,425	25,910	23,560
Home and farm	16,155	13,437	41,995	30,835
Crop	12,482	9,225	22,375	30,699
Commercial	7,770	5,577	25,433	14,529
All other	2,585	2,602	5,547	3,676
Total net losses and LAE	$65,742	$53,836	$165,549	$136,622

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss and LAE ratio:
Private passenger auto	92.6%	75.6%	81.9%	63.3%
Non-standard auto	64.6%	68.1%	60.2%	58.7%
Home and farm	86.0%	72.4%	76.9%	57.2%
Crop	98.1%	94.9%	105.9%	91.8%
Commercial	52.5%	51.8%	61.8%	53.9%
All other	103.6%	103.4%	72.9%	52.4%
Total loss and LAE ratio	80.0%	73.4%	74.7%	63.8%

Below are comments regarding significant changes in the net losses and LAE, and the net loss and LAE ratios, by business segment:

Private passenger auto – The net loss and LAE ratio deteriorated 17.0 percentage points and 18.6 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. The increase in both the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was a result of a return to average loss frequency due to increased miles driven by our insureds compared to 2020 when pandemic-related restrictions were still in place. Loss experience in 2021 has also been adversely impacted by an increase in uninsured/underinsured motorist liability claims frequency. The continued soft market has limited our ability to implement the needed rate increases while still remaining competitive.

Non-standard auto – The net loss and LAE ratio was relatively consistent with the prior year, improving 3.5 percentage points and deteriorating 1.5 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. Direct Auto has experienced modest elevations in loss frequency and severity compared to 2020 despite increased miles being driven compared to 2020. Overall net losses and LAE have increased on both a quarterly and year-to-date basis due to strong year-to-date direct written premium growth at Direct Auto. These profitable results, on both a quarterly and year-to-date-basis, have been offset by Primero’s higher loss frequency and severity due largely to the continued economic challenges in the Las Vegas market.

Home and farm – The net loss and LAE ratio deteriorated 13.6 percentage points and 19.7 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. This increase was driven by above average weather-related losses in 2021. These losses included the June catastrophe event in North Dakota, along with significant weather-related losses in Nebraska and South Dakota during the third quarter.

Crop – The net loss and LAE ratio deteriorated 3.2 percentage points and 14.1 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. The extreme drought conditions across North and South Dakota resulted in significantly elevated multi-peril crop losses. However, in anticipation of the dry weather, we placed a higher number of multi-peril crop policies in the assigned risk fund of the Standard Reinsurance Agreement for 2021, resulting in increased premiums and losses ceded to the federal government.

Commercial – The net loss and LAE ratio deteriorated 0.7 percentage points and 7.9 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. This increase on a year-to-date basis was primarily due to increased fire loss frequency in the Westminster book of business during the first and second quarters. Westminster had a strong third quarter as the Company continued to benefit from favorable market conditions, along with experiencing improved loss frequency and severity.

All other – The net loss and LAE ratio deteriorated 0.2 percentage points and 20.5 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020. The increase in both the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was primarily due to elevated loss severity in our assumed domestic and international reinsurance pool of business, in particular anticipated losses associated with Hurricane Ida.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

Total underwriting and general expenses, including amortization of deferred policy acquisition costs, increased $3,204, or 14.5%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These expenses increased $8,247, or 13.3%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Underlying expenses	$21,167	$21,825	$71,683	$70,414
Deferral of policy acquisition costs	(8,717)	(14,742)	(47,879)	(47,763)
Other underwriting and general expenses	12,450	7,083	23,804	22,651
Amortization of deferred policy acquisition costs	12,898	15,061	46,371	39,277
Total reported expenses	$25,348	$22,144	$70,175	$61,928

Underlying expenses for the three months ended September 30, 2021 decreased $658, or 3.0%, compared to a year ago. Underlying expenses for the nine months ended September 30, 2021 increased $1,269, or 1.8%, compared to a year ago.

Expense deferrals were $6,025 lower in the three months ended September 30, 2021 compared to 2020, while amortization of those costs was $2,163 lower in 2021. Expense deferrals were $116 higher in the nine months ended September 30, 2021 compared to 2020, while amortization of those costs was $7,094 higher in 2021. These nine-month increases were primarily due to strong year-over-year growth in our commercial and non-standard auto segments which generally pay higher agent commissions than our other lines, partially offset by adjustments to our methodology primarily impacting our private passenger auto and home and farm segments. In addition, under acquisition accounting, there was no deferred policy acquisition costs reported on the acquisition balance sheet of Westminster, which had the impact of decreasing 2020 amortization of deferred policy acquisition costs relative to future years. Offsetting this impact, the Company recorded an intangible asset, referred to as the value of business acquired, on its acquisition balance sheet which was amortized during 2020 as a component of other underwriting and general expenses. As our mix of business has shifted and these premiums continue to be earned, the related deferral and amortization of expenses have also changed.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Underwriting gain (loss):
Private passenger auto	$(4,531)	$(726)	$(6,250)	$5,061
Non-standard auto	(741)	(726)	186	1,082
Home and farm	(4,007)	(396)	(4,704)	8,000
Crop	(622)	(1,048)	(4,082)	(791)
Commercial	1,771	907	674	596
All other	(787)	(649)	41	1,622
Total underwriting gain (loss)	$(8,917)	$(2,638)	$(14,135)	$15,570

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Combined ratio:
Private passenger auto	124.5%	104.0%	111.6%	90.4%
Non-standard auto	105.0%	105.2%	99.6%	97.3%
Home and farm	121.3%	102.1%	108.6%	85.2%
Crop	104.9%	110.8%	119.3%	102.4%
Commercial	88.0%	91.6%	98.4%	97.8%
All other	131.5%	125.8%	99.5%	76.9%
Combined ratio	110.9%	103.6%	106.4%	92.7%

The results from underwriting operations decreased $6,279 and $29,705 for the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020.

The overall combined ratio deteriorated 7.3 percentage points and 13.7 percentage points in the three- and nine-month periods ended September 30, 2021 compared to the same periods in 2020.

The primary drivers behind the elevated combined ratio on both a quarterly and year-to-date basis were the extreme drought conditions across North and South Dakota on our multi-peril crop business; above average weather-related losses in North Dakota, South Dakota, and Nebraska; the continued return to average frequency of private passenger and non-standard auto physical damage claims; and higher levels of uninsured/underinsured motorist liability claims in private passenger auto.

These elevated losses have been partially offset by continued profitable and strong growth from Direct Auto in the non-standard segment, along with increased profitability and growth from Westminster’s commercial business, particularly during the third quarter.

Fee and Other Income

NI Holdings had fee and other income of $501 for the three months ended September 30, 2021, compared to $524 for the three months ended September 30, 2020. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased slightly to $301 for the three months ended September 30, 2021 from $336 for the three months ended September 30, 2020.

NI Holdings had fee and other income of $1,338 for the nine months ended September 30, 2021, compared to $1,332 for the nine months ended September 30, 2020. Fee income on the non-standard auto business increased slightly to $994 for the nine months ended September 30, 2021 from $993 for the nine months ended September 30, 2020.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average cash and invested assets	$503,538	$457,238	$499,226	$437,845

Gross investment income	$2,536	$2,514	$7,519	$8,025
Investment expenses	823	628	2,560	2,150
Net investment income	$1,713	$1,886	$4,959	$5,875

Gross return on average cash and invested assets	2.0%	2.2%	2.0%	2.4%
Net return on average cash and invested assets	1.4%	1.7%	1.3%	1.8%

Investment income, net of investment expense, decreased $173 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Investment income, net of investment expense, decreased $916 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily driven by the continued impact of lower reinvestment rates in the fixed income portfolio.

The Company's fixed-income portfolio book yield declined 27 basis points year-over-year, from 2.72% at September 30, 2020 to 2.45% at September 30, 2021. This was driven by a combination of factors, including a persistent low reinvestment rate environment, ongoing maturities of existing holdings with high embedded yields, and significant cash inflows to the investment portfolio from the Company's business operations. The dividend yield of the equity portfolio remained constant despite the ongoing rally in U.S. equity markets given a rotation of the equity allocation into high dividend equities.

Net Capital Gain on Investments

Net capital gain on investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$2,805	$916	$9,766	$3,643
Gross realized losses, excluding other-than-temporary impairment losses	(72)	(280)	(256)	(1,622)
Net realized gain on investments	2,733	636	9,510	2,021

Change in net unrealized gain on equity securities	(2,511)	4,466	1,224	(641)
Net capital gain on investments	$222	$5,102	$10,734	$1,380

NI Holdings had net realized capital gains on investment of $2,733 and $9,510 for the three and nine months ended September 30, 2021, respectively, compared to net realized capital gains of $636 and $2,021 for the three and nine months ended September 30, 2020, respectively. The Company reported no other-than-temporary losses during any of the periods presented.

NI Holdings reported a net loss of $2,511 and a net gain of $1,224 attributed to the change in unrealized appreciation of its equity securities for the three and nine months ended September 30, 2021, respectively, compared to a net gain of $4,466 and a net loss of $641 for the three and nine months ended September 30, 2020, respectively. The reduction in net gain compared to the prior year quarter was a reflection of the market recovery in the third quarter of 2020 following the severe declines experienced at the height of the COVID-19 lockdown. Additionally, net realized gains taken on sales during third quarter 2021 contributed to the reduction in unrealized gains as equity markets remained relatively flat. From a year-to-date comparison perspective, the net gain increased in 2021 due to the continued strong performance in the U.S. equity markets in comparison with 2020.

The Company’s fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. At September 30, 2021, the Company had net unrealized gains on fixed income securities of $10,062 and net unrealized gains on equity securities of $28,973.

At December 31, 2020, the Company had net unrealized gains on fixed income securities of $16,505 and net unrealized gains on equity securities of $27,749.

Income (Loss) before Income Taxes

For the three months ended September 30, 2021, NI Holdings had pre-tax loss of $6,481 compared to pre-tax income of $4,874 for the three months ended September 30, 2020. The decrease in pre-tax results was largely attributable to reduced underwriting profitability.

For the nine months ended September 30, 2021, NI Holdings had pre-tax income of $2,896 compared to pre-tax income of $24,157 for the nine months ended September 30, 2020. The decrease in pre-tax results was largely attributable to reduced underwriting profitability, partially offset by the increase in net capital gain on investments.

Income Tax Expense (Benefit)

NI Holdings recorded income tax benefit of $1,622 for the three months ended September 30, 2021, compared to income tax expense of $1,188 for the three months ended September 30, 2020. Our effective tax rate for the third quarter of 2021 was 25.0% compared to an effective tax rate of 24.4% for the third quarter of 2020.

NI Holdings recorded income tax expense of $707 for the nine months ended September 30, 2021, compared to income tax expense of $5,259 for the nine months ended September 30, 2020. Our effective tax rate for the first nine months of 2021 was 24.4% compared to an effective tax rate of 21.8% for the first nine months of 2020.

A portion of the effective tax rate is due to Illinois state income taxes.

Net Income (Loss)

For the three months ended September 30, 2021, NI Holdings had net loss before non-controlling interest of $4,859 compared to net income of $3,686 for the three months ended September 30, 2020. This decrease was primarily attributable to reduced underwriting profitability.

For the nine months ended September 30, 2021, NI Holdings had net income before non-controlling interest of $2,189 compared to net income of $18,898 for the nine months ended September 30, 2020. This decrease in net income was primarily attributable to reduced underwriting profitability, partially offset by the increase in net capital gain on investments.

Return on Average Equity

For the three months ended September 30, 2021, NI Holdings had annualized return on average equity, after non-controlling interest, of -5.5% compared to annualized return on average equity, after non-controlling interest, of 4.6% for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, NI Holdings had annualized return on average equity, after non-controlling interest, of 0.9% compared to annualized return on average equity, after non-controlling interest, of 8.0% for the nine months ended September 30, 2020.

Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Financial Position

The major components of NI Holdings’ financial position are as follows:

	September 30, 2021	December 31, 2020
Assets:
Cash and investments	$495,676	$494,363
Premiums and agents’ balances receivable	82,388	48,523
Deferred policy acquisition costs	25,476	23,968
Reinsurance recoverables on losses	42,678	8,710
Property and equipment	9,949	9,899
Receivable from Federal Crop Insurance Corporation	9,362	6,646
Goodwill and other intangibles	17,840	18,194
Other assets	13,117	7,300
Total assets	$696,486	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$179,576	$105,750
Unearned premiums	137,099	119,363
Deferred income taxes	6,100	8,757
Westminster consideration payable	12,920	19,287
Other liabilities	16,815	15,574
Total liabilities	352,510	268,731

Shareholders’ equity	343,976	348,872
Total liabilities and shareholders’ equity	$696,486	$617,603

At September 30, 2021, NI Holdings’ total assets increased by $78,883, or 12.8%, from December 31, 2020. Cash and investments increased slightly due to normal operations. Premiums and agents’ balances receivable increased due to the recognition of crop insurance written premiums. Reinsurance recoverables on losses increased primarily due to significantly higher multi-peril crop losses along with recoveries associated with the June catastrophe event in North Dakota. The receivable from the Federal Crop Insurance Corporation also increased due to the significantly higher multi-peril crop losses. Deferred policy acquisition costs increased primarily due to strong year-to-date premium growth in the non-standard auto and commercial segments.

At September 30, 2021, total liabilities increased by $83,779, or 31.2%, from December 31, 2020. Unpaid losses and loss adjustment expenses increased due to higher loss experience during the first nine months of 2021, especially the multi-peril crop business. Unearned premiums increased due to an increase in direct written premiums in all segments including the multi-peril crop business. The first installment of $6,667 was paid to the former shareholder of Westminster during the first quarter of 2021. Other liabilities increased due to commission and other expense accruals.

Total shareholders’ equity decreased by $4,896 during the nine months ended September 30, 2021. The decrease in shareholders’ equity reflects a consolidated net income of $2,189 for the nine-month period, share repurchases of $3,211, and a decrease of $5,090 in the fair market value of our fixed income portfolio which generally fluctuates with market interest rates at the measurement dates.

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

Premiums earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. The Company’s property and casualty policies, other than certain types of auto and non-standard auto policies, typically have a term of twelve months.

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for crop insurance are recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. In the case of prevented planting claims, the period of risk is shortened to the date a valid prevented planting claim is filed, when the Company believes the period of risk has ended. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres he has planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer must essentially provide a loan to the farmer in an amount equal to the premium at an annual interest rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the Federal Crop Insurance Corporation (“FCIC”) by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims occurring in the spring (primarily for prevented planting and required replanting claims), claims are required to be filed with the FCIC by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by the Company covers crops planted in the spring.

Net investment income and net capital gain (loss) on investments

The Company invests its excess cash in fixed income and equity securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net capital gains and losses on investments are reported separately from net investment income. The Company recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and realized capital losses when investments are written down as a result of other-than-temporary impairments or are sold for an amount less than their cost or amortized cost. The Company recognizes changes in unrealized gains and losses of equity securities in net income as part of net capital gains and losses on investments. These gains and losses may be significant given the fair market value of the equity portfolio and the inherent volatility in equity markets.

The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income (loss), net of income taxes.

The portfolio of investments for NI Holdings and its insurance subsidiaries is managed by Conning, Inc., and Disciplined Growth Investors. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

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

Non-GAAP Financial Measures

Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business. Management evaluates our operations by monitoring key measures of growth and profitability. We believe that disclosure of certain non-GAAP financial measures enhances investor understanding of our financial performance. The following provides further explanation of the key measures that management uses to evaluate our results:

Loss and LAE ratio

The loss and LAE ratio is the ratio (expressed as a percentage) of losses and LAE incurred to premiums earned. The Company measures this ratio on an accident and calendar year basis to measure underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the change in loss reserves from prior policy years as a percentage of premiums earned during that year.

Expense ratio

The expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other underwriting and general expenses (attributable to insurance operations) to premiums earned, and measures the Company’s operational efficiency in producing, underwriting, and administering our insurance business.

Combined ratio

The Company’s combined ratio is the ratio (expressed as a percentage) of the sum of losses and LAE incurred and expenses to premiums earned, and measures our overall underwriting profit. A combined ratio below 100% generally indicates a profitable book of business.

Premiums written

Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written are the total policy premiums, net of cancellations, associated with policies issued and underwritten by the Company. Assumed premiums written are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Net premiums earned are recognized ratably over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.

Underwriting gain (loss)

Underwriting gain (loss) measures the pre-tax profitability of the Company’s insurance operations. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. Each of these items is presented as a caption in the Company's Consolidated Statements of Operations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. The Company is required to make estimates and assumptions in certain circumstances that affect amounts reported in the Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in our critical accounting policies from December 31, 2020.

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

The change in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash flows from operating activities	$9,489	$30,944
Net cash flows from investing activities	(52,471)	(10,377)
Net cash flows from financing activities	(10,366)	(11,394)
Net increase (decrease) in cash and cash equivalents	$(53,348)	$9,173

For the nine months ended September 30, 2021, net cash provided by operating activities totaled $9,489 compared to $30,944 a year ago. Consolidated net income of $2,189 for the nine months ended September 30, 2021 compared to consolidated net income of $18,898 for the same period a year ago. The decrease in consolidated net income, along with changes in net capital gain on investments, reinsurance recoverables on losses, and the receivable from the Federal Crop Insurance Corporation, were offset by the changes in unpaid losses and LAE.

For the nine months ended September 30, 2021, net cash used by investing activities totaled $52,471 compared to $10,377 a year ago. In the first nine months of 2021, the Company invested excess cash generated from operations and the implementation of the intercompany reinsurance pooling agreement into longer term investments.

For the nine months ended September 30, 2021, net cash used by financing activities totaled $10,366 compared to $11,394 a year ago. The Company paid the first installment of $6,667 of the additional consideration for Westminster during the first quarter of 2021. The Company repurchased shares of its own common stock for $3,211 during 2021, compared to $11,363 during 2020.

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

The amount available for payment of dividends from Nodak Insurance to us during 2021 without the prior approval of the North Dakota Insurance Department is approximately $21,628 based upon the surplus of Nodak Insurance at December 31, 2020. Prior to its payment of any extraordinary dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2021. The Nodak Insurance Board of Directors declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020.

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

The amount available for payment of dividends from Direct Auto to NI Holdings during 2021 without the prior approval of the Illinois Department of Insurance is $3,582 based upon the surplus of Direct Auto at December 31, 2020. Prior to its payment of any dividend, Direct Auto will be required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if Direct Auto is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2021 or the year ended December 31, 2020.

The amount available for payment of dividends from Westminster to NI Holdings during 2021 without the prior approval of the Maryland Insurance Administration is $505 based upon the statutory net investment income of Westminster for the year ended December 31, 2020 and the three preceding years. Prior to its payment of any dividend, Westminster will be required to provide notice of the dividend to the Maryland Insurance Administration. This notice must be provided to the Maryland Insurance Administration within five business days following declaration of any dividend and no less than 30 days prior to the payment of an extraordinary dividend or 10 days prior to the payment of an ordinary dividend. The Maryland Insurance Administration has the power to limit or prohibit dividend payments if Westminster is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Westminster during the nine months ended September 30, 2021 or the year ended December 31, 2020.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2021 indicates there have been no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Changes in Internal Controls

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. Since 2018, we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and continue to make selected improvements to processes and controls to address issues identified through this review. These improvements may include such activities as implementing new, more efficient systems, automating manual processes, formalizing policies and procedures, increasing monitoring controls, and updating existing systems. We plan to continue this initiative as well as prepare for the first audit of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the annual period ending December 31, 2022, which may result in changes to our internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On May 4, 2020, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this new authorization. During the nine months ended September 30, 2021, we repurchased an additional 144,110 shares of our common stock for $2,762 to close out this authorization.

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the three months ended September 30, 2021, we completed the repurchase of 24,283 shares of our common stock for $449 under this new authorization.

Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1-31, 2021	16,734	$19.33	16,734	$172
August 1-31, 2021	12,735	19.42	12,735	4,925
September 1-30, 2021	20,393	18.35	20,393	4,551
Total	49,862	$18.95	49,862	$4,551

(1)

Shares purchased pursuant to the May 4, 2020 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock, and the August 11, 2021 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2021.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer)

/s/ Timothy J. Milius
Timothy J. Milius
Chief Accounting Officer (Principal Accounting Officer)