Form 10-K
period 2021-12-31
NI Holdings, Inc.
filed 2022-03-09
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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

Based on the closing sales price of the Class A common stock on NASDAQ on June 30, 2021, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $160 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 28, 2022 was 21,196,523. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 24, 2022 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may”, “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “views”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

•

our anticipated operating and financial performance, business plans, and prospects;

•

strategic reviews, capital allocation objectives, dividends, and share repurchases;

•

plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

•

the impact of COVID-19 or a future pandemic and related economic conditions, including the potential impact on the Company's investments;

•

our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our agent network;

•

cyclical changes in the insurance industry, competition, and innovation and emerging technologies;

•

expectations for impact of or changes to existing or new government regulations or laws;

•

our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;

•

developments in general economic conditions, domestic and global financial markets, interest rate, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

•

our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Part I, Item 1A., “Risk Factors” section in this Form 10-K. The occurrence of any of the risks identified in the Part I, Item 1A., “Risk Factors” section in this Form 10-K, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

PART I

Item 1. Business

All dollar amounts, except per share amounts, are in thousands.

Overview

NI Holdings, Inc. (“NI Holdings”, “the Company”, “we”, “us”, and “our”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company (“Nodak Mutual”) from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was completed on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (“Nodak Insurance”, the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries. Concurrent with the conversion, on March 13, 2017, the Company completed an initial public offering (“IPO”) of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

These Consolidated Financial Statements include the financial position and results of operations of NI Holdings and seven other entities:

•

Nodak Insurance – a wholly-owned subsidiary of NI Holdings;

•

Nodak Agency, Inc. (“Nodak Agency”) – a wholly-owned subsidiary of Nodak Insurance;

•

American West Insurance Company (“American West”) – a wholly-owned subsidiary of Nodak Insurance;

•

Primero Insurance Company (“Primero”) – an indirect wholly-owned subsidiary of Nodak Insurance;

•

Battle Creek Mutual Insurance Company (“Battle Creek”) – an affiliated company of Nodak Insurance;

•

Direct Auto Insurance Company (“Direct Auto”) – a wholly-owned subsidiary of NI Holdings; and

•

Westminster American Insurance Company (“Westminster”) – a wholly-owned subsidiary of NI Holdings.

A chart of the corporate structure as of December 31, 2021, and a more complete description of each of the NI Holdings subsidiaries, is included below.

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

			100%
			ownership
			Primero Insurance Company

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. The Company makes available, free of charge on its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Information contained on such website is not incorporated by reference into this Annual Report on Form 10-K, and such information should not be considered to be part of this Annual Report on Form 10-K.

Subsidiary and Affiliate Companies

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. This agreement was finalized, approved, and implemented during the fourth quarter of 2020, retroactive to the January 1 effective date. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by A.M. Best Company, Inc. (“AM Best”) on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category.

In connection with the pooling arrangement, the quota share reinsurance agreement that had been in place since 2011 between Battle Creek and Nodak Insurance was cancelled. As a result, a portion of the Company’s underwriting results are now allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings.

For the years ended December 31, 2021 and 2020, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

Nodak Insurance was formed in 1946 to offer property and casualty insurance to members of the North Dakota Farm Bureau (“NDFB”), and benefits from a strong marketing affiliation with that organization. Nodak Insurance’s bylaws provide that a person must be a member and remain a member of the NDFB in order to become and remain a policyholder of Nodak Insurance. Nodak Insurance’s bylaws also require that four members of the Board of Directors of Nodak Insurance must be members of the NDFB. Similarly, one-third of the members of the Board of Directors of Nodak Mutual Group must be persons designated by the NDFB.

The NDFB has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products, including insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the NDFB and Nodak Insurance renewed on October 1, 2021, with an expiration date of September 30, 2022. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the NDFB an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,444. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

As of December 31, 2021, Nodak Insurance distributed its insurance products through 72 exclusive agents appointed by Nodak Insurance.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

Tri-State, Ltd

Tri-State, Ltd is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002 and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota. As of December 31, 2021, American West distributed its products through independent agents located in 122 offices.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. As of December 31, 2021, Primero distributed its policies through independent agents in 341 contracted agencies in those four states.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska. As of December 31, 2021, Battle Creek distributed its policies through independent agents located in 280 offices. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek.

Effective January 1, 2020, all of our insurance company subsidiaries entered into an intercompany reinsurance pooling agreement. In conjunction with this agreement, the previous 100% quota-share reinsurance agreement between Battle Creek and Nodak Insurance was terminated on a cut-off basis as of January 1, 2020. Upon termination, Nodak Insurance transferred to Battle Creek all liabilities related to outstanding loss and loss adjustment expense reserves and all liabilities related to the adjusted unearned premium reserve. In exchange, an intercompany cash payment was made to compensate Battle Creek for the transfer of these liabilities.

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

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018 via a stock purchase agreement. As of December 31, 2021, Direct Auto distributed its policies through independent agents located in 139 offices, concentrated primarily in the Chicago area.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement. As of December 31, 2021, Westminster distributed its policies through independent agents in 98 contracted agencies in those nine states and the District of Columbia. The financial results of Westminster have been included in the Consolidated Financial Statements and the Company’s commercial segment following the acquisition date. See Part II, Item 8, Note 3 “Acquisition of Westminster American Insurance Company”.

General Information

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

The Consolidated Financial Statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto, Westminster (after the acquisition date of January 1, 2020), and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek. Each of the six insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

Market Overview

We market our personal lines products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, South Dakota, and Illinois. We offer commercial multi-peril insurance in the states of New Jersey, Maryland, Pennsylvania, Virginia, Georgia, North Carolina, Delaware, South Carolina, and West Virginia, North Dakota, South Dakota, and the District of Columbia. The following chart shows our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$148,119	$143,516	$2,651,000	4th
Illinois	51,350	43,004	27,432,000	74th
Nebraska	43,247	41,843	5,427,000	31st
South Dakota	23,047	20,790	2,609,000	33rd
Maryland	13,548	10,522	12,968,000	83rd
Georgia	13,085	5,836	24,002,000	152nd
New Jersey	8,294	11,065	22,872,000	121st
Pennsylvania	8,235	9,131	26,422,000	155th
Nevada	8,132	8,350	6,395,000	82nd
North Carolina	6,641	3,123	18,073,000	163rd
Virginia	6,262	5,955	15,426,000	125th
District of Columbia	4,055	3,810	2,127,000	59th
Minnesota	3,350	3,624	12,804,000	133rd
South Carolina	2,783	972	11,134,000	199th
Delaware	1,502	1,653	2,918,000	99th
Arizona	475	899	12,825,000	211th
West Virginia	90	94	2,994,000	173rd
Total direct premiums written	$342,215	$314,187

Market size information is not yet available for the year ended December 31, 2021.

Organic Growth Strategy

We believe we have many opportunities to organically grow our business. Strategies we employ to achieve this growth include:

•

continued emphasis on our relationship with the NDFB, a key advocacy group for agricultural and rural interests which enjoys a high profile and favorable reputation throughout North Dakota;

•

using the cost advantage created by our low expense ratio compared to peers (32.1% expense ratio in 2021 compared to an average expense ratio of our peers of 34.1% in 2020) to selectively expand market share;

•

leveraging our AM Best financial strength rating and financial size category to strategically grow Westminster’s commercial business;

•

expansion and enhancement of independent agency relationships in Nebraska and South Dakota, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for agents and insureds to do business with us;

•

selective expansion of our non-standard auto business in Illinois and our other core upper Midwest markets;

•

excellent claims service for all insureds; and

•

selective expansion of our insurance products in states where we currently operate, as well as those states where we hold insurance licenses.

External Growth Strategy

We acquired Direct Auto in 2018 with capital raised through our IPO. The acquisition was the initial step in executing our growth strategy developed at the time of the IPO.

We also acquired Westminster in January 2020 with capital raised through our IPO. This acquisition expanded our commercial insurance business, geographically diversified our spread of insurance risks, and provided additional expense efficiencies.

Prior to the IPO, we successfully acquired Primero in 2014, acquired control of Battle Creek in 2011, and acquired American West in 2001.

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

We view our capital position to consist of three layers, each of which has a specific size and purpose:

•

The first layer of capital, which we refer to as “regulatory capital”, is the amount of capital needed to satisfy state insurance regulatory requirements while supporting our growth objectives. This capital is held by each of our insurance company subsidiaries.

•

The second layer of capital is considered “contingency capital”. While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme operating conditions. This capital is generally also held by each of our insurance company subsidiaries.

•

The third layer of capital is classified as “excess capital” and represents the excess of the sum of the first two layers. This capital is available for deployment by NI Holdings in conjunction with our excess capital deployment priorities.

Our excess capital deployment priorities are to (1) invest in existing businesses where we see opportunities for profitable growth, (2) make strategic investments and acquisitions that enhance our businesses and achieve appropriate risk-adjusted returns over time, and (3) return capital to shareholders through share repurchases or shareholder dividends.

Insurance Products by Segment

The Company’s consolidated financial results include our Private Passenger Auto, Non-Standard Auto, Home and Farm, Commercial, Crop, and All Other reporting segments. Information regarding products and services offered in each segment is included below. Additionally, revenues, underwriting results, and identifiable assets and liabilities for each segment are shown in Part II, Item 8, Note 20 “Segment Information”. The financial performance of each segment is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $77,277 (22.6%) of direct premiums written by the Company on a consolidated basis during 2021.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $61,374 (17.9%) of direct premiums written by the Company on a consolidated basis during 2021.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $85,200 (24.9%) of direct premiums written by the Company on a consolidated basis during 2021.

Crop

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $43,540 (12.7%) of direct premiums written by the Company on a consolidated basis during 2021.

Commercial

Nodak Insurance, American West, and Westminster write commercial multi-peril policies. Collectively, commercial insurance accounted for $69,753 (20.4%) of the direct premiums written by the Company on a consolidated basis during 2021.

All Other

In addition to the products described above, Nodak Insurance and American West write excess liability coverages. Collectively, these other coverages accounted for $5,071 (1.5%) of the direct premiums written by the Company on a consolidated basis during 2021. This segment also includes an assumed reinsurance book of business, with $6,076 of assumed premiums written on a consolidated basis during 2021.

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

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of the multi-peril crop and crop hail insurance policies written by Nodak Insurance, American West, and Battle Creek, as well as several other state Farm Bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we receive with respect to such policies. Nodak Insurance is a shareholder of AFBIS, as is each of the other insurers for whom AFBIS provides such services. AFBIS targets a three percent return on capital and pays all remaining profits to its shareholders. Nodak Insurance did not receive any material distributions from AFBIS during the years ended December 31, 2021, 2020, or 2019.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states, using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, Primero, Direct Auto, and Westminster rely on independent agents. We view these independent agents as important partners because they are in a position to recommend either our insurance products or those of a competitor to their customers.

We review our agents with respect to both premium volume and profitability. Our captive agents for Nodak Insurance are hired and trained by our sales staff in North Dakota, while the independent agents for our other companies are appointed by the underwriting or marketing staff for each respective company. We hold regular training sessions when we introduce new products or product changes, and we identify specific topics that may help our agents more effectively market our products.

For the year ended December 31, 2021, no individual agent was responsible for more than 5% of the Company’s direct premiums written.

Agents are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to agents with respect to crop insurance policies. Battle Creek and American West pay profit sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Insurance pays a profit-sharing commission to its agents only with respect to farmowners business originated by such agents. Westminster also pays profit-sharing commissions to its agencies based on annual premium thresholds and profitability.

Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service and claims processing, resulting in a positive experience for agents and policyholders. We believe that these positive experiences contribute to achieving higher policyholder retention and new business growth over time. While we rely on our independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

Underwriting, Risk Assessment and Pricing

We strive to be disciplined in our pricing by pursuing rate increases to maintain or improve our underwriting profitability while still being able to attract and retain customers. We utilize pricing reviews that we believe will help us price risks more accurately, improve policyholder retention, and support the production of profitable new business. These pricing reviews involve evaluating our claims experience and loss trends on a periodic basis to identify changes in the frequency and severity of our claims. We then consider whether our premium rates are adequate relative to the level of underwriting risk as well as the sufficiency of our underwriting guidelines.

The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as a reference point, we typically set our prices based on our estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed risk. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may determine not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

Our competitive strategy in underwriting is to provide very high-quality service to our agents and insureds by responding quickly and effectively to information requests and policy submissions. We maintain information on all aspects of our business, which is regularly reviewed to determine both agency and policyholder profitability. Specific information regarding individual insureds is monitored to assist us in making decisions about policy renewals or modifications.

Our Nodak Insurance underwriting staff includes 19 employees with approximately 270 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West and Battle Creek.

Primero and Direct Auto employ 8 underwriters in connection with their non-standard auto insurance businesses. Westminster has a staff of 12 in the underwriting area consisting of a Vice President, underwriters, and assistant underwriters in connection with its commercial insurance business. All of our crop insurance is underwritten by AFBIS, as described above.

Enterprise Risk Management

Our Company is subject to significant risks, including the normal risks of a property and casualty insurance company. These risks are discussed in more detail in Part I, Item 1A, “Risk Factors”.

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

Our cybersecurity strategy employs a variety of tactics to monitor and assess threat levels, remediate our exposures, and enhance our systems and applications security. The Company collaborates with a third-party cybersecurity advisor to provide periodic penetration tests, system assessments, and recommendations based on industry best practices. The Company also requires monthly online security training to be completed by all employees. While we have experienced threats to our data and systems, to date, we have not experienced any known cyber-security breaches.

Reinsurance

We cede and assume certain premiums and losses to and from various companies and associations under a variety of reinsurance agreements. We seek to limit the maximum net loss that can arise from large risks or risks in concentrated areas of exposure through use of these agreements, either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts on substantial individual risks.

Reinsurance contracts do not relieve us from our obligation to policyholders. Additionally, failure of reinsurers to honor their obligations could result in significant losses to us. There can be no assurance that reinsurance will continue to be available to us at the same extent, and at the same cost, as it has in the past. The Company may choose in the future to reevaluate the use of reinsurance to increase or decrease the amounts of risk ceded to reinsurers.

For additional information, see Part II, Item 8, Note 7 “Reinsurance”.

Unpaid Losses and Loss Adjustment Expense

We are required by applicable insurance laws and regulations to maintain reserves for unpaid losses and loss adjustment expenses (“LAE”). Our liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2) reserves for claims that have been incurred but not yet been reported and for the future development of case reserves (“IBNR”). The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The liability for unpaid losses and LAE is set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. Our liability for unpaid losses and LAE is not discounted.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 9 “Unpaid Losses and Loss Adjustment Expenses”.

Investments

The majority of funds available for investments are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt, and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principle and interest payments produced by the Company’s fixed maturity portfolio adequately funds the estimated runoff of the Company’s insurance reserves. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

The Company also invests a much smaller percentage of the portfolio in private placement debt offerings and equity securities, which have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The Executive Committee of NI Holdings’ Board of Directors reviews and approves the Company’s investment policy periodically. The investment portfolio is managed by Conning, Inc. and Disciplined Growth Investors.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 5 “Investments”.

Financial Strength

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company is reviewed regularly by the independent rating agency AM Best, who assigns a financial strength rating to the Company, which reflects its assessment of an insurer’s ability to meet its financial obligations to policyholders. An insurer’s financial strength rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. This rating can also affect an insurer’s level of premium writings, the lines of business it can write, and, for insurers like us that are also public registrants, the market value of its securities.

All of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by AM Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. AM Best has affirmed a stable financial strength outlook to the group.

Competition

The property casualty and crop insurance markets are competitive. We compete with stock insurance companies, mutual companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners include Progressive Casualty Insurance Company, State Farm Mutual Insurance Company, American Family Insurance, Allstate Corporation, Farmers Union Mutual Insurance Company, and Auto-Owners Insurance. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. In our non-standard auto markets, which are primarily Illinois, Nevada, and Arizona, our primary competitors are regional carriers.

Westminster’s primary competition comes from regional carriers including Harford Mutual Insurance Company, Greater New York Mutual, and Millers Capital. We also see competition from national companies like The Travelers Companies and Nationwide Mutual Insurance Company.

Based on 2020 data, Nodak Insurance is the largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union Mutual Insurance Company, North Star Mutual Insurance Company, American Family Insurance, and Nationwide Mutual Insurance Company. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers.

The chart below shows the reported premiums written for multi-peril crop insurance through the federal multi-peril crop insurance program during the years 2019 through 2021:

	Year Ended December 31,
	2021	2020	2019
Federal multi-peril crop premiums:
Nationwide	$13,571,185	$9,956,185	$10,048,685
North Dakota	1,083,565	861,567	845,902
South Dakota	839,310	597,283	654,266
Minnesota	834,242	575,232	584,093

Company multi-peril crop premiums:
North Dakota	38,360	32,674	34,598
South Dakota	283	673	720
Minnesota	4,062	2,828	2,686

We also wrote less than $100 in multi-peril crop insurance in Nebraska for each of the last three years. The principal competitors in our markets for multi-peril crop insurance include Chubb Corporation, QBE Insurance Group, Rural Community Insurance Services, CGB Enterprises, and Great American Insurance Group.

The premium rates for multi-peril crop insurance are established by the RMA and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the NDFB and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota.

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

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and they are subject to examination by the departments they are domiciled in at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. Our domiciliary states generally conform to National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures, so our examination reports and other filings generally are accepted by other states.

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

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In the states in which our insurance company subsidiaries write insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. The premium rates for multi-peril crop insurance are established by the RMA. For additional information, see Part I, Item 1, “Crop Insurance”.

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

American Agricultural Insurance Company is the AIP through which we issue multi-peril crop insurance policies and is the holder of the SRA with the FCIC.

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

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level. At this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level. At this level, the regulatory authority is mandated to place the company under its control. The capital levels of our insurance subsidiary and affiliate companies all exceed the authorized control level and have never triggered any of these regulatory capital levels. We cannot guarantee, however, that the capital requirements applicable to such companies will not increase in the future, or that the underlying ratios will not erode.

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2021, 2020 and 2019, none of our insurance company subsidiaries produced results outside the acceptable range for more than two of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report”. This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Company files a Form F Enterprise Report annually with each domiciliary state in support of this requirement. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale, and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, we intend to incorporate those elements of ORSA that it believes constitute “best practices” into its annual internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2021, 2020 and 2019, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

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

As mandated by the Gramm-Leach-Bliley Act (“GLBA”), states have promulgated laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information. The NAIC has adopted several provisions to facilitate the implementation of the GLBA, including the Privacy of Consumer Financial and Health Information Model Regulation and the Standards for Safeguarding Customer Information Model Regulation. Several states adopted similar provisions regarding the safeguarding of customer information. We have implemented procedures to comply with the GLBA’s related privacy requirements.

In October 2017, the NAIC adopted the Insurance Data Security Model Law (“IDSML”), which requires insurers, insurance agents, and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers, and other related requirements. It is not clear whether, and to what extent, legislatures or insurance regulators in the states in which we, or our subsidiaries, operate will enact the IDMSL. Such enactments and regulations could raise compliance costs and subject us to the risk of regulatory enforcement actions, penalties, and reputational harm. Any such events could potentially have an adverse impact on our business, financial condition, or results of operations.

Office of Foreign Asset Control

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the "SDN List"). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations, or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person, and file a report with OFAC.

Jumpstart Our Business Startups Act of 2012

We are an EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, such as reduced public company reporting, accounting, and corporate governance requirements. However, beginning on December 31, 2022, we will no longer be an EGC and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Dividends

As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an “extraordinary dividend” as defined under the state's insurance code. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, and Part II, Item 8, Note 21 “Statutory Net Income, Capital and Surplus, and Dividend Restrictions”.

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

Human Capital

The Company’s key human capital management objectives are to attract, retain, and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to recruit and retain talented individuals; provide training and development within the Company and the insurance industry; reward and support employees through competitive pay and benefit programs; keep employees safe and healthy; and provide opportunities for community involvement.

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, Employee Stock Ownership Plan (“ESOP”), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and flexible work arrangements. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. For additional information, see Part II, Item 8, Note 13 “Benefit Plans” and Note 19 “Stock-Based Compensation” for further discussion of our benefit plans and stock-based compensation.

As of December 31, 2021, NI Holdings and its subsidiaries had 207 total employees, of which 204 were full-time employees. Employee turnover averaged 14.7% during 2021, compared to 17.3% during 2020.

Item 1A. Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of material risks and uncertainties that may affect the Company’s business, financial condition, and future results.

Insurance Risks

Catastrophic or other significant natural or man-made losses may negatively affect our financial condition and operating results.

As a property and casualty insurer, we are subject to claims from catastrophes or other natural perils that may have a significant negative impact on our operating and financial results. We have experienced catastrophe losses and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, tropical storms and hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. In addition, longer-term natural catastrophe trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to effectively manage catastrophe risk is dependent, in part, on the reliance of various catastrophe models, which may produce unreliable output as a result of inaccurate or incomplete data, along with the inherent uncertainty of future frequency and severity of losses. The impact of changing climate conditions on the overall insurance industry may also materially affect the availability and cost of reinsurance to us. In addition, these changes could impact the creditworthiness of issuers of securities in which the Company invests, subjecting our investment portfolio to increased credit and interest rate risk, with the potential for reduced investment returns and/or material realized or unrealized losses.

Despite our continued geographic expansion, we write a significant amount of business in North Dakota. As a result, adverse developments from severe weather events in North Dakota would have a greater effect on our financial condition and results of operations than if our business was less geographically concentrated. The incidence and severity of such events are inherently unpredictable.

We attempt to reduce our exposure to catastrophe losses through a disciplined underwriting and risk management approach that emphasizes long-term profitability over short-term gains in premiums or market share, continued geographical diversification of our operations, and the use of reinsurance. However, there can be no guarantee that our underwriting and risk management efforts will be successful in mitigating our exposure to catastrophe losses or the impact of such losses when they occur. In addition, while we maintain reinsurance coverage with a catastrophe excess of loss program, such coverage may be insufficient to cover our losses. Our reinsurance coverage includes a catastrophe excess of loss program, which in 2021 limited our catastrophe exposure to $10 million retention per event, with $117 million of reinsurance coverage placed in excess of this retention. In 2022, our catastrophe exposure was increased to $15 million retention per event, with $125 million of reinsurance coverage placed in excess of this retention. If we are not able to effectively mitigate our exposure to catastrophe losses, whether through our underwriting process or reinsurance coverage, in the event of such losses our business and results of operations could be adversely affected.

For additional information, see Part II, Item 8, Note 2 “Summary of Significant Accounting Policies” and Note 7 “Reinsurance.”

Changes in the legal, regulatory, and economic environments in which we operate could materially impact our financial results, including our loss reserves, operating expenses, and investment portfolio.

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses (“LAE”) that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. While we believe that our reserves for unpaid losses and LAE are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and recognize the change in earnings in the period the reserves are adjusted. There can be no assurance that the estimates of such liabilities will not change in the future and any such adjustment could have a material impact on our financial condition and results of operations. For additional information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Losses and Loss Adjustment Expenses”, and Part II, Item 8, Note 9 “Unpaid Losses and Loss Adjustment Expenses.”

It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate the U.S. economy, including actions taken in response to COVID-19 such as fiscal and monetary policy measures, and tax reform, could lead to higher inflation than we had anticipated, which generally leads to increased loss costs and other operating expenses. However, our relatively high concentration in short tail lines of business limits the potential impact of this exposure and allows us to price for those increases on a timely basis.

Potential higher interest rates oftentimes correlated to inflation could reduce the carrying value of our fixed maturity and short-term investments, negatively impacting the Company's book value in the short-term. Over the long-term, however, higher interest rates would provide an incremental benefit to our net investment income over time as excess cash and proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize any forced sales within the portfolio. However, even with such monitoring efforts, we may be forced to sell securities at a loss, which would adversely affect our results of operations.

Any downgrade in our A.M. Best Company, Inc. rating could affect our ability to write new business or renew our existing business, which would lead to a decrease in revenue and net income.

Third-party rating agencies, such as AM Best, periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. Ratings assigned by AM Best are an important factor influencing the competitive position of insurance companies. AM Best ratings, which are reviewed at least annually, represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Therefore, our AM Best rating should not be relied upon as a basis for an investment decision to purchase our common stock.

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by AM Best, the third highest rating out of 15 rating classifications. Our most recent rating by AM Best was issued on April 14, 2021. Financial strength ratings are used by agents, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from AM Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential agents to choose other more highly rated competitors or reduce our ability to obtain reinsurance. For additional information, see Part I, Item 1, “Business” and “Financial Strength.”

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry, competition, and innovation and emerging technologies.

The property and casualty insurance industry has historically been characterized by soft markets (periods of relatively high levels of price competition, less restrictive underwriting practices, and generally low premium rates) followed by hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks, and relatively high premium rates). During soft markets, we may lose business to other carriers offering competitive insurance at lower rates. We may also choose to reduce our premiums or limit premium increases leading to a reduction in profit margins and revenues. Our industry is also influenced by general economic conditions, which could reduce overall premium volume for us and our competitors. Additionally, the industry could be impacted by changes in customer preferences, including customer demand for direct distribution channels, point-of-sale, or other non-traditional distribution channels. Consolidation within the industry also could influence future growth and profit potential.

We monitor the competitive marketplace on both a geographic and line of business basis. The private passenger marketplace continues to be a very competitive and challenging pricing environment. Rates for private passenger auto are competitive across the country. The non-standard auto market also remains competitive with more companies seeking to grow this line of business.

The commercial property market has experienced significant hardening in recent years, allowing us to demand more premium while being more selective on individual risks. If we do not effectively respond to changes in market conditions, the Company may be adversely affected.

Innovation and emerging technologies are greatly impacting the insurance industry. If we are unable to keep pace with the technological changes that our competitors implement, we may not be able to attract and maintain customers, adequately price risks, or operate as efficiently as our competitors. In addition, emerging technologies in the automotive industry such as autonomous vehicles, driver-assistance and accident-avoidance features, sensor technology, and other forms of automation may reduce the future need for, or decrease the future pricing of, our auto insurance products.

Our success depends primarily on our ability to underwrite risks effectively and price our insurance products appropriately.

The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions in setting prices. If we fail to appropriately price the risks we insure or if our claims experience is more frequent or severe than our underlying risk assumptions, our profitability may be negatively affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of existing business may be adversely affected. The ability to effectively underwrite risks and price products appropriately is subject to a number and uncertainties, including:

•

availability of sufficient reliable data and our ability to properly analyze available data;

•

market and competitive conditions;

•

regulatory or legislative changes;

•

selection and application of appropriate pricing techniques; and

•

adverse changes in claims experience, such as distracted driving or a more aggressive tort environment.

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

We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize underwriting results, and to increase underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of reinsurance maintained will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and/or favorable rates. If we are unable to maintain appropriate reinsurance coverage, it may be difficult for us to manage our underwriting risks and operate our business profitably. For additional information, see Part II, Item 8, Note 7 “Reinsurance.”

If we cannot collect loss recoveries from our reinsurers in accordance with our reinsurance agreements, we may incur additional losses.

Although reinsurance creates a contractual liability for reinsurers to the extent the risk is transferred, it does not eliminate our liability to policyholders because we remain liable as the direct insurer on all reinsured risks. Our reinsurance program strategically spreads exposure among a group of highly-rated, geographically diverse, and well-capitalized reinsurers. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best. However, we remain subject to credit risk relating to our ability to collect these recoverables. Our reinsurance recoveries are also subject to the underlying losses meeting the qualifying conditions and specified limits within the respective contracts. Additionally, we are subject to the risk that reinsurers may dispute their obligations to pay our claims. Our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have material adverse effect on our liquidity, operating results, and financial condition. For additional information, see Part II, Item 8, Note 7 “Reinsurance.”

Business and Operational Risks

The impact of COVID-19 or a future pandemic, and related economic conditions, could materially affect our results of operations, financial position, and/or liquidity.

We face risks associated with pandemics, including the impact of reduced economic activity and unemployment, government actions, and capital markets disruption. These risks are unpredictable and difficult to quantify, and could vary significantly depending on the extent and duration of the pandemic and related economic conditions, along with potentially impacting each of our business segments and geographic markets differently.

Any future federal, state, and local government actions to address the impact of a pandemic may adversely affect us. Regulatory restrictions or requirements could impact pricing, risk selection, and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations. Additionally, potential capital markets disruption could lead to our fixed income portfolio being adversely impacted by ratings downgrades, increased bankruptcies, declines in real estate valuations, and/or declines in fixed income yields, along with increased volatility in our equity portfolio.

Competition for potential acquisitions from other property and casualty insurers could increase the price that we will be required to pay in connection with future acquisitions.

Over-capacity in the property and casualty market has led other market participants to seek acquisitions in order to generate revenue growth. These market conditions may cause significant competition for acquisitions and increase the price for acquisitions. This competitive market could impede execution of our external growth strategy.

We may not be able to grow our business if we cannot retain and expand our captive and independent agent relationships, provide competitive products for these agents to sell, and/or if consumers seek other distribution methods offered by our competitors.

Our ability to retain existing agents, and to attract new agents, is essential to the continued growth of our business. Nodak Insurance utilizes captive agents who only sell our Company’s products. Outside of North Dakota, we write business through the independent agent distribution model. If we are not able to offer competitive products and a competitive compensation structure to our captive agents and/or if our independent agents find it easier to do business with our competitors, we may be unable to retain existing business or generate sufficient new business.

While our products are sold through either independent or captive agents, our competitors may sell insurance through other distribution models, including the internet, direct marketing, or other emerging forms of distribution. To the extent that current and potential policyholders change their insurance shopping preferences, this may have an adverse effect on our ability to grow, our financial position, and our results of operations.

Future acquisitions could disrupt our business and harm our financial condition or results of operations.

As part of our growth strategy, we will continue to evaluate opportunities to acquire other property and casualty insurers. Any potential future acquisitions involve a number of risks that could materially adversely affect our business and operating results, including:

•

problems integrating the acquired operations into our existing business;

•

operating and underwriting results of the acquired operations not meeting our expectations;

•

diversion of management’s time and attention from our existing business;

•

higher than anticipated capital requirements;

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

We could be adversely affected by the loss of our existing management and/or other key employees.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers and key management of our insurance subsidiaries. Our business may be adversely affected if labor market conditions make it difficult for us to retain or, if needed, replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for those in key management positions, as well as others possessing highly specialized knowledge in areas such as actuarial, accounting, information technology, and data and analytics. If we are not able to successfully attract, retain, and motivate our employees, our business, financial results, and reputation could be materially and adversely affected.

While we believe we offer competitive compensation arrangements with our key employees, there can be no guarantee that we will be able to retain our key employees. In addition, our employment and other agreements with our key officers do not include covenants not to compete or non-solicitation provisions because they are unenforceable under North Dakota law.

A failure in our operational systems or infrastructure, or those of our third-party service providers, including operational errors, could disrupt business, damage our reputation, and cause losses.

Our operations rely on the secure processing, storage, and transmission of confidential information, including in our computer systems and networks and those of third-party service providers. We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our crop lines of business. Our business depends on effective information security and systems, and we place significant reliance on the integrity and timeliness of the data our information systems process to run our business. A breakdown or disruption of any of these systems could materially adversely affect our ability to conduct our business and our results of operations.

We are exposed to many other types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our business depends on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.

Cyberattacks, security breaches, or similar events affecting the technologies and systems we rely on to operate our business and to maintain and protect sensitive Company and customer data could disrupt our operations, harm our reputation, and result in material losses.

We have implemented administrative and technical controls, have taken actions to reduce the risk of cyber incidents and to protect our information technology and assets, and will continue to modify such procedures as circumstances warrant and negotiate appropriate terms in our agreements with third-party providers to protect our assets. However, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, business compromise attacks, catastrophic events, system failures and disruptions, employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets, and other events that could have security consequences. Such an event may result in data loss or loss of assets which could result in significant losses, reputational damage, or other adverse effects on our operations.

In addition, our technologies, systems, and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, and the loss of customers. Although to date we are not aware of any information security breaches or losses relating to cyber-attacks, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and increasing frequency and sophistication of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The compromise of personal, confidential, or proprietary information could also subject us to legal liability or regulatory action, including fines, penalties, or intervention, under evolving cyber-security, data protection, and privacy laws and regulations enacted by the U.S. federal and state governments. Such laws and regulations have become increasingly widespread and demanding in recent years and may result in increased compliance costs and risk of regulatory actions or penalties. If incurred, such regulatory actions or penalties could harm our reputation. Any such events could have an adverse impact on our business, financial condition or results of operations.

Regulatory Risks

A portion of our written premiums and net profits are generated from multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the Federal crop insurance program could have an adverse effect on our revenues and net income.

In 2021, 2020 and 2019, our direct premiums written generated from the multi-peril crop insurance line of business were 12.0%, 11.5%, and 13.3%, respectively, of total written premiums. Through the FCIC, the United States government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The United States government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the United States Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our revenues and income.

Assessments and premium surcharges for state guaranty funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies authorized to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent, or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all insurance companies doing business in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent, or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. For additional information, see Part I, Item 1, “Business” and “Regulation.”

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

We are subject to insurance industry laws and regulations, as well as claims and legal proceedings, which if determined unfavorably, could have a material adverse effect on our profitability.

We are subject to extensive supervision and regulation by the states in which we operate. The failure to comply with these regulations could subject the Company to sanctions and fines, including the cancellation or suspension of our licenses, which could significantly impact our financial condition and results of operations. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues, and other matters.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business. Federal laws and regulations, and the influence of international laws and regulations, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a non-bank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs, or effectively manage our cost of doing business.

We also face a risk of litigation in the ordinary course of operating our businesses including the risk of class action lawsuits. We may become subject to class actions and individual suits alleging breach of fiduciary or other duties, including our obligations to indemnify directors and officers in connection with certain legal matters. We are also subject to litigation arising out of our general business activities such as contractual and employment relationships and claims regarding the infringement of the intellectual property of others. Plaintiffs in class action and other lawsuits against us may seek large or indeterminate amounts of damages, including punitive and treble damages, which may remain unknown for substantial periods of time.

Risks Related to Our Common Stock

Additional expenses from new stock-based benefit plans may adversely affect our profitability.

During 2020, our shareholders approved the adoption of our 2020 Stock and Incentive Plan (the “Plan”). Under the Plan, we may award participants restricted shares of our common stock, options to purchase shares of our common stock, or other forms of awards. Restricted stock awards will be made at no cost to the participants. The maximum number of shares of common stock that may be issued is set forth in the Plan. In addition, as part of our initial public offering in 2017, the Company established its ESOP. The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

In addition, any additional compensation expense resulting from the ESOP and the Plan may adversely affect our profitability. We cannot determine the actual future amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses for our ESOP when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. See Part II, Item 8, Note 13 “Benefit Plans” and Note 19 “Stock-Based Compensation” for the actual amount of expenses to date.

Nodak Mutual Group’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of shareholders.

Nodak Mutual Group owns a majority of our outstanding common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of shareholders. The votes cast by Nodak Mutual Group may not be in the best interests of all shareholders. For example, Nodak Mutual Group may exercise its voting control to defeat a shareholder nominee for election to the Board of Directors of NI Holdings. Moreover, Nodak Mutual Group’s ability to elect the Board of Directors of NI Holdings restricts the ability of the minority shareholders of NI Holdings to effect a change of control of management or engage in certain transactions. For example, some shareholders may desire a sale or merger transaction, since shareholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

In addition, certain provisions of our Articles of Incorporation, such as the existence of a classified Board of Directors, the prohibition of cumulative voting for the election of directors, and the prohibition on any person or group acquiring and having the right to vote in excess of 10% of our outstanding stock without the prior approval of the Board of Directors will make removal of the Company’s management difficult.

Our status as an insurance holding company with no direct operations could adversely affect our ability to fund operations, execute future share repurchases, or meet potential future shareholder dividend and/or debt obligations.

We are an insurance holding company. A significant source of funds available to us for the payment of operating expenses, share repurchases, and potential future dividends to shareholders and/or debt servicing are net proceeds from our initial public offering retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by Nodak Insurance, Direct Auto, and Westminster to NI Holdings will be restricted by North Dakota’s insurance law. If we are unable to obtain dividends from our subsidiaries as needed to fund our operations, our business and financial results could be adversely affected.

Statutory provisions and provisions of our Articles of Incorporation and Bylaws may discourage takeover attempts of NI Holdings that shareholders may believe are in their best interests.

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

Our Articles of Incorporation and Bylaws also contain provisions that may discourage a change in control. These provisions may serve to entrench management and may discourage a takeover attempt that shareholders may consider to be in their best interest or in which they would receive a substantial premium over the current market price. These provisions may make it extremely difficult for any one person, entity, or group of affiliated persons or entities to acquire voting control of NI Holdings, with the result that it may be extremely difficult to bring about a change in the Board of Directors or management. Some of these provisions also may perpetuate present management because of the additional time required to cause a change in the control of the Board of Directors. Other provisions make it difficult for shareholders owning less than a majority of the voting stock to be able to elect even a single director.

Beginning December 31, 2022, we will face expanded public company reporting requirements as a result of losing EGC status.

We will no longer qualify as an EGC as defined by the JOBS Act as of December 31, 2022. Effective with the 2022 Annual Report on Form 10-K to be filed in 2023, we will no longer have the ability to take advantage of exemptions from various public company reporting requirements, including (i) exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation.

In addition, Section 107(b) of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Exchange Act for complying with new or revised accounting standards. We have chosen to “opt in” to such extended transition period election under Section 107(b). Therefore, we have elected to delay adoption of certain new or revised accounting standards, and as a result, could choose to not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-EGC companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. However, beginning December 31, 2022, we will no longer have the ability to delay adoption of these new or revised accounting standards. See Part II, Note 8, Note 4 “Recent Accounting Pronouncements” for more information regarding new or revised accounting standards.

Our adoption of Section 404(b) of SOX will require our external auditor to attest to, and report on, our management’s assessment of internal controls. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls are not designed appropriately or operating effectively, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit, and investment risk), errors in financial reporting, litigation, regulatory proceedings, or damage to our reputation.

General Risks

Our investment portfolio is subject to credit and interest rate risk, and therefore our revenues and financial results may fluctuate with interest rates, investment results, equity market fluctuations, and developments in the capital markets.

The Company relies on the investment income produced by its investment portfolio to contribute to its profitability. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities whose decreases in value are deemed other-than-temporary.

We also invest a portion of our assets in equity securities, which are subject to greater volatility in their investment returns than fixed maturity investments. Unlike fixed income securities, the changes in the fair value of our equity securities are recognized in net income. General economic conditions and stock market volatility, changes in applicable tax laws, and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, changes to the unrealized gains or losses, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments, and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. In addition, the changes to the fair value of equity securities that are recognized in net income will result in greater volatility to net income than investments in fixed income securities.

Any significant or long-running negative changes in the fixed income or equity markets could have a material adverse effect on our financial condition, results of operations, or cash flows. The Company’s investment portfolio is also subject to credit and cash flow risk, including risks associated with its investments in asset-backed and mortgage-backed securities. Because the Company’s investment portfolio is the largest component of its assets and a multiple of its shareholders’ equity, adverse changes in economic conditions could result in other-than-temporary impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain investment holdings. See Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk.”

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development, and skilled personnel. However, there are inherent risks associated with this strategy, including the risks of unsuccessfully identifying profitable business opportunities, managing capital requirements, expanding systems and internal controls, maintaining innovative products and technologies, allocating human capital resources, identifying qualified employees and/or agents, and integrating future acquisitions. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

We could be adversely affected by a future unexpected business interruption involving our office buildings, operational systems and infrastructure, key external vendors, and/or workforce.

Our business operations could be substantially interrupted by flooding, snow, ice, wind, and other weather-related incidents, or from fire, pandemics, power loss, telecommunications failures, terrorism, or other such events. Despite successfully operating in a remote environment during the COVID-19 pandemic, our business continuity plans may not sufficiently remediate all risks associated with another future significant business interruption. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 1101 First Avenue North, Fargo, North Dakota, which is also the headquarters of Nodak Insurance. Nodak Insurance owns this building and leases a portion of the building to the NDFB and to AFBIS.

Battle Creek owns the building in which its offices are located at 603 South Preece Street, Battle Creek, Nebraska.

On December 30, 2021, Primero entered into a new lease at 9950 West Cheyenne Ave, Las Vegas, Nevada, and sold its owned portion of the building at 2640 South Jones Blvd, Suite 2, Las Vegas, Nevada on January 5, 2022. Tri-State Ltd. leases the building at 506 5th Street, Spearfish, South Dakota.

Direct Auto leases office space at 8700 West Bryn Mawr Avenue, Chicago, Illinois under a lease that expires on August 31, 2029.

Westminster owns a portion of the building in which its offices are located at 8890 McDonogh Road, Suite 310, Owings Mills, Maryland.

We believe that the offices currently occupied by each of our subsidiaries are sufficient for their needs and any expected internal growth in the near future.

Item 3. Legal Proceedings

We are party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the inherent uncertainties of litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 28, 2022, there were approximately 575 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph shows the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the first date that shares of our common stock were available for trading) through December 31, 2021, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the Dow Jones US P&C Insurance Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017 and that all dividends were reinvested.

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

If we pay dividends to our shareholders, we also will be required to pay dividends to Nodak Mutual Group, unless Nodak Mutual Group elects to waive the receipt of dividends. Because Nodak Mutual Group has no current plans to utilize any cash dividends that it may receive from us, we anticipate that it will waive its right to receive substantially all of the dividends that are paid to it by us or immediately return substantially all of such funds to us as an equity contribution. However, because the Board of Directors of Nodak Mutual Group includes persons who are not members of our Board of Directors, we cannot provide any assurance that they will take such action with respect to any cash dividend that we may declare. If we are unable to obtain a commitment from the Board of Directors of Nodak Mutual Group that it will waive its right to receive any cash dividend that we intend to declare or that it will return the funds from such dividend to the Company as an equity contribution, our Board of Directors may decide not to declare a cash dividend.

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. However, any future dividends may be restricted to those received from our insurance subsidiaries, as our income is limited to earnings from the invested capital remaining from our initial IPO. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance, Direct Auto, and Westminster may pay to us. For information regarding the regulatory restrictions on dividends our insurance subsidiaries can pay, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources”, and Part II, Item 8, Note 21 “Statutory Net Income, Capital and Surplus, and Dividend Restrictions”.

Even if we receive dividends from Nodak Insurance, Direct Auto, or Westminster, we may not declare any dividends to our shareholders due to working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid, to the extent we still have the ability to pay our debts in the ordinary course of business after making the dividend or distribution payments. This law requires our total assets to exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Use of Proceeds from Initial Public Offering

On January 17, 2017, our registration statement on Form S-1 registering our common stock was declared effective by the SEC. On March 13, 2017, the Company completed the IPO of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. Griffin Financial Group, LLC acted as our placement agent in connection with the IPO.

Direct Auto was acquired on August 31, 2018 with $17,000 of the net proceeds from the IPO.

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022. The Company anticipates using the net proceeds from the IPO to satisfy this obligation in December 2022.

From time to time, the Company may also repurchase its own stock. These repurchases may be used to satisfy its obligations under the equity incentive plans or may be done for other reasons. To date, the Company has used net proceeds from the IPO to fund these buyback programs. For more information, see Part II, Item 5, “Issuer Stock Purchases”.

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this new authorization.

In total during the year ended December 31, 2021, we completed the repurchase of 225,205 shares of our common stock for $4,316. The repurchases made in the three months ended December 31, 2021 are shown below:

Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
October 1 – 31, 2021	19,329	$19.40	19,329	$4,176
November 1 – 30, 2021	17,899	19.81	17,899	3,821
December 1 – 31, 2021	19,584	19.15	19,584	3,446
Total	56,812	$19.44	56,812	$3,446

(1)	Shares purchased pursuant to the August 11, 2021 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021.

All dollar amounts, except per share amounts, are in thousands.

Marketplace Conditions and Trends

The private passenger auto marketplace was impacted by increased loss severity throughout the year, as driving habits and miles driven returned to pre-pandemic levels. Loss severity trends also continued to increase due to numerous factors, including the impacts that supply chain issues, inflation, and technological advancements have had on the automobile market. As a result, elevated loss experience was common across much of the industry during 2021.

The non-standard auto market also remains competitive with many companies seeking growth in this line as a result of the challenging private passenger auto market and the opportunity to cross-sell additional insurance products, such as homeowners or renters insurance, to the growing non-standard auto market.

As opposed to most personal lines, the commercial multi-peril market continued to benefit from significant positive rate changes throughout 2021.

Unlike property and casualty insurance, the total crop insurance premiums written each year vary mainly based on prevailing commodity prices for the type of crops planted, because the aggregate number of acres planted usually does not vary much from year to year. Because the premiums that are charged for crop insurance are established by the RMA, and the policy forms and terms are also established by the RMA, insurers do not compete on price or policy terms and conditions. Moreover, because participation in other federal farm programs by a farmer is conditioned upon participation in the federal crop insurance program, most commercial farmers obtain crop insurance on their plantings each year.

Changing Climate Conditions

Longer-term natural catastrophe trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail, and snow. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to effectively manage catastrophe risk is dependent, in part, on the reliance of various catastrophe models, which may produce unreliable output as a result of inaccurate or incomplete data, along with the inherent uncertainty of future frequency and severity of losses. The impact of changing climate conditions on the overall insurance industry may also materially affect the availability and cost of reinsurance to us. In addition, these changes could impact the creditworthiness of issuers of securities in which the Company invests, subjecting our investment portfolio to increased credit and interest rate risk, with the potential for reduced investment returns and/or material realized or unrealized losses.

Principal Revenue Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net capital gain on investments.

Gross and net premiums written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Gross premiums written are recognized upon sale of new insurance contracts or renewal of existing contracts. Net premiums written is equal to gross premiums written less premiums ceded to reinsurers.

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

Net investment income and net capital gain (loss) on investments

The Company invests its excess cash in fixed income and equity securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net capital gains and losses on investments are reported separately from net investment income. The Company recognizes realized capital gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and realized capital losses when investments are written down as a result of an other-than-temporary impairment or are sold for an amount less than their cost or amortized cost, as applicable. The Company recognizes changes in unrealized gains and losses of equity securities in net income as part of net capital gains and losses on investments. These gains and losses may be significant given the fair market value of the equity portfolio and the inherent volatility in equity markets. The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income (loss), net of income taxes. Therefore, these change have no impact on net income, but do impact shareholders’ equity.

The portfolio of investments for NI Holdings and its insurance subsidiaries is managed by Conning, Inc. and Disciplined Growth Investors. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

The Company’s expenses consist primarily of losses and LAE, amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

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

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of its assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

Critical Accounting Policies

General

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires both the use of estimates and judgment relative to the application of appropriate accounting policies. The Company is required to make estimates and assumptions in certain circumstances that affect amounts reported in its Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions and that reported results of operations would not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (LAE). The Company’s liability for unpaid losses and LAE consists of (1) case reserves, which are reserves for claims that have been reported to it, and (2) IBNR, which are reserves for claims that have been incurred but have not yet been reported and for the future development of case reserves.

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

When a catastrophe occurs, which in the Company’s case usually involves the weather perils of wind and hail, we utilize mapping technology through geographic coding of its property risks to overlay the path of the storm. This enables the Company to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows us to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated losses from the storm. If we estimate the damages to be in excess of the retained catastrophe amount, reinsurers are notified immediately of a potential loss so that the Company can quickly recover reinsurance payments once the retention is exceeded.

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

We utilize an independent actuary to assist with the estimation of the liability for unpaid losses and LAE. This actuary prepares estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and LAE incurred as of the financial statement date based on established actuarial methods as described below. We then reduce the estimated ultimate loss and LAE by loss and LAE payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies or uses a weighted average of these results. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuary as to what is the most appropriate method for the property and casualty business. Management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. We may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the Consolidated Financial Statements.

The Company determines its ultimate liability for unpaid losses and LAE by using the following actuarial methodologies:

Bornhuetter-Ferguson Method — The Bornhuetter-Ferguson Method is a blended method that explicitly considers both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses selected loss development patterns to calculate the expected percentage of losses unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) losses described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce the estimated ultimate loss.

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

Ratio of Paid ALAE to Paid Loss Method — The Ratio of Paid ALAE to Paid Loss Method utilizes the ratio of paid ALAE to paid losses and is similar to the Paid and Case Incurred Loss Development Method described above, except that the data projected are the ratios of paid ALAE to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate ALAE. ALAE reserves are calculated by subtracting paid losses from ultimate ALAE.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, increases in the state-dictated minimum liability limits in the recent cases of nonstandard auto insurance, and legislative changes, among others. The impact of many of these items on ultimate costs for losses and loss adjustment expenses is difficult to estimate. Loss reserve estimation is also affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. We continually refine our estimates of unpaid losses and LAE in a regular ongoing process as historical loss experience develops, and additional claims are reported and settled. We consider all significant facts and circumstances known at the time the liabilities for unpaid losses and LAE are established.

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

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on the Company’s case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, which is possible but unlikely as the Company usually settles claims in less than 50 days on average, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, it is likely that the Company may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to the Company being deficient in its IBNR reserves.

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

Investments

NI Holdings’ fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investments gains or losses on equity securities are reported in net income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or other-than-temporary impairments are recognized.

For additional information on the Company’s investments, see Part II, Item 8, Note 5 “Investments” and Note 6 “Fair Value Measurements”.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain direct policy acquisition costs consisting of commissions, state premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

As in the case of previous acquisitions, no deferred policy acquisition costs (“DAC”) were recorded in the acquisition of Westminster in accordance with purchase accounting guidance. Rather, a separate intangible asset representing the value of business acquired (“VOBA”) was valued at $4,750 and established at the closing date. This VOBA intangible asset was amortized into expense as the acquired unearned premiums were reported into income, in the same way as DAC, and was fully amortized at December 31, 2020. Policy acquisition costs relating to new business written by Westminster were deferred following the closing date. The release of the VOBA asset and the establishment of new DAC generally offset each other over the twelve months following the acquisition of Westminster.

At December 31, 2021 and 2020, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	December 31,
	2021	2020
Deferred policy acquisition costs	$24,947	$23,968
Liability for unearned premiums	127,789	119,363

There were no VOBA intangible assets remaining at December 31, 2021 or 2020.

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

Income Taxes

Current income taxes represent amounts paid to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

The Company had gross deferred income tax assets of $10,070 at December 31, 2021 and $8,603 at December 31, 2020, arising primarily from unearned premiums, loss reserve discounting, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $1,008 and $931 was maintained at December 31, 2021 and December 31, 2020, respectively.

The Company had gross deferred income tax liabilities of $14,568 at December 31, 2021 and $16,429 at December 31, 2020, arising primarily from deferred policy acquisition costs, net unrealized capital gains on investments, and other intangible assets.

The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining its deferred income tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require the Company to record a valuation allowance against its deferred income tax assets.

As of December 31, 2021, the Company had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax returns for the years 2018 through 2020 are open for examination.

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance and crop insurance industries in general. The operating results of the United States property and casualty industry and crop insurance industry are subject to significant variations due to competition, weather, catastrophic events, changes in regulations, general economic conditions, rising medical expenses, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

Our premium levels and underwriting results have been, and will continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets that we serve are diversified, which requires management to regularly monitor our performance and competitive position by line of business and geographic market to schedule appropriate rate actions.

Premiums in the multi-peril crop insurance business are primarily influenced by the number of acres, commodity prices, and types of crops insured because the rates are established by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which generally extends into the fourth quarter. However, as was the case in 2020, if we experience a higher-than-average number of prevented planting claims early in the season, recognition of earned premiums may be accelerated due to a shortened risk period.

Premiums in the crop hail insurance business are also generally written in the second quarter, but earned over a shorter period of risk than multi-peril crop insurance.

Premiums in our other lines of business are written and earned throughout the year based on their coverage periods. Losses on this business are also incurred throughout the year, but usually are more frequent and/or severe during periods of elevated weather-related activity.

For more information on the Company’s results of operations by segment, see Part II, Item 8, Note 20 “Segment Information”.

Years ended December 31, 2021, 2020, and 2019

The consolidated net income for the Company was $8,332 for the year ended December 31, 2021, compared to $41,344 for the year ended December 31, 2020 and $26,500 for the year ended December 31, 2019.

The major components of our operating revenues and net income for the three periods are shown below:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net premiums earned	$299,589	$283,661	$246,438
Fee and other income	1,775	1,801	2,125
Net investment income	7,131	7,271	7,433
Net capital gain on investments	15,479	13,624	14,783
Total revenues	$323,974	$306,357	$270,779

Components of net income:
Net premiums earned	$299,589	$283,661	$246,438
Losses and loss adjustment expenses	216,379	168,473	169,710
Amortization of deferred policy acquisition costs and other underwriting and general expenses	96,289	85,068	67,258
Underwriting gain (loss)	(13,079)	30,120	9,470
Fee and other income	1,775	1,801	2,125
Net investment income	7,131	7,271	7,433
Net capital gain on investments	15,479	13,624	14,783
Income before income taxes	11,306	52,816	33,811
Income taxes	2,974	11,472	7,311
Net income	$8,332	$41,344	$26,500

Net Premiums Earned

	Year Ended December 31,
	2021	2020	2019
Net premiums earned:
Direct premium	$333,254	$301,061	$257,661
Assumed premium	8,035	6,459	5,897
Ceded premium	(41,700)	(23,859)	(17,120)
Total net premiums earned	$299,589	$283,661	$246,438

Net premiums earned for the year ended December 31, 2021 increased $15,928, or 5.6%, to $299,589, compared to $283,661 for the year ended December 31, 2020.

Net premiums earned for the year ended December 31, 2020 increased $37,223, or 15.1%, to $283,661, compared to $246,438 for the year ended December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Net premiums earned:
Private passenger auto	$72,533	$72,009	$67,983
Non-standard auto	58,585	53,737	57,114
Home and farm	73,792	74,879	71,171
Crop	26,848	35,718	38,019
Commercial	57,285	38,288	4,097
All other	10,546	9,030	8,054
Total net premiums earned	$299,589	$283,661	$246,438

Below are comments regarding significant changes in net premiums earned, by business segment:

Private passenger auto – Net premiums earned for 2021 increased $524, or 0.7%, from 2020. Premiums were impacted by continued soft market conditions in this segment throughout the year.

Non-standard auto – Net premiums earned for 2021 increased $4,848, or 9.0%, from 2020. The segment has benefited from the improved economic environment in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for 2021 decreased $1,087, or 1.5%, from 2020. The modest decrease was due to competitive market conditions and the related rate reduction taken in early 2021 in the Nodak Insurance farmowners line of business, and a year-over-year increase in ceded written premiums for this business.

Crop – Net premiums earned for 2021 decreased $8,870, or 24.8%, from 2020. Direct earned premiums increased by $3,648 primarily due to higher commodity prices on multi-peril crop business. However, this increase was offset by a large increase in ceded earned premiums as a result of significant multi-peril crop losses from this year’s extreme drought conditions across North and South Dakota. We also placed a higher number of multi-peril crop policies in the assigned risk fund of the SRA for 2021, resulting in higher levels of premiums and losses being ceded to the federal government.

Commercial – Net premiums earned for 2021 increased $18,997, or 49.6%, from 2020. The increase was primarily driven by growth in our Westminster commercial business as a result of a continuation of favorable market conditions, the positive impact of Westminster’s financial size category, and the 2020 AM Best rating upgrade.

All other – Net premiums earned for 2021 increased $1,516, or 16.8%, from 2020. Net premiums earned increased related to our participation in an assumed domestic and international reinsurance pool of business. As of January 1, 2022, the Company made the decision to non-renew its participation in these pools.

Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2021	2020	2019
Net losses and LAE:
Direct losses and LAE	$280,998	$185,370	$173,943
Assumed losses and LAE	6,899	3,308	4,032
Ceded losses and LAE	(71,518)	(20,205)	(8,265)
Total net losses and LAE	$216,379	$168,473	$169,710

Net losses and LAE for the year ended December 31, 2021 increased $47,906, or 28.4%, to $216,379, compared to $168,473 for the year ended December 31, 2020.

Net losses and LAE for the year ended December 31, 2020 decreased $1,237, or 0.7%, to $168,473, compared to $169,710 for the year ended December 31, 2019.

	Year Ended December 31,
	2021	2020	2019
Net losses and LAE:
Private passenger auto	$59,721	$45,511	$52,696
Non-standard auto	34,453	30,347	32,654
Home and farm	52,145	36,745	45,601
Crop	27,831	31,379	32,091
Commercial	34,779	20,430	2,489
All other	7,450	4,061	4,179
Total net losses and LAE	$216,379	$168,473	$169,710

	Year Ended December 31,
	2021	2020	2019
Loss and LAE ratio:
Private passenger auto	82.3%	63.2%	77.5%
Non-standard auto	58.8%	56.5%	57.2%
Home and farm	70.7%	49.1%	64.1%
Crop	103.7%	87.9%	84.4%
Commercial	60.7%	53.4%	60.8%
All other	70.6%	45.0%	51.9%
Total loss and LAE ratio	72.2%	59.4%	68.9%

Below are comments regarding significant changes in net losses and LAE, and the net loss and LAE ratios, by business segment:

Private passenger auto – The net loss and LAE ratio deteriorated 19.1 percentage points in 2021 compared to 2020. The increase was a result of a return to average loss frequency due to increased miles driven by our insureds compared to 2020 when pandemic-related restrictions were still in place. Loss experience in 2021 has also been adversely impacted by an increase in uninsured/underinsured motorist liability claims frequency, as well as increased severity due to inflationary factors. We are assessing necessary future rate actions as a result of the increased loss activity.

Non-standard auto – The net loss and LAE ratio deteriorated 2.3 percentage points in 2021 compared to 2020. Direct Auto has experienced modest elevations in loss frequency and severity compared to 2020 despite increased miles being driven compared to 2020. Overall net losses and LAE increased due to strong year-to-date direct written premium growth at Direct Auto. These profitable results have been offset by Primero’s higher loss frequency and severity due largely to the continued economic challenges in the Las Vegas market.

Home and farm – The net loss and LAE ratio deteriorated 21.6 percentage points in 2021 compared to 2020. This increase was driven by above average weather-related losses in 2021. These losses included a severe weather-related catastrophe event in North Dakota during June, along with additional significant weather-related losses in Nebraska and South Dakota during the second half of the year.

Crop – The net loss and LAE ratio deteriorated 15.8 percentage points in 2021 compared to 2020. The extreme drought conditions across North Dakota, South Dakota, and Minnesota resulted in significantly elevated multi-peril crop losses. However, in anticipation of the dry weather, we placed a higher number of multi-peril crop policies in the assigned risk fund of the SRA for 2021, resulting in increased premiums and losses ceded to the federal government.

Commercial – The net loss and LAE ratio deteriorated 7.3 percentage points in 2021 compared to 2020. This increase was primarily due to increased fire loss frequency in the Westminster book of business during the first and second quarters. Westminster had a strong second half of the year as the Company continued to benefit from favorable market conditions, along with improved loss frequency and severity.

All other – The net loss and LAE ratio deteriorated 25.6 percentage points in 2021 compared to 2020. The increase was primarily due to elevated loss severity in our assumed domestic and international reinsurance pool of business, in particular anticipated losses associated with Hurricane Ida.

Amortization of Deferred Policy Acquisition Costs and Other Underwriting and General Expenses

	Year Ended December 31,
	2021	2020	2019
Underlying expenses	$97,269	$93,637	$69,791
Deferral of policy acquisition costs	(65,554)	(60,041)	(48,721)
Other underwriting and general expenses	31,715	33,596	21,070
Amortization of deferred policy acquisition costs	64,574	51,472	46,188
Total reported expenses	$96,289	$85,068	$67,258

Underlying expenses for the year ended December 31, 2021 decreased $3,632, or 3.9%, compared to the year ended December 31, 2020. Underlying expenses for the year ended December 31, 2020 increased $23,846, or 34.2%, compared to the year ended December 31, 2019, primarily due to the acquisition of Westminster.

Expense deferrals were $5,513 higher in the year ended December 31, 2021 compared to 2020, while amortization of those costs was $13,102 higher in 2021. This increase in net expense was primarily due to strong year-over-year growth in our commercial and non-standard auto segments which generally pay higher agent commissions than our other lines, as well as growth in our other segments. In addition, under acquisition accounting, there were no deferred policy acquisition costs reported on the acquisition balance sheet of Westminster, which had the impact of decreasing 2020 amortization of deferred policy acquisition costs relative to future years. Offsetting this impact, the Company recorded an intangible asset, referred to as the VOBA, on its acquisition balance sheet which was amortized during 2020 as a component of other underwriting and general expenses. As our mix of business has shifted and these premiums continue to be earned, the related deferral and amortization of expenses have also changed.

Underwriting Gain (Loss)

	Year Ended December 31,
	2021	2020	2019
Underwriting gain (loss):
Private passenger auto	$(7,704)	$6,512	$(3,599)
Non-standard auto	1,362	2,651	3,383
Home and farm	(475)	17,260	5,464
Crop	(9,195)	(468)	1,532
Commercial	2,506	1,500	745
All other	427	2,665	1,945
Total underwriting gain (loss)	$(13,079)	$30,120	$9,470

	Year Ended December 31,
	2021	2020	2019
Combined ratio:
Private passenger auto	110.6%	91.0%	105.3%
Non-standard auto	97.7%	95.1%	94.1%
Home and farm	100.6%	76.9%	92.3%
Crop	134.2%	101.3%	96.0%
Commercial	95.6%	96.1%	81.8%
All other	96.0%	70.5%	75.9%
Total combined ratio	104.4%	89.4%	96.2%

Underwriting gain (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and LAE, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. The combined ratio represents the sum of these losses and expenses as a percentage of net premiums earned, and measures our overall underwriting profit. A combined ratio below 100% generally indicates a profitable line of business.

The results from underwriting operations decreased $43,199 for the year ended December 30, 2021 compared to the year ended December 31, 2020. The overall combined ratio deteriorated 15.0 percentage points.

The primary drivers behind the elevated combined ratio for the year ended December 31, 2021 were the extreme drought conditions across North Dakota, South Dakota, and Minnesota on our multi-peril crop business; above average weather-related losses in North Dakota, South Dakota, and Nebraska; the return to average frequency, and increased severity due to inflationary factors, of private passenger and non-standard auto physical damage claims; and higher levels of uninsured/underinsured motorist liability claims in private passenger auto.

These elevated losses were partially offset by profitable and strong growth from Direct Auto in the non-standard segment, along with continued profitability and growth from Westminster’s commercial business, particularly during the second half of the year.

Fee and Other Income

The Company had fee and other income of $1,775 for the year ended December 31, 2021, compared to $1,801 for the year ended December 31, 2020, and $2,125 for the year ended December 31, 2019.

Fee income attributable to Primero’s non-standard auto business is a key component in measuring its profitability. Fee income on this business decreased slightly during 2021 compared to 2020 due to a decreased policy count.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2021	2020	2019
Average cash and invested assets	$502,375	$449,148	$394,403

Gross investment income	$10,339	$10,519	$9,826
Investment expenses	3,208	3,248	2,393
Net investment income	$7,131	$7,271	$7,433

Gross return on average cash and invested assets	2.1%	2.3%	2.5%
Net return on average cash and invested assets	1.4%	1.6%	1.9%

Investment income, net of investment expense, decreased $140 for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by the continued impact of lower reinvestment rates in the fixed income securities portfolio.

The Company’s net return on average cash and invested assets declined year-over-year, driven by a combination of factors. Interest income decreased primarily due to a persistent low reinvestment rate environment, ongoing maturities of existing holdings with higher embedded yields, and significant cash inflows to the investment portfolio from the Company's business operations. These decreases were partially offset by an increased allocation to high dividend equities within our equity portfolio, which increased the portfolio’s dividend yield compared to the prior year.

Net Capital Gain on Investments

Net capital gain on investments consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Gross realized gains	$18,130	$9,740	$4,652
Gross realized losses, excluding other-than-temporary impairment losses	(362)	(1,969)	(1,406)
Net realized gain on investments	17,768	7,771	3,246

Change in net unrealized gain on equity securities	(2,289)	5,853	11,537
Net capital gain on investments	$15,479	$13,624	$14,783

The Company had realized capital gains on investment of $17,768 for the year ended December 31, 2021, compared to $7,771 for the year ended December 31, 2020 and $3,246 for the year ended December 31, 2019. The Company reported no other-than-temporary losses during any of the periods presented.

The Company’s equity portfolio experienced a decrease in net unrealized gains of $2,289 during the year ended December 31, 2021. The net decrease is included in net capital gain on investments in the Company’s Consolidated Statements of Operations. It was primarily driven by $17,118 in net realized gains taken throughout the year, as a result of ongoing portfolio rebalancing as well as a strategic reallocation of equity investment strategies designed to increase exposure to income-oriented equities in order to maintain yield in the portfolio. The resulting net appreciation in the equity securities portfolio of $14,289 in 2021 is indicative of a strong rally in U.S. equity markets during the year.

The Company’s fixed income securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced a decrease in net unrealized gains of $9,796 during the year ended December 31, 2021. The decrease was primarily the result of an increase in U.S. interest rates, with 5-year and 10-year U.S. Treasury yields increasing during the year by 90 basis points and 60 basis points, respectively. The rise in rates was partially mitigated by a tightening of credit spreads across fixed-income sectors, given an improvement in capital markets following the volatility affecting invested assets in 2020 due to the impact of the COVID-19 pandemic.

Income before Income Taxes

For the year ended December 31, 2021, the Company had pre-tax income of $11,306, compared to $52,816 and $33,811 for the years ended December 31, 2020 and 2019, respectively. The decrease in pre-tax results was largely attributable to the significant increase in loss experience during 2021.

Income Taxes

The Company recorded income tax expense of $2,974 for the year ended December 31, 2021, compared to $11,472 and $7,311 for the years ended December 31, 2020 and 2019, respectively. Our effective tax rate for 2021 was 26.3% compared to an effective tax rate of 21.7% and 21.6% for 2020 and 2019, respectively.

A portion of the effective tax rate is due to Illinois state income taxes, which led to the increased effective tax rate in 2021 given the higher proportion of these taxes relative to the Company’s overall income tax expense in comparison with 2020 and 2019.

The valuation against certain deferred income tax assets was $1,008 as of December 31, 2021 compared to $931 as of December 31, 2020.

Net Income

For the year ended December 31, 2021, net income before non-controlling interest was $8,332, compared to $41,344 and $26,500 for the years ended December 31, 2020 and 2019, respectively. This decrease in net income was largely attributable to the significant increase in loss experience during 2021.

Return on Average Equity

For the year ended December 31, 2021, the Company had annualized return on average equity, after non-controlling interest, of 2.4%, compared to annualized return on average equity, after non-controlling interest, of 12.4% and 9.1% for the years ended December 31, 2020 and 2019, respectively.

Average equity is calculated as the average between beginning and ending shareholders’ equity excluding non-controlling interest for the period.

Liquidity and Capital Resources

The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. In 2017, we raised $93,145 in net proceeds from our IPO, which we planned to use for strategic acquisitions.

In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022. The Company anticipates using the net proceeds from the IPO to satisfy this obligation in December 2022.

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

The changes in cash and cash equivalents for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net cash flows from operating activities	$29,168	$51,010	$25,665
Net cash flows from investing activities	(48,151)	200	(30,458)
Net cash flows from financing activities	(11,471)	(12,265)	(2,025)
Net increase (decrease) in cash and cash equivalents	$(30,454)	$38,945	$(6,818)

For the year ended December 31, 2021, net cash provided by operating activities totaled $29,168 compared to $51,010 a year ago. Consolidated net income of $8,332 for the year ended December 31, 2021 compared to consolidated net income of $41,344 for the same period a year ago. The decrease in consolidated net income, along with changes in reinsurance recoverables on losses, other assets, and unearned premiums, were offset by changes to the FCIC receivable/payable and unpaid losses and LAE.

For the year ended December 31, 2021, net cash used by investing activities totaled $48,151 compared to $200 net cash provided by investing activities a year ago. In 2021, the Company invested excess cash generated from operations and the implementation of the intercompany reinsurance pooling agreement into longer term investments.

For the year ended December 31, 2021, net cash used by financing activities totaled $11,471 compared to $12,265 a year ago. The Company paid the first installment of $6,667 of the additional consideration for Westminster during the first quarter of 2021. The Company repurchased shares of its own common stock for $4,316 during 2021, compared to $12,234 during 2020.

For the year ended December 31, 2020, net cash provided by operating activities totaled $51,010 compared to $25,665 for the year ended December 31, 2019. The consolidated net income of $41,344 for the year ended December 31, 2020 compared to consolidated net income of $26,500 for the year ended December 31, 2019. The increase in cash flows from operating activities also reflected differences in the activity between the Company and the FCIC during 2020 and 2019, growth in unearned premiums due to increasing sales of the Westminster commercial business, and lower levels of loss and loss adjustment expenses. During 2019, unrealized gains on investments were offset by increases in unpaid losses and LAE and unearned premiums to serve as the primary reconciling items between net income and net cash flows from operating activities.

For the year ended December 31, 2020, net cash provided by investing activities totaled $200 compared to $30,458 used by investing activities for the year ended December 31, 2019. In 2020, the initial cash payment made at the time of the Westminster acquisition was $703 more than the cash and cash equivalents received in the acquisition. During 2020, the sales and maturities of securities approximated the purchase of new securities. Normally, the excess cash generated from operations would be invested in longer term investments. However, the implementation of the intercompany pooling reinsurance agreement necessitated substantial cash transfers between the insurance company subsidiaries during December 2020, which were not fully reinvested in longer-term investments by year-end. The prior year reflects the impact of investing excess cash generated from operations into longer term investments, partially offset by sales and maturities of fixed income securities.

For the year ended December 31, 2020, net cash used by financing activities totaled $12,265 compared to $2,025 for the year ended December 31, 2019. The Company repurchased shares of its own common stock for $12,234 and $2,006 during 2020 and 2019, respectively.

As a standalone entity, and outside of the net proceeds from the IPO, the Company’s principal source of long-term liquidity will be dividend payments from its directly-owned subsidiaries.

Nodak Insurance is restricted by the insurance laws of North Dakota as to the amount of liquid or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized capital gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

The amount available for payment of dividends from Nodak Insurance to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2021 or 2019.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the years ended December 31, 2021, 2020, or 2019.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the years ended December 31, 2021 or 2020.

Contractual Obligations

The primary contractual obligations of the Company include gross loss and LAE payments, consideration due relating to the acquisition of Westminster, and operating lease obligations.

The Company’s unpaid losses and LAE were $139,662 as of December 31, 2021. Historical payment experience indicates that approximately 57% of this amount will be paid during 2022 and another 30% will be paid over the subsequent two years. The actual timing and amounts of these payments in the future may vary.

Westminster was acquired on January 1, 2020 for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing, with another $20,000 payable in three equal installments. We paid the first two installments on the first two anniversaries of the closing, in January 2021 and January 2022. We will pay the final installment, plus or minus any adjustments, in December 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 4 “Recent Accounting Pronouncements”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. The Company has exposure to three principal types of market risk through its investment activities: interest rate risk, credit risk, and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading, or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed income securities. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The portfolio duration of the fixed income securities in the Company’s investment portfolio at December 31, 2021 was 4.35 years. These fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates, and are carried as available for sale. We manage the exposure to risks associated with interest rate fluctuations through active management and Board of Directors review of the portfolio and consultation with our outside investment manager.

Potential higher interest rates oftentimes correlated to inflation would also reduce the carrying value of our fixed maturity and short-term investments, negatively impacting the Company’s book value in the short-term. Over the long-term, however, higher interest rates would provide an incremental benefit to our net investment income over time as excess cash and proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize any forced sales within the portfolio.

Additionally, we hold certain fixed income securities that have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.

If we are required to sell fixed income securities in a rising interest rate environment, the Company may recognize investment losses.

As a general matter, we attempt to match the durations of assets with liabilities. The Company’s investment objectives include maintaining adequate liquidity to meet its operational needs, optimizing its after-tax investment income, and its after-tax total return, all of which are subject to management’s tolerance for risk.

The table below shows the interest rate sensitivity of the Company’s fixed income securities measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(31,975)	$332,676	$(23,122)	$297,288
100 basis point increase	(16,116)	348,535	(11,438)	308,972
No change	—	364,651	—	320,410
100 basis point decrease	16,018	380,669	11,279	331,689
200 basis point decrease	32,119	396,770	23,046	343,456

The interest rate exposure of the Company’s portfolio increased this year compared to last year, as measured by the increased duration of our portfolio. The increase in interest rate exposure was intended to better align the Company’s portfolio with the long-term asset/liability matching target derived from periodic financial modeling of the Company’s business and liabilities. Significant further increases in the portfolio’s interest rate exposure are not expected, aside from normal ongoing fluctuations due to changes in the capital market and interest rate environment.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed income securities that are rated at least investment grade by Moody’s or an equivalent rating quality. We also independently, and through our outside investment manager, monitor the financial condition of all of the issuers of fixed income securities in the portfolio. To limit its exposure to risk, the Company employs diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2016.

Fort Washington, Pennsylvania

March 9, 2022

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

(dollar amounts in thousands, except par value)

	2021	2020
Assets:
Cash and cash equivalents	$70,623	$101,077
Fixed income securities, at fair value	364,651	320,410
Equity securities, at fair value	77,690	69,952
Other investments	2,005	2,924
Total cash and investments	514,969	494,363

Premiums and agents' balances receivable	51,452	48,523
Deferred policy acquisition costs	24,947	23,968
Reinsurance premiums receivable	-	93
Reinsurance recoverables on losses	21,200	8,710
Income tax recoverable	364	-
Accrued investment income	2,524	2,141
Property and equipment, net	9,869	9,899
Receivable from Federal Crop Insurance Corporation	-	6,646
Goodwill and other intangibles	17,722	18,194
Other assets	8,735	5,066
Total assets	$651,782	$617,603

Liabilities:
Unpaid losses and loss adjustment expenses	$139,662	$105,750
Unearned premiums	127,789	119,363
Reinsurance premiums payable	326	—
Income tax payable	-	754
Deferred income taxes	5,506	8,757
Payable to Federal Crop Insurance Corporation	4,962	-
Westminster consideration payable	13,020	19,287
Accrued expenses and other liabilities	13,104	14,820
Total liabilities	304,369	268,731

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2021 – 21,219,808 shares, 2020 – 21,318,638 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Additional paid-in capital	98,166	97,911
Unearned employee stock ownership plan shares	(1,184)	(1,427)
Retained earnings	267,207	258,741
Accumulated other comprehensive income, net of income taxes	5,237	12,840
Treasury stock, at cost, 2021 – 1,661,767 shares, 2020 – 1,538,622 shares	(26,452)	(23,968)
Non-controlling interest	4,209	4,545
Total shareholders’ equity	347,413	348,872

Total liabilities and shareholders’ equity	$651,782	$617,603

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

(dollar amounts in thousands, except per share data)

	2021	2020	2019
Revenues:
Net premiums earned	$299,589	$283,661	$246,438
Fee and other income	1,775	1,801	2,125
Net investment income	7,131	7,271	7,433
Net capital gain on investments	15,479	13,624	14,783
Total revenues	323,974	306,357	270,779

Expenses:
Losses and loss adjustment expenses	216,379	168,473	169,710
Amortization of deferred policy acquisition costs	64,574	51,472	46,188
Other underwriting and general expenses	31,715	33,596	21,070
Total expenses	312,668	253,541	236,968

Income before income taxes	11,306	52,816	33,811
Income taxes	2,974	11,472	7,311
Net income	8,332	41,344	26,500
Net income (loss) attributable to non-controlling interest	(84)	955	99
Net income attributable to NI Holdings, Inc.	$8,416	$40,389	$26,401

Earnings per common share:
Basic	$0.39	$1.86	$1.19
Diluted	$0.39	$1.84	$1.19

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,424,060	21,772,475	22,179,747
Plus: Dilutive securities	232,366	169,995	85,601
Weighted average common shares used in diluted per common share calculations	21,656,426	21,942,470	22,265,348

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands)

	2021
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$8,416	$(84)	$8,332
Other comprehensive loss, before income taxes:
Holding losses on investments	(8,827)	(319)	(9,146)
Reclassification adjustment for net realized capital gain included in net income	(648)	(2)	(650)
Other comprehensive loss, before income taxes	(9,475)	(321)	(9,796)
Income tax benefit related to items of other comprehensive loss	1,872	69	1,941
Other comprehensive loss, net of income taxes	(7,603)	(252)	(7,855)
Comprehensive income (loss)	$813	$(336)	$477

	2020
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$40,389	$955	$41,344
Other comprehensive income, before income taxes:
Holding gains on investments	10,051	116	10,167
Reclassification adjustment for net realized capital gain included in net income	(902)	(1)	(903)
Other comprehensive income, before income taxes	9,149	115	9,264
Income tax expense related to items of other comprehensive income	(1,921)	(24)	(1,945)
Other comprehensive income, net of income taxes	7,228	91	7,319
Comprehensive income	$47,617	$1,046	$48,663

	2019
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income	$26,401	$99	$26,500
Other comprehensive income, before income taxes:
Holding gains on investments	9,583	177	9,760
Reclassification adjustment for net realized capital gain included in net income	(191)	(3)	(194)
Other comprehensive income, before income taxes	9,392	174	9,566
Income tax expense related to items of other comprehensive income	(1,972)	(37)	(2,009)
Other comprehensive income, net of income taxes	7,420	137	7,557
Comprehensive income	$33,821	$236	$34,057

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2019	$230	$94,486	$(1,914)	$183,946	$6,376	$(10,634)	$3,263	$275,753

Cumulative effect of change in accounting for equity securities	-	-	-	8,184	(8,184)	-	-	-
Net income	-	-	-	26,401	-	-	99	26,500
Other comprehensive income, net of income taxes	-	-	-	-	7,420	-	137	7,557
Share-based compensation	-	1,613	-	-	-	-	-	1,613
Purchase of treasury stock	-	-	-	-	-	(2,006)	-	(2,006)
Issuance of vested award shares	-	(300)	-	(51)	-	332	-	(19)
Distribution of employee stock ownership plan shares	-	162	243	-	-	-	-	405
Balance, December 31, 2019	230	95,961	(1,671)	218,480	5,612	(12,308)	3,499	309,803

Net income	-	-	-	40,389	-	-	955	41,344
Other comprehensive income, net of income taxes	-	-	-	-	7,228	-	91	7,319
Share-based compensation	-	2,297	-	-	-	-	-	2,297
Purchase of treasury stock	-	-	-	-	-	(12,234)	-	(12,234)
Issuance of vested award shares	-	(477)	-	(128)	-	574		(31)
Distribution of employee stock ownership plan shares	-	130	244	-	-	-	-	374
Balance, December 31, 2020	230	97,911	(1,427)	258,741	12,840	(23,968)	4,545	348,872

Net income (loss)	-	-	-	8,416	-	-	(84)	8,332
Other comprehensive loss, net of income taxes	-	-	-	-	(7,603)	-	(252)	(7,855)
Share-based compensation	-	2,408	-	-	-	-	-	2,408
Purchase of treasury stock	-	-	-	-	-	(4,316)	-	(4,316)
Issuance of vested award shares	-	(2,370)	-	50	-	1,832	-	(488)
Distribution of employee stock ownership plan shares	-	217	243	-	-	-	-	460
Balance, December 31, 2021	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(dollar amounts in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$8,332	$41,344	$26,500
Adjustments to reconcile net income to net cash flows from operating activities:
Net capital gain on investments	(15,479)	(13,624)	(14,783)
Deferred income tax (benefit) expense	(1,310)	638	1,871
Depreciation of property and equipment	694	709	538
Amortization of intangibles	472	5,224	1,711
Distribution of employee stock ownership plan shares	460	373	405
Share-based incentive compensation	2,408	2,297	1,613
Amortization of deferred policy acquisition costs	64,574	51,472	46,188
Deferral of policy acquisition costs	(65,553)	(60,041)	(48,721)
Net amortization of premiums and discounts on investments	2,080	1,460	1,146
Loss on sale of property and equipment	31	6	37
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(2,929)	(3,325)	(2,404)
Reinsurance premiums receivable / payable	419	(828)	170
Reinsurance recoverables on losses	(12,490)	(3,902)	(1,813)
Income tax recoverable / payable	(1,118)	(753)	889
Accrued investment income	(383)	17	(191)
Federal Crop Insurance Corporation receivable / payable	11,608	7,584	1,939
Other assets	(3,669)	186	(109)
Unpaid losses and loss adjustment expenses	33,912	3,932	6,129
Unearned premiums	8,426	13,476	4,509
Accrued expenses and other liabilities	(1,317)	4,765	41
Net cash flows from operating activities	29,168	51,010	25,665

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	73,015	87,874	59,649
Proceeds from sales of equity securities	44,600	27,718	20,174
Purchases of fixed income securities	(128,480)	(91,559)	(92,012)
Purchases of equity securities	(37,491)	(22,312)	(17,042)
Purchases of property and equipment	(696)	(543)	(1,290)
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	-	(703)	-
Proceeds from sale of other investments and other	901	(275)	63
Net cash flows from investing activities	(48,151)	200	(30,458)

Cash flows from financing activities:
Purchases of treasury stock	(4,316)	(12,234)	(2,006)
Installment payment on Westminster consideration payable	(6,667)	-	-
Issuance of restricted stock awards	(488)	(31)	(19)
Net cash flows from financing activities	(11,471)	(12,265)	(2,025)

Net (decrease) increase in cash and cash equivalents	(30,454)	38,945	(6,818)

Cash and cash equivalents at beginning of period	101,077	62,132	68,950

Cash and cash equivalents at end of period	$70,623	$101,077	$62,132

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$-	$18,787	$-

Federal and state income taxes paid	$5,402	$11,586	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(dollar amounts in thousands)

1.Organization

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the conversion of Nodak Mutual from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was completed on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

These Consolidated Financial Statements include the financial position and results of operations of NI Holdings and seven other entities:

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States. American West began writing policies in 2002 and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets and its net income or loss is excluded from net income attributed to NI Holdings in our Consolidated Statements of Operations.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018 via a stock purchase agreement.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement.

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

2.Summary of Significant Accounting Policies

Basis of Consolidation:

Our Consolidated Financial Statements, which we have prepared in accordance with GAAP, include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via a surplus note agreement. We have eliminated all significant inter-company accounts and transactions in consolidation.

Use of Estimates:

In preparing our Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet, and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our Consolidated Financial Statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of other-than-temporary impairments, valuation allowances for deferred income tax assets, deferred policy acquisition costs, and the valuations used to establish intangible assets acquired related to business combinations. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continued appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

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

We control Battle Creek via a surplus note which provides us with the ability to appoint two-thirds of the Board of Directors of Battle Creek. Under the quota share reinsurance agreement that existed through December 31, 2019, Battle Creek’s operating results included only net investment income, bad debt expense, and income taxes. Effective January 1, 2020, the Company implemented an intercompany pooling reinsurance agreement, and Battle Creek’s operating results now include its participation in the underwriting results of the pool (2% during 2021 and 2020). For more information, see Part II, Item 8, Note 12 “Related Party Transactions”. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statement of Operations.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

The Company’s fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized independent pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investments gains or losses on equity securities are reported in net income (loss). Investment income is recognized when earned, and realized capital gains and losses on investments are recognized when investments are sold, or an other-than-temporary impairment is recognized.

Fair values are based on quoted market prices or independent pricing services, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using an effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net capital gain on investments, along with the change in unrealized gains and losses on equity securities.

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized capital loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss). Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates that generally translate, respectively, into decreases and increases in fair values of fixed income securities. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. For more information on investment valuation measurements, see Part II, Item 8, Note 6 “Fair Value Measurements”.

Fair Value of Other Financial Instruments:

Our other financial instruments, aside from investments, are cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable. The carrying amounts for cash and cash equivalents, premiums and agents’ balances receivable, and accrued expenses and accounts payable approximate their fair value based on their short-term nature. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. All other invested assets have been assessed for impairment. The carrying value of these other invested assets was $2,005 at December 31, 2021 and $2,924 at December 31, 2020.

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

The period of risk for our crop insurance program, which comprise primarily spring-planted crops, typically runs from April 1 (the approximate time when farmers can begin to work their fields) through December 15 (last date claims can be made for the most recent planting season). The crop insurance program provides indemnification for acreage that cannot be planted because of excess moisture (known as “prevented planting”). In these situations, recognition of the remaining unearned premium may be accelerated if it is determined that the risk period has ended when these types of claims are filed.

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

Losses and Loss Adjustment Expenses:

Liabilities for unpaid losses and loss adjustment expenses are estimates at a given point in time of the amounts we expect to pay with respect to policyholder claims based on facts and circumstances then known. At the time of establishing our estimates, we recognize that our ultimate liability for losses and loss adjustment expenses may differ from these estimates. We base our estimates of liabilities for unpaid losses and loss adjustment expenses on assumptions as to future loss trends, expected claims severity, judicial theories of liability, and other factors. During the loss adjustment period, we may learn additional facts regarding certain claims, and, consequently, it often becomes necessary for us to refine and adjust our estimates of the liability. We reflect any adjustments to our liabilities for unpaid losses and loss adjustment expenses in our operating results in the period in which we determine the need for a change in the estimates.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the potential impact of significant changes in tort law and the legal environment which may impact liability exposure, the trends in judicial interpretations of insurance coverage and policy provisions, and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodologies, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business, and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded.

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we currently file a consolidated federal income tax return which includes NI Holdings and its wholly-owned subsidiaries.

Insurance companies typically pay state premium taxes rather than state income taxes. However, Direct Auto is subject to state income taxes in the state of Illinois, in addition to state premium taxes. Additionally, NI Holdings, on a stand-alone basis, pays state income taxes to the state of North Dakota for income or losses generated as a separate financial entity. State premium taxes are included as a part of amortization of deferred policy acquisition costs. State income taxes are reported along with federal income taxes as income tax expense (benefit).

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense. The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of December 31, 2021 and 2020.

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

Earnings Per Share:

Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. Unearned shares related to the Company’s ESOP are not considered outstanding until they are released and allocated to plan participants. Unearned shares related to the Company’s Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) are not considered outstanding until they are earned by award participants. See Part II, Item 8, Note 13 “Benefit Plans” and Note 19 “Share Based Compensation”.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the years ended December 31, 2021, 2020, or 2019.

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

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the VOBA. The state insurance license asset has an indefinite life, while the Direct Auto trade name is being amortized over five years from the August 31, 2018 acquisition/valuation date. The favorable lease contract and VOBA assets have been fully amortized.

Goodwill arising from the acquisition of Westminster in January 2020 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and commercial business product line of the Company. Other intangible assets arising from the acquisition of Westminster represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks asset and Westminster trade name are being amortized over twenty years and ten years, respectively, from the January 1, 2020 acquisition/valuation date. The VOBA asset has been fully amortized.

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

Westminster is headquartered in Owings Mills, Maryland, and continues to be led by its president and other key management in place at the time of the acquisition. The financial results of Westminster have been included in the Consolidated Financial Statements and the Company’s commercial business segment following the acquisition close date.

We account for business acquisitions in accordance with the acquisition method of accounting, which requires that most assets acquired, liabilities assumed, and contingent consideration be recognized at their fair values as of the acquisition date, which is the closing date for the Westminster transaction. During the measurement period, adjustments to provisional purchase price allocations are recognized if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as it is determined that no more information is obtainable, but in no case shall the measurement period exceed one year from the acquisition date. The measurement period for the Westminster acquisition ended December 31, 2020.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

Pro Forma Year Ended December 31,
2019
Revenues	$292,858

Net income attributable to NI Holdings, Inc.	24,394

Basic earnings per common share attributable to NI Holdings, Inc.	1.10

The Company did not reflect any material, non-recurring pro forma adjustments directly attributable to the business combination in the above pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting Westminster’s results to reflect the deferral and amortization of policy acquisition costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2019, with the related income tax effects.

The Company incurred acquisition-related costs of $828 and $83 during the years ended December 31, 2020 and 2019, respectively. These expenses were reclassified into first quarter 2019 in the pro forma amounts presented above.

The Company paid $20,000 in cash consideration to the private shareholder of Westminster as of the closing date, and an additional $20,000 to be paid in three equal annual installments. The acquisition of Westminster did not include any contingent consideration other than a provision regarding future changes to federal income tax rates. The first two installments were paid in January 2021 and January 2022. The final installment is due to be paid in December 2022.

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

The fair values of the acquired distribution network, state insurance licenses, Westminster trade name, and VOBA intangible assets were $6,700, $1,800, $500, and $4,750, respectively. The state insurance license intangible has an indefinite life, while the other intangible assets are being amortized over their useful lives of up to twenty years. The goodwill is not deductible for income tax purposes.

4.Recent Accounting Pronouncements

As an EGC, we have elected to use the extended transition period for complying with any new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. The following discussion includes effective dates for both public business entities and emerging growth companies, as well as whether specific guidance may be adopted early.

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

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance for the year ended December 31, 2022. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liabilities on its Consolidated Balance Sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also requires financial institutions and other organizations to use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied prior to adoption of this standard are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. Organizations are to continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the SEC excluding smaller reporting companies, and emerging growth companies that did not relinquish private company relief. For all other entities, this guidance will be effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted for all entities. We will adopt this guidance for the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes. The amended guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, for public business entities. For private companies and emerging growth companies, the amended guidance will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance for the year ended December 31, 2022. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

5.Investments

The amortized cost and estimated fair value of fixed income securities as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,118	$467	$(87)	$13,498
Obligations of states and political subdivisions	84,668	2,979	(353)	87,294
Corporate securities	144,476	4,214	(1,069)	147,621
Residential mortgage-backed securities	26,190	266	(300)	26,156
Commercial mortgage-backed securities	32,878	815	(161)	33,532
Asset-backed securities	52,604	131	(313)	52,422
Redeemable preferred stocks	4,008	136	(16)	4,128
Total fixed income securities	$357,942	$9,008	$(2,299)	$364,651

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,334	$1,055	$(6)	$14,383
Obligations of states and political subdivisions	61,001	3,278	(35)	64,244
Corporate securities	117,628	8,549	(147)	126,030
Residential mortgage-backed securities	35,017	1,478	(1)	36,494
Commercial mortgage-backed securities	23,976	1,700	(21)	25,655
Asset-backed securities	50,751	535	(86)	51,200
Redeemable preferred stocks	2,198	206	-	2,404
Total fixed income securities	$303,905	$16,801	$(296)	$320,410

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,457	$14,586
After one year through five years	82,429	84,760
After five years through ten years	82,270	84,173
After ten years	63,106	64,894
Mortgage / asset-backed securities	111,672	112,110
Redeemable preferred stocks	4,008	4,128
Total fixed income securities	$357,942	$364,651

	December 31, 2020
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,722	$17,933
After one year through five years	86,709	91,457
After five years through ten years	59,408	64,987
After ten years	28,124	30,280
Mortgage / asset-backed securities	109,744	113,349
Redeemable preferred stocks	2,198	2,404
Total fixed income securities	$303,905	$320,410

Fixed income securities with a fair value of $7,977 at December 31, 2021 and $6,093 at December 31, 2020 were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities were as follows:

	December 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,125	$(87)	$-	$-	$3,125	$(87)
Obligations of states and political subdivisions	19,769	(350)	222	(3)	19,991	(353)
Corporate securities	46,816	(1,015)	1,895	(54)	48,711	(1,069)
Residential mortgage-backed securities	17,407	(261)	1,434	(39)	18,841	(300)
Commercial mortgage-backed securities	11,287	(160)	216	(1)	11,503	(161)
Asset-backed securities	28,797	(308)	995	(5)	29,792	(313)
Redeemable preferred stocks	1,493	(16)	-	-	1,493	(16)
Total fixed income securities	$128,694	$(2,197)	$4,762	$(102)	$133,456	$(2,299)

	December 31, 2020
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$931	$(6)	$—	$—	$931	$(6)
Obligations of states and political subdivisions	1,806	(35)	—	—	1,806	(35)
Corporate securities	3,215	(97)	734	(50)	3,949	(147)
Residential mortgage-backed securities	68	(1)	—	—	68	(1)
Commercial mortgage-backed securities	1,103	(21)	—	—	1,103	(21)
Asset-backed securities	5,785	(31)	4,188	(55)	9,973	(86)
Total fixed income securities	$12,908	$(191)	$4,922	$(105)	$17,830	$(296)

Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized capital loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss). The Company did not record any other-than-temporary impairments in 2021, 2020, or 2019.

In conjunction with our outside investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities that had fair values less than 80% of amortized cost for the preceding 12-month period.

Net investment income consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Fixed income securities	$8,489	$8,682	$8,394
Equity securities	1,221	1,220	996
Real estate	625	587	365
Cash and cash equivalents	4	30	71
Total gross investment income	10,339	10,519	9,826
Investment expenses	3,208	3,248	2,393
Net investment income	$7,131	$7,271	$7,433

Net realized capital gain on investments consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Gross realized gains:
Fixed income securities	$677	$1,035	$341
Equity securities	17,453	8,705	4,311
Total gross realized gains	18,130	9,740	4,652

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(27)	(132)	(147)
Equity securities	(335)	(1,837)	(1,259)
Total gross realized losses, excluding other-than-temporary impairment losses	(362)	(1,969)	(1,406)

Net realized gain on investments	17,768	7,771	3,246

Change in net unrealized gain on equity securities	(2,289)	5,853	11,537
Net capital gain on investments	$15,479	$13,624	$14,783

6.Fair Value Measurements

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of the Company or other third-parties, and are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which we could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values for any of the Company’s investments at December 31, 2021, 2020, or 2019.

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where the Company would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level III investment.

The fair value estimates of our investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the independent pricing service, for the years ended December 31, 2021, 2020, or 2019. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at December 31, 2021 or 2020.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2021
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$13,498	$-	$13,498	$-
Obligations of states and political subdivisions	87,294	-	87,294	-
Corporate securities	147,621	-	147,621	-
Residential mortgage-backed securities	26,156	-	26,156	-
Commercial mortgage-backed securities	33,532	-	33,532	-
Asset-backed securities	52,422	-	52,422	-
Redeemable preferred stocks	4,128	-	4,128	-
Total fixed income securities	364,651	-	364,651	-

Equity securities:
Basic materials	653	653	-	-
Communications	4,379	4,379	-	-
Consumer, cyclical	12,685	12,685	-	-
Consumer, non-cyclical	16,075	16,075	-	-
Energy	2,477	2,477	-	-
Financial	4,694	4,694	-	-
Industrial	16,658	16,658	-	-
Technology	17,522	17,522	-	-
Perpetual preferred stocks	2,547	2,547	-	-
Total equity securities	77,690	77,690	-	-

Cash and cash equivalents	45,741	45,741	-	-
Total assets at fair value	$488,082	$123,431	$364,651	$-

	December 31, 2020
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$14,383	$-	$14,383	$-
Obligations of states and political subdivisions	64,244	-	64,244	-
Corporate securities	126,030	-	126,030	-
Residential mortgage-backed securities	36,494	-	36,494	-
Commercial mortgage-backed securities	25,655	-	25,655	-
Asset-backed securities	51,200	-	51,200	-
Redeemable preferred stocks	2,404	-	2,404	-
Total fixed income securities	320,410	-	320,410	-

Equity securities:
Basic materials	1,285	1,285	-	-
Communications	7,455	7,455	-	-
Consumer, cyclical	9,929	9,929	-	-
Consumer, non-cyclical	14,633	14,633	-	-
Energy	1,499	1,499	-	-
Financial	6,235	6,235	-	-
Industrial	12,733	12,733	-	-
Technology	16,145	16,145	-	-
Utility	38	38	-	-
Total equity securities	69,952	69,952	-	-

Cash equivalents	65,354	65,354	-	-
Total assets at fair value	$455,716	$135,306	$320,410	$-

There were no liabilities measured at fair value on a recurring basis at December 31, 2021 or 2020.

7.Reinsurance

The Company cedes and assumes certain premiums and losses to and from various companies and associations under a variety of reinsurance agreements. The Company seeks to limit the maximum net loss that can arise from large risks or risks in concentrated areas of exposure through use of these agreements, either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts on substantial individual risks. Reinsurance contracts do not relieve the Company from its obligations to policyholders.

During the year ended December 31, 2021, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $117,000 in excess of its $10,000 retained risk. The Company experienced one catastrophe event during 2021 in excess of the retention level, resulting in a reinsurance recovery of $5,612.

During the year ended December 31, 2020, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $97,000 in excess of its $10,000 retained risk. During the year ended December 31, 2019, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $78,600 in excess of its $10,000 retained risk. The Company did not experience any catastrophe events during 2020 or 2019 which exceeded the retention level.

For 2022, the catastrophe retention amount will increase to $15,000 while the overall catastrophic reinsurance program limit increased to $125,000 in excess of the $15,000 retention.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated from reinsurers by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. The Company’s reinsurance recoverables on paid and unpaid losses were due from reinsurance companies with AM Best ratings of “A” or higher.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Year Ended December 31,
	2021		2020		2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$342,215	$333,254	$314,187	$301,061	$262,145	$257,661
Assumed premium	8,183	8,035	6,590	6,459	5,921	5,897
Ceded premium	(42,629)	(41,700)	(23,633)	(23,859)	(17,120)	(17,120)
Net premiums	$307,769	$299,589	$297,144	$283,661	$250,946	$246,438

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Year Ended December 31,
	2021	2020	2019
Direct losses and loss adjustment expenses	$280,998	$185,370	$173,943
Assumed losses and loss adjustment expenses	6,899	3,308	4,032
Ceded losses and loss adjustment expenses	(71,518)	(20,205)	(8,265)
Net losses and loss adjustment expenses	$216,379	$168,473	$169,710

If 100% of our ceded reinsurance was cancelled as of December 31, 2021, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

8.Deferred Policy Acquisition Costs

Expenses directly related to successfully acquire insurance policies, primarily commissions, premium taxes and underwriting costs, are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$23,968	$15,399	$12,866
Deferral of policy acquisition costs	65,553	60,041	48,721
Amortization of deferred policy acquisition costs	(64,574)	(51,472)	(46,188)
Balance, end of year	$24,947	$23,968	$15,399
9.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and LAE is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year:
Liability for unpaid losses and LAE	$105,750	$93,250	$87,121
Reinsurance recoverables on losses	8,710	4,045	2,232
Net balance at beginning of year	97,040	89,205	84,889

Acquired unpaid losses and LAE related to:
Current year	-	-	-
Prior years	-	8,568	-
Total acquired	-	8,568	-

Incurred related to:
Current year	220,517	165,181	176,219
Prior years	(4,138)	3,292	(6,509)
Total incurred	216,379	168,473	169,710

Paid related to:
Current year	150,278	116,755	125,940
Prior years	44,679	52,451	39,454
Total paid	194,957	169,206	165,394

Balance at end of year:
Liability for unpaid losses and LAE	139,662	105,750	93,250
Reinsurance recoverables on losses	21,200	8,710	4,045
Net balance at end of year	$118,462	$97,040	$89,205

During the year ended December 31, 2021, the Company’s incurred reported losses and LAE included $4,138 of net favorable development on prior accident years, primarily attributable to the Direct Auto non-standard auto business. During the year ended December 31, 2020, incurred reported losses and LAE included $3,292 of net unfavorable development on prior accident years, primarily attributable to our 2019 multi-peril crop business. During the year ended December 31, 2019, incurred reported losses and LAE included $6,509 of net favorable development on prior accident years, primarily attributable to the Direct Auto non-standard auto business.

Increases and decreases are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The tables on the following pages present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling arrangement.

The tables include unaudited information about incurred and paid claims development (a) for the years ended December 31, 2012 through 2015 for the Private Passenger Auto, Primero Non-Standard Auto, Home and Farm, and Crop segments, (b) through 2017 for the Direct Auto Non-Standard Auto information, and (c) through 2019 for the Westminster Commercial information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$26,962	$24,787	$24,323	$24,098	$24,133	$23,298	$23,621	$23,651	$22,523	$22,570	$5	9,727
2013	—	29,079	27,840	27,363	27,334	26,014	26,138	26,105	26,077	26,096	11	10,826
2014	—	—	32,548	31,349	30,427	29,099	29,144	29,298	29,479	29,423	16	11,745
2015	—	—	—	32,438	31,532	30,461	30,503	30,679	30,455	30,379	24	11,688
2016	—	—	—	—	40,227	39,260	39,057	39,314	38,535	38,416	93	14,325
2017	—	—	—	—	—	40,779	40,199	40,120	40,427	40,488	159	13,753
2018	—	—	—	—	—	—	44,925	43,428	43,641	43,575	353	14,675
2019	—	—	—	—	—	—	—	53,769	53,328	53,364	881	16,540
2020	—	—	—	—	—	—	—	—	46,247	48,519	1,546	13,541
2021	—	—	—	—	—	—	—	—	—	57,316	3,819	14,064
									Total	$390,146

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021
2012	$18,681	$21,434	$21,888	$22,640	$22,726	$23,073	$23,271	$23,324	$22,490	$22,555
2013	—	20,077	23,576	24,765	24,918	25,718	25,843	26,035	26,019	26,073
2014	—	—	22,744	25,727	27,076	27,443	28,281	28,765	29,239	29,407
2015	—	—	—	23,401	27,171	28,933	29,598	29,795	30,120	30,355
2016	—	—	—	—	29,009	35,845	37,307	38,108	37,833	38,173
2017	—	—	—	—	—	31,033	37,050	38,331	39,738	40,111
2018	—	—	—	—	—	—	34,358	40,213	41,479	42,820
2019	—	—	—	—	—	—	—	42,414	48,414	50,370
2020	—	—	—	—	—	—	—	—	35,495	42,585
2021	—	—	—	—	—	—	—	—	—	42,326
									Total	$364,775
		All outstanding liabilities prior to 2012, net of reinsurance								18
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$25,389

(1) Prior years unaudited

Non-Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$8,749	$8,491	$8,369	$8,361	$8,302	$8,312	$8,324	$8,324	$8,323	$8,324	$—	2,048
2013	—	11,063	10,823	10,800	10,804	10,843	10,833	10,828	10,844	10,844	—	2,617
2014	—	—	7,297	7,619	7,591	7,577	7,612	7,625	7,606	7,606	—	1,838
2015	—	—	—	9,727	9,806	9,655	9,691	9,641	9,622	9,623	—	1,793
2016	—	—	—	—	9,967	10,048	10,054	10,033	10,008	9,976	—	1,740
2017	—	—	—	—	—	8,722	8,654	8,556	8,541	8,543	9	1,460
2018	—	—	—	—	—	—	10,445	11,804	11,763	11,766	12	1,794
2019	—	—	—	—	—	—	—	12,264	11,391	11,236	58	1,502
2020	—	—	—	—	—	—	—	—	9,018	8,824	129	950
2021	—	—	—	—	—	—	—	—	—	10,073	1,006	933
									Total	$96,815

(1) Prior years unaudited

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021
2012	$4,377	$7,522	$7,983	$8,276	$8,302	$8,312	$8,324	$8,324	$8,323	$8,324
2013	—	6,320	9,675	10,508	10,717	10,805	10,815	10,818	10,844	10,844
2014	—	—	3,733	6,707	7,423	7,521	7,579	7,605	7,606	7,606
2015	—	—	—	5,335	8,685	9,479	9,557	9,620	9,622	9,623
2016	—	—	—	—	5,409	8,882	9,790	9,912	9,974	9,976
2017	—	—	—	—	—	4,348	7,660	8,204	8,460	8,506
2018	—	—	—	—	—	—	5,492	10,536	11,616	11,730
2019	—	—	—	—	—	—	—	6,309	10,007	10,971
2020	—	—	—	—	—	—	—	—	4,111	7,645
2021	—	—	—	—	—	—	—	—	—	4,869
									Total	$90,094
		All outstanding liabilities prior to 2012, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$6,721

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$7,164	$4,159	$3,927	$3,916	$4,215	$4,643	$4,909	$4,930	$5,009	$4,998	$12	3,357
2013	—	10,596	6,020	5,869	5,261	5,278	5,160	5,049	5,131	5,106	22	3,373
2014	—	—	14,010	9,068	6,224	8,381	6,745	6,476	6,672	6,524	34	4,776
2015	—	—	—	17,917	14,498	13,043	10,538	10,704	10,945	10,576	92	9,057
2016	—	—	—	—	20,547	14,660	13,552	13,956	12,876	12,291	(638)	11,137
2017	—	—	—	—	—	23,376	18,621	15,858	14,648	13,678	28	11,720
2018	—	—	—	—	—	—	25,791	22,662	21,980	20,541	(282)	14,917
2019	—	—	—	—	—	—	—	24,932	25,473	24,574	395	10,918
2020	—	—	—	—	—	—	—	—	24,036	22,919	(2,387)	13,623
2021	—	—	—	—	—	—	—	—	—	30,579	(4,381)	14,784
									Total	$151,786

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021
2012	$1,696	$2,421	$3,041	$3,587	$4,081	$4,503	$4,671	$4,730	$4,915	$4,946
2013	—	1,944	3,123	3,796	4,291	4,602	4,808	4,890	4,960	5,000
2014	—	—	2,201	3,573	4,452	5,369	5,781	6,151	6,327	6,364
2015	—	—	—	2,967	5,202	7,057	8,327	9,560	10,057	10,176
2016	—	—	—	—	3,526	6,272	8,559	10,603	11,058	11,519
2017	—	—	—	—	—	4,385	6,981	10,034	11,366	12,098
2018	—	—	—	—	—	—	6,034	12,285	15,204	16,759
2019	—	—	—	—	—	—	—	10,203	16,214	18,982
2020	—	—	—	—	—	—	—	—	9,964	15,401
2021	—	—	—	—	—	—	—	—	—	13,767
									Total	$115,012
		All outstanding liabilities prior to 2012, net of reinsurance								20
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$36,794

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$25,179	$24,439	$24,320	$24,091	$24,081	$24,079	$24,088	$24,086	$24,324	$24,325	$—	3,631
2013	—	29,976	29,217	28,531	28,315	28,286	28,315	27,593	27,588	27,595	—	4,189
2014	—	—	36,663	36,001	35,770	35,589	35,684	35,534	35,497	35,503	—	5,243
2015	—	—	—	32,789	31,818	31,297	31,577	31,446	31,612	31,600	3	3,923
2016	—	—	—	—	45,825	44,510	44,945	44,602	44,728	44,745	45	6,348
2017	—	—	—	—	—	42,110	41,593	41,886	41,779	41,804	109	4,943
2018	—	—	—	—	—	—	42,515	43,846	43,747	43,682	107	4,580
2019	—	—	—	—	—	—	—	45,438	45,828	45,471	375	5,483
2020	—	—	—	—	—	—	—	—	36,264	35,668	674	4,070
2021	—	—	—	—	—	—	—	—	—	53,079	4,413	4,837
									Total	$383,472

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021
2012	$21,761	$23,863	$24,029	$24,168	$24,075	$24,076	$24,087	$24,086	$24,324	$24,325
2013	—	23,354	26,934	27,183	27,221	27,456	27,495	27,560	27,583	27,590
2014	—	—	32,207	35,199	35,219	35,371	35,481	35,482	35,485	35,503
2015	—	—	—	27,204	30,164	30,350	30,573	31,383	31,597	31,597
2016	—	—	—	—	37,656	44,942	44,270	44,530	44,583	44,650
2017	—	—	—	—	—	34,657	38,928	40,442	40,941	41,414
2018	—	—	—	—	—	—	37,881	42,814	43,178	43,549
2019	—	—	—	—	—	—	—	38,709	43,253	44,119
2020	—	—	—	—	—	—	—	—	29,274	33,988
2021	—	—	—	—	—	—	—	—	—	41,043
									Total	$367,778
		All outstanding liabilities prior to 2012, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$15,694

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$13,546	$13,676	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$—	2,137
2013	—	40,976	39,665	39,665	39,665	39,665	39,665	39,665	39,665	39,665	—	2,097
2014	—	—	22,686	20,333	20,333	20,333	20,333	20,333	20,333	20,333	—	2,268
2015	—	—	—	13,813	13,849	13,849	13,849	13,849	13,849	13,849	—	2,427
2016	—	—	—	—	20,209	19,582	19,487	19,487	19,487	19,487	—	2,806
2017	—	—	—	—	—	33,733	34,181	34,181	34,181	34,181	—	2,968
2018	—	—	—	—	—	—	12,506	11,730	11,730	11,730	—	2,147
2019	—	—	—	—	—	—	—	33,913	37,629	37,629	—	3,101
2020	—	—	—	—	—	—	—	—	28,688	28,759	—	2,442
2021	—	—	—	—	—	—	—	—	—	28,574	314	2,620
									Total	$247,880

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021
2012	$13,078	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673	$13,673
2013	—	35,511	39,665	39,665	39,665	39,665	39,665	39,665	39,665	39,665
2014	—	—	17,788	20,333	20,333	20,333	20,333	20,333	20,333	20,333
2015	—	—	—	12,866	13,849	13,849	13,849	13,849	13,849	13,849
2016	—	—	—	—	16,444	19,487	19,487	19,487	19,487	19,487
2017	—	—	—	—	—	32,767	34,181	34,181	34,181	34,181
2018	—	—	—	—	—	—	10,764	11,730	11,730	11,730
2019	—	—	—	—	—	—	—	26,332	37,629	37,629
2020	—	—	—	—	—	—	—	—	28,038	28,759
2021	—	—	—	—	—	—	—	—	—	29,525
									Total	$248,831
		All outstanding liabilities prior to 2012, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$(951)

(1) Prior years unaudited

Commercial (Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$2,795	$2,492	$2,539	$2,583	$2,666	$2,680	$2,680	$2,680	$2,680	$2,680	$—	133
2013	—	2,214	1,982	2,000	1,935	2,058	2,053	2,037	2,036	2,036	—	138
2014	—	—	4,385	4,274	4,286	4,428	4,450	4,443	4,445	4,443	—	272
2015	—	—	—	3,082	3,258	4,019	4,218	4,293	4,238	4,294	7	278
2016	—	—	—	—	4,661	5,719	6,200	6,091	6,248	6,354	16	264
2017	—	—	—	—	—	5,552	6,249	6,838	7,347	7,905	249	320
2018	—	—	—	—	—	—	10,358	11,177	12,414	12,769	378	479
2019	—	—	—	—	—	—	—	11,658	13,051	14,564	1,659	415
2020	—	—	—	—	—	—	—	—	14,774	14,063	1,944	465
2021	—	—	—	—	—	—	—	—	—	30,911	5,437	520
									Total	$100,019

(1) Prior years unaudited

Commercial (Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021
2012	$1,634	$2,364	$2,442	$2,537	$2,591	$2,680	$2,680	$2,680	$2,680	$2,680
2013	—	1,494	1,727	1,829	1,889	1,949	2,035	2,036	2,036	2,036
2014	—	—	3,330	3,921	4,151	4,269	4,395	4,403	4,410	4,443
2015	—	—	—	2,126	2,794	3,332	3,950	4,206	4,231	4,287
2016	—	—	—	—	3,172	5,289	5,630	5,693	6,112	6,338
2017	—	—	—	—	—	3,573	4,927	5,865	6,576	7,206
2018	—	—	—	—	—	—	6,494	9,472	10,591	11,911
2019	—	—	—	—	—	—	—	6,294	9,925	11,056
2020	—	—	—	—	—	—	—	—	8,146	10,853
2021	—	—	—	—	—	—	—	—	—	16,269
									Total	$77,079
		All outstanding liabilities prior to 2012, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$22,940

(1) Prior years unaudited

Commercial (non-Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2021
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2012	$1,600	$1,125	$1,001	$988	$985	$970	$969	$969	$970	$969	$—	142
2013	—	2,690	2,637	2,566	2,548	2,508	2,511	2,511	2,511	2,511	—	227
2014	—	—	2,180	1,732	1,694	1,675	1,650	1,650	1,650	1,650	—	163
2015	—	—	—	1,695	1,643	1,637	1,582	1,580	1,580	1,580	—	135
2016	—	—	—	—	2,683	2,526	2,515	2,516	2,512	2,512	—	288
2017	—	—	—	—	—	2,530	2,513	2,510	2,497	2,494	—	167
2018	—	—	—	—	—	—	1,652	1,576	1,609	1,555	1	147
2019	—	—	—	—	—	—	—	2,607	2,782	2,777	15	189
2020	—	—	—	—	—	—	—	—	2,293	2,054	29	129
2021	—	—	—	—	—	—	—	—	—	2,726	220	177
									Total	$20,828

(1) Prior years unaudited

Commercial (non-Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021
2012	$776	$932	$985	$969	$969	$970	$969	$969	$970	$969
2013	—	2,520	2,751	2,530	2,504	2,508	2,511	2,511	2,511	2,511
2014	—	—	1,782	1,925	1,563	1,640	1,650	1,650	1,650	1,650
2015	—	—	—	1,274	1,796	1,818	1,580	1,580	1,580	1,580
2016	—	—	—	—	1,822	2,806	2,498	2,512	2,512	2,512
2017	—	—	—	—	—	1,530	2,465	2,497	2,497	2,494
2018	—	—	—	—	—	—	1,049	1,213	1,240	1,554
2019	—	—	—	—	—	—	—	1,917	2,712	2,717
2020	—	—	—	—	—	—	—	—	1,543	1,892
2021	—	—	—	—	—	—	—	—	—	1,687
									Total	$19,566
		All outstanding liabilities prior to 2012, net of reinsurance								—
	Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance									$1,262

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2021
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$26,390
Non-standard auto (Primero)	6,721
Non-standard auto (Direct Auto)	36,794
Home and farm	19,161
Crop	6,002
Commercial (Westminster)	31,662
Commercial (non-Westminster)	1,262
All other	11,670
Total liabilities for unpaid losses and loss adjustment expenses	139,662

Reinsurance recoverables on losses:
Private passenger auto	1,001
Non-standard auto (Primero)	-
Non-standard auto (Direct Auto)	-
Home and farm	3,467
Crop	6,953
Commercial (Westminster)	8,722
Commercial (non-Westminster)	-
All other	1,057
Total reinsurance recoverables on losses	21,200

Net liability for unpaid losses and loss adjustment expenses	$118,462

The following table presents required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	54.4%	20.4%	10.6%	5.9%	4.7%	3.2%	0.8%	—	—	—
Non-Standard Auto (Primero)	78.2%	16.6%	3.8%	0.9%	0.2%	0.2%	0.1%	—	—	—
Non-Standard Auto (Direct Auto)	35.4%	25.1%	16.2%	9.9%	6.1%	2.9%	2.1%	1.5%	0.6%	0.2%
Home and Farm	68.1%	14.5%	9.4%	4.9%	2.4%	0.5%	0.2%	—	—	—
Crop	100.0%	—	—	—	—	—	—	—	—	—
Commercial (Westminster)	70.4%	23.6%	6.0%	—	—	—	—	—	—	—
Commercial (non-Westminster)	87.3%	3.7%	2.6%	3.0%	2.9%	0.5%	—	—	—	—

10.Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020	Estimated Useful Life
Cost:
Land	$1,403	$1,401	indefinite
Building and improvements	14,193	13,912	10 – 43 years
Electronic data processing equipment	1,518	1,271	5 – 7 years
Furniture and fixtures	2,885	2,867	5 – 7 years
Automobiles	1,228	1,275	2 – 3 years
Gross cost	21,227	20,726

Accumulated depreciation	(11,358)	(10,827)
Total property and equipment, net	$9,869	$9,899

Depreciation expense was $694, $709, and $538 during the years ended December 31, 2021, 2020 and 2019, respectively.

11.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	December 31,
	2021	2020
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$265	$483
Distribution network	6,700	745	5,955
Total subject to amortization	7,448	1,010	6,438

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$1,010	$8,338

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$166	$582
Distribution network	6,700	372	6,328
Total subject to amortization	7,448	538	6,910

Not subject to amortization – state insurance licenses	1,900	-	1,900
Total	$9,348	$538	$8,810

Amortization expense was $472, $5,224, and $1,711 during the years ended December 31, 2021, 2020 and 2019, respectively. The VOBA intangible asset of $4,750 acquired in the Westminster transaction was fully amortized during 2020.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of December 31, 2021, the estimated amortization of other intangible assets with finite lives for the next five years in the period ended December 31, 2026, and thereafter is as follows:

Year ending December 31,	Amount
2022	$472
2023	455
2024	422
2025	422
2026	422
Thereafter	4,245
Total other intangible assets with finite lives	$6,438

12.Related Party Transactions

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

For the years ended December 31, 2021 and 2020, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,369, $1,370, and $1,352 during the years ended December 31, 2021, 2020, and 2019 respectively. Royalty amounts payable of $113 and $113 were accrued as a liability to the NDFB at December 31, 2021 and 2020, respectively.

During 2020, Nodak Insurance paid $1,129 of membership dues on behalf of its NDFB members in North Dakota in response to the COVID-19 pandemic.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2021 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend to NI Holdings during the year ended December 31, 2020. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2021 or 2019.

Direct Auto was re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the years ended December 31, 2021, 2020, or 2019.

Westminster was re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the years ended December 31, 2021 or 2020.

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations:

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$4,398	$6,055
Investments	10,610	5,543
Premiums and agents’ balances receivable	5,038	4,738
Deferred policy acquisition costs	499	479
Pooling receivable (1)	-	920
Reinsurance recoverables on losses (2)	10,173	5,646
Accrued investment income	51	27
Deferred income taxes	142	101
Property and equipment	325	337
Other assets	52	49
Total assets	$31,288	$23,895

Liabilities:
Unpaid losses and LAE	$2,937	$2,445
Unearned premiums	2,544	2,381
Notes payable (1)	3,000	3,000
Pooling payable (1)	5,580	-
Reinsurance losses payable (2)	12,754	11,221
Accrued expenses and other liabilities	264	303
Total liabilities	27,079	19,350

Equity:
Non-controlling interest	4,209	4,545
Total equity	4,209	4,545

Total liabilities and equity	$31,288	$23,895

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net premiums earned	$5,992	$5,673	$-
Fee and other income	(11)	(23)	(9)
Net investment income	49	(3)	139
Net capital gain on investments	2	1	3
Total revenues	6,032	5,648	133

Expenses:
Losses and loss adjustment expenses	4,328	3,369	-
Amortization of deferred policy acquisition costs	1,291	1,029	-
Other underwriting and general expenses	470	77	-
Total expenses	6,089	4,475	-

Income (loss) before income taxes	(57)	1,173	133
Income taxes	27	218	34
Net income (loss)	$(84)	$955	$99

13.Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. The Company reported expenses related to the 401(k) plans totaling $722, $651, and $516 during the years ended December 31, 2021, 2020, and 2019, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $697, $900, and $618 during years ended December 31, 2021, 2020, and 2019 respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $914, $308, and $458 during the years ended December 31, 2021, 2020, and 2019, respectively.

In connection with our initial public offering in March 2017, the Company established its ESOP. The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

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

The Company recognized compensation expense of $460, $373, and $405 during the years ended December 31, 2021, 2020, and 2019, respectively, related to the ESOP.

Through December 31, 2021, the Company had released and allocated 121,575 ESOP shares to participants, with a remainder of 118,425 ESOP shares in suspense at December 31, 2021. Using the Company’s year-end market price of $18.91 per share, the fair value of the unearned ESOP shares was $2,239 at December 31, 2021.

14.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the years ended December 31, 2021, 2020, or 2019. This line of credit is scheduled to expire on January 30, 2023.

15.Income Taxes

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

The components of our provision for income tax expense (benefit) were as follows:

	Year Ended December 31,
	2021	2020	2019
Current tax provision
Federal	$3,930	$10,109	$5,116
State	354	725	324
Total current	4,284	10,834	5,440
Deferred tax (benefit) provision	(1,310)	638	1,871
Total provision for income taxes	$2,974	$11,472	$7,311

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Income before income taxes	$11,306	$52,816	$33,811

Expected provision for federal income taxes at 21%	$2,374	$11,091	$7,100

State income taxes, net of federal impact	474	570	224
Tax-exempt interest	(197)	(209)	(235)
Dividends received deduction	(122)	(104)	(89)
Compensation-related expenses	326	130	151
Change in valuation allowance	77	(17)	7
Other	42	11	153
Total provision for income taxes	$2,974	$11,472	$7,311

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets was $1,008, $931, and $594 at December 31, 2021, 2020, and 2019, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Unearned premium	$5,783	$5,013
Unpaid losses and LAE	1,096	792
Net operating loss carryovers	1,224	1,260
Other	1,967	1,538
Total deferred income tax assets	10,070	8,603

Deferred income tax liabilities:
Deferred policy acquisition costs	5,670	5,033
Net unrealized gains on investments	7,382	9,897
Intangibles	1,464	1,451
Other	52	48
Total deferred income tax liabilities	14,568	16,429

Net deferred income tax liability	(4,498)	(7,826)

Valuation allowance	(1,008)	(931)
Deferred income tax liability, net	$(5,506)	$(8,757)

At December 31, 2021 and 2020, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2021, 2020, or 2019.

At December 31, 2021 and 2020, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its federal income tax returns on a stand-alone basis, had net operating loss carryovers of $3,215 and $3,390 at December 31, 2021 and 2020, respectively. The net operating loss carryforward began expiring in 2021 and will continue through 2032 due to limitations on the use of this net operating loss carryforward.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $2,122 and $2,340 of net operating loss carryover at December 31, 2021 and 2020, respectively. This net operating loss carryforward expires in 2023 due to limitations on the use of this net operating loss carryforward.

16.Operating Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023, and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $250, $370, and $316 related to these leases during the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, we have minimum future commitments under non-cancellable leases for the next five years in the period ended December 31, 2026, and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2022	$319
2023	358
2024	320
2025	286
2026	291
Thereafter	775

17.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

18.Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Year Ended December 31,
	2021	2020	2019
Shares outstanding, beginning	21,318,638	22,119,380	22,192,894
Treasury shares repurchased through stock repurchase authorization	(225,205)	(856,499)	(116,034)
Issuance of treasury shares for vesting of stock awards	102,060	31,442	18,205
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, ending	21,219,808	21,318,638	22,119,380

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this new authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

19.Stock-Based Compensation

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

The Plan provides for the grant of nonqualified stock options, incentive stock options, RSUs, stock appreciation rights, dividend equivalents, and PSUs to employees, officers, consultants, advisors, non-employee directors, and independent contractors designated by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Awards made under the Plan are based upon, among other things, a participant’s level of responsibility and performance within the Company.

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

A summary of the Company’s outstanding RSUs is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2019	73,880	$16.87
RSUs granted during 2019	57,100	15.81
RSUs earned during 2019	(34,440)	16.24
Units outstanding and unearned at December 31, 2019	96,540	16.47

RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	15.27

RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	$16.86

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2021	2020	2019
RSU compensation expense	$1,065	$1,035	$792
Income tax benefit	(242)	(217)	(166)
RSU compensation expense, net of income taxes	$823	$818	$626

Total grant-date fair value of vested RSUs at end of period	$1,042	$764	$568

At December 31, 2021, there was $718 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.04 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2019	48,600	$16.25
PSUs granted during 2019 (at target)	62,400	15.21
Units outstanding and unearned at December 31, 2019	111,000	15.27

PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding and unearned at December 31, 2020	174,600	15.15

PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding and unearned at December 31, 2021	190,600	$16.06

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2021	2020	2019
PSU compensation expense	$1,344	$1,262	$822
Income tax benefit	(305)	(265)	(173)
PSU compensation expense, net of income taxes	$1,039	$997	$649

Total grant-date fair value of vested PSUs at end of period	$1,143	$-	$-

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At December 31, 2021, there was $1,125 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.74 years.

20.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2021, 2020, and 2019.

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

	Year Ended December 31, 2021
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$76,749	$58,842	$84,102	$43,541	$65,104	$4,916	$333,254
Assumed premiums earned	-	-	-	2,106	-	5,929	8,035
Ceded premiums earned	(4,216)	(257)	(10,310)	(18,799)	(7,819)	(299)	(41,700)
Net premiums earned	72,533	58,585	73,792	26,848	57,285	10,546	299,589

Direct losses and LAE	61,358	34,453	59,380	79,177	45,621	1,009	280,998
Assumed losses and LAE	-	-	-	617	-	6,282	6,899
Ceded losses and LAE	(1,637)	-	(7,235)	(51,963)	(10,842)	159	(71,518)
Net losses and LAE	59,721	34,453	52,145	27,831	34,779	7,450	216,379

Gross margin	12,812	24,132	21,647	(983)	22,506	3,096	83,210

Underwriting and general expenses	20,516	22,770	22,122	8,212	20,000	2,669	96,289
Underwriting gain (loss)	(7,704)	1,362	(475)	(9,195)	2,506	427	(13,079)

Fee and other income		1,280					1,775
		2,642
Net investment income							7,131
Net capital gain on investments							15,479
Income before income taxes							11,306
Income taxes							2,974
Net income							8,332
Net loss attributable to non-controlling interest							(84)
Net income attributable to NI Holdings, Inc.							$8,416

Operating Ratios:
Loss and LAE ratio	82.3%	58.8%	70.7%	103.7%	60.7%	70.6%	72.2%
Expense ratio	28.3%	38.9%	30.0%	30.6%	34.9%	25.3%	32.1%
Combined ratio	110.6%	97.7%	100.6%	134.2%	95.6%	96.0%	104.4%

Balances at December 31, 2021:
Premiums and agents’ balances receivable	$19,039	$8,143	$8,914	$-	$14,687	$669	$51,452
Deferred policy acquisition costs	4,949	5,978	7,271	-	6,328	421	24,947
Reinsurance recoverables	1,001	-	3,467	6,953	8,722	1,057	21,200
Goodwill and other intangibles	-	2,810	-	-	14,912	-	17,722

Unpaid losses and LAE	26,390	43,515	19,161	6,002	32,924	11,670	139,662
Unearned premiums	28,820	18,679	42,399	-	34,672	3,219	127,789
Payable to Federal Crop Insurance Corporation	-	-	-	4,962	-	-	4,962

	Year Ended December 31, 2020
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$74,998	$53,909	$82,036	$39,893	$45,557	$4,668	$301,061
Assumed premiums earned	-	-	-	1,896	-	4,563	6,459
Ceded premiums earned	(2,989)	(172)	(7,157)	(6,071)	(7,269)	(201)	(23,859)
Net premiums earned	72,009	53,737	74,879	35,718	38,288	9,030	283,661

Direct losses and LAE	45,423	30,347	38,700	36,022	32,620	2,258	185,370
Assumed losses and LAE	-	-	(116)	1,070	-	2,354	3,308
Ceded losses and LAE	88	-	(1,839)	(5,713)	(12,190)	(551)	(20,205)
Net losses and LAE	45,511	30,347	36,745	31,379	20,430	4,061	168,473

Gross margin	26,498	23,390	38,134	4,339	17,858	4,969	115,188

Underwriting and general expenses	19,986	20,739	20,874	4,807	16,358	2,304	85,068
Underwriting gain (loss)	6,512	2,651	17,260	(468)	1,500	2,665	30,120

Fee and other income		1,337					1,801
		3,988
Net investment income							7,271
Net capital gain on investments							13,624
Income before income taxes							52,816
Income taxes							11,472
Net income							41,344
Net income attributable to non-controlling interest							955
Net income attributable to NI Holdings, Inc.							$40,389

Operating Ratios:
Loss and LAE ratio	63.2%	56.5%	49.1%	87.9%	53.4%	45.0%	59.4%
Expense ratio	27.8%	38.6%	27.9%	13.5%	42.7%	25.5%	30.0%
Combined ratio	91.0%	95.1%	76.9%	101.3%	96.1%	70.5%	89.4%

Balances at December 31, 2020:
Premiums and agents’ balances receivable	$18,540	$6,543	$9,072	$-	$13,732	$636	$48,523
Deferred policy acquisition costs	5,461	4,649	7,828	-	5,588	442	23,968
Reinsurance recoverables	412	-	588	121	5,374	2,215	8,710
Receivable from Federal Crop Insurance Corporation	-	-	-	6,646	-	-	6,646
Goodwill and other intangibles	-	2,860	-	-	15,334	-	18,194

Unpaid losses and LAE	20,311	43,336	11,737	771	19,089	10,506	105,750
Unearned premiums	28,293	16,147	41,301	-	30,705	2,917	119,363

	Year Ended December 31, 2019
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$71,297	$57,278	$77,832	$42,277	$4,546	$4,431	$257,661
Assumed premiums earned	-	-	-	2,072	1	3,824	5,897
Ceded premiums earned	(3,314)	(164)	(6,661)	(6,330)	(450)	(201)	(17,120)
Net premiums earned	67,983	57,114	71,171	38,019	4,097	8,054	246,438

Direct losses and LAE	53,022	32,654	47,282	35,148	2,541	3,296	173,943
Assumed losses and LAE	63	-	-	1,582	-	2,387	4,032
Ceded losses and LAE	(389)	-	(1,681)	(4,639)	(52)	(1,504)	(8,265)
Net losses and LAE	52,696	32,654	45,601	32,091	2,489	4,179	169,710

Gross margin	15,287	24,460	25,570	5,928	1,608	3,875	76,728

Underwriting and general expenses	18,886	21,077	20,106	4,396	863	1,930	67,258
Underwriting gain (loss)	(3,599)	3,383	5,464	1,532	745	1,945	9,470

Fee and other income		1,638					2,125
		5,021
Net investment income							7,433
Net capital gain on investments							14,783
Income before income taxes							33,811
Income taxes							7,311
Net income							26,500
Net income attributable to non-controlling interest							99
Net income attributable to NI Holdings, Inc.							$26,401

Operating Ratios:
Loss and LAE ratio	77.5%	57.2%	64.1%	84.4%	60.8%	51.9%	68.9%
Expense ratio	27.8%	36.9%	28.3%	11.6%	21.1%	24.0%	27.3%
Combined ratio	105.3%	94.1%	92.3%	96.0%	81.8%	75.9%	96.2%

Balances at December 31, 2019:
Premiums and agents’ balances receivable	$18,194	$7,876	$9,088	$-	$940	$593	$36,691
Deferred policy acquisition costs	4,108	4,711	5,945	-	315	320	15,399
Reinsurance recoverables	500	-	1,068	998	6	1,473	4,045
Receivable from Federal Crop Insurance Corporation	-	-	-	14,230	-	-	14,230
Goodwill and other intangibles	-	2,912	-	-	-	-	2,912

Unpaid losses and LAE	19,892	43,978	10,503	8,579	1,076	9,222	93,250
Unearned premiums	27,949	16,364	39,945	-	2,334	2,684	89,276

21.Statutory Net Income, Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Nodak Insurance:
Statutory capital and surplus	$221,761	$216,278	$189,836
Statutory unassigned surplus	216,761	211,278	184,836
Statutory net income	5,311	24,529	9,398

American West:
Statutory capital and surplus	18,400	18,368	16,168
Statutory unassigned surplus	12,399	12,367	10,167
Statutory net income (loss)	(54)	2,158	2,232

Primero:
Statutory capital and surplus	10,138	9,818	8,727
Statutory unassigned surplus (deficit)	879	559	(532)
Statutory net income (loss)	127	1,023	(1,256)

Battle Creek:
Statutory capital and surplus	6,821	6,875	6,189
Statutory unassigned surplus	3,821	3,875	3,189
Statutory net income (loss)	(77)	693	133

Direct Auto:
Statutory capital and surplus	37,960	35,819	28,683
Statutory unassigned surplus	34,960	32,819	25,683
Statutory net income	6,451	7,898	7,377

Westminster:
Statutory capital and surplus	24,706	23,592	20,897
Statutory unassigned surplus	19,706	18,592	15,897
Statutory net income	1,723	2,719	225

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to RBC requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2021 and 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

Amounts available for distribution in 2022 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $1,840 from American West and $0 from Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2021, 2020, or 2019.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Board of Directors of Nodak Insurance declared and paid a $6,000 dividend during the year ended December 31, 2020. No dividends were declared or paid in the years ended December 31, 2021 or 2019.

Direct Auto was re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the years ended December 31, 2021, 2020, or 2019.

Westminster was re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the years ended December 31, 2021 or 2020.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.Other Information

On March 7, 2022, the Board of Directors of the Company appointed Seth Daggett as the Company's Principal Accounting Officer. Mr. Daggett will replace Timothy Milius as the Company's Principal Accounting officer. Mr. Daggett will continue to serve as the Company's Chief Financial Officer and Treasurer. Mr. Milius will continue to serve as the Secretary of the Company. Further information about Mr. Daggett may be found in the Company's Proxy Statement and Form 8-K filed on November 13, 2020, as amended on March 4, 2021.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 12, 2022 relating to our Annual Meeting of Shareholders that we will hold on May 24, 2022 (our “Proxy Statement”).

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

4.2Description of Securities Registered Under Section 12 of the Exchange Act (8)

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

10.10#NI Holdings, Inc. Employee Stock Ownership Plan (1)

10.11Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)

10.12Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (7)

10.13NI Holdings, Inc. 2020 Stock and Incentive Plan (7)

10.14*Form of Time-Based Restricted Stock Unit Agreement for Executives

10.15*Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement

21.1*Subsidiaries of NI Holdings, Inc.

23.1*Consent of Mazars USA LLP, Fort Washington, PA, PCAOB 339

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

(4)Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 2, 2020, and incorporated herein by reference.

(5)Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on September 18, 2017, and incorporated herein by reference.

(6)Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on April 22, 2020, and incorporated herein by reference.

(7)Filed as an Exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020, and incorporated herein by reference.

(8)Filed as an Exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 10, 2021, and incorporated herein by reference.

Item 16.Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

Condensed Balance Sheets
	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$8,743	$8,838
Fixed income securities, at fair value	11,247	20,979
Equity securities, at fair value	8,912	9,646
Total cash and investments	28,902	39,463

Income tax recoverable	423	1,036
Accrued investment income	94	134
Investment in wholly-owned subsidiaries	327,340	324,305
Deferred income taxes	861	529
Total assets	$357,620	$365,467

Liabilities:
Westminster consideration payable	$13,020	$19,287
Accrued expenses and other liabilities	1,396	1,853
Total liabilities	14,416	21,140
Commitments and contingencies	-	-

Shareholders’ equity	343,204	344,327
Total liabilities and equity	$357,620	$365,467

Condensed Statements of Operations
	Year Ended December 31,
	2021	2020	2019
Revenues:
Fee and other income	$-	$(31)	$2
Net investment income	396	717	1,342
Net capital gain on investments	2,119	425	3,067
Total revenues	2,515	1,111	4,411

Expenses:
Other underwriting and general expenses	4,543	5,711	3,383
Total expenses	4,543	5,711	3,383

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(2,028)	(4,600)	1,028
Income tax (benefit) expense	(156)	(1,190)	163
Income (loss) before equity in undistributed net income of subsidiaries	(1,872)	(3,410)	865
Equity in undistributed net income of subsidiaries	10,288	43,799	25,536
Net income attributable to NI Holdings, Inc.	$8,416	$40,389	$26,401

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2021	2020	2019
Net income attributable to NI Holdings, Inc.	$8,416	$40,389	$26,401
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	(346)	127	846
Unrealized gain (loss) attributed to subsidiaries	(7,257)	7,101	6,574
Other comprehensive income (loss), net of income taxes	(7,603)	7,228	7,420
Comprehensive income	$813	$47,617	$33,821

Condensed Statements of Cash Flows
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income attributable to NI Holdings, Inc.	$8,416	$40,389	$26,401
Adjustments:
Equity in undistributed net income of subsidiaries	(10,288)	(43,799)	(25,536)
Other	1,159	1,395	(1,079)
Net adjustments	(9,129)	(42,404)	(26,615)
Net cash flows from operating activities	(713)	(2,015)	(214)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	10,103	16,238	26,612
Proceeds from sales of equity securities	7,306	4,174	9,672
Purchases of fixed income securities	(808)	(1,550)	(12,918)
Purchases of equity securities	(4,512)	(4,139)	(4,618)
Acquisition of Westminster American Insurance Company	—	(20,000)	—
Net cash flows from investing activities	12,089	(5,277)	18,748

Cash flows from financing activities:
Dividend from subsidiaries	—	6,000	—
Purchase of treasury stock	(4,316)	(12,234)	(2,006)
Installment payment on Westminster consideration payable	(6,667)	—	—
Issuance of restricted stock awards	(488)	(31)	(19)
Net cash flows from financing activities	(11,471)	(6,265)	(2,025)

Net (decrease) increase in cash and cash equivalents	(95)	(13,557)	16,509

Cash and cash equivalents at beginning of period	8,838	22,395	5,886

Cash and cash equivalents at end of period	$8,743	$8,838	$22,395

Note A – Basis of presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s Consolidated Financial Statements.

Note B – Dividends from subsidiaries

The Company received a cash dividend of $6,000 from Nodak Insurance during the year ended December 31, 2020. No dividends from its subsidiaries were received during the years ended December 31, 2021 or 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 9, 2022
Michael J. Alexander

/s/ Seth C. Daggett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2022
Seth C. Daggett

/s/ Eric K. Aasmundstad	Director	March 9, 2022
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 9, 2022
William R. Devlin

/s/ Duaine C. Espegard	Director	March 9, 2022
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 9, 2022
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 9, 2022
Stephen V. Marlow

/s/ Jeffrey R. Missling	Director	March 9, 2022
Jeffrey R. Missling