Form 10-Q
period 2022-03-31
NI Holdings, Inc.
filed 2022-05-06
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s common stock outstanding on April 30, 2022 was 21,235,174. No preferred shares are issued or outstanding.

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

•

“Westminster” refers to Westminster American Insurance Company. On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of NI Holdings. Westminster is a property and casualty insurance company specializing in commercial multi-peril insurance in the Mid-Atlantic states; and

•

“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in the Part I, Item 1A., “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2021 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and cash equivalents	$53,942	$70,623
Fixed income securities, at fair value	353,083	364,651
Equity securities, at fair value	74,678	77,690
Other investments	2,005	2,005
Total cash and investments	483,708	514,969

Premiums and agents' balances receivable	54,880	51,452
Deferred policy acquisition costs	26,272	24,947
Reinsurance premiums receivable	663	-
Reinsurance recoverables on losses	19,362	21,200
Income tax recoverable	-	364
Accrued investment income	2,357	2,524
Property and equipment	9,806	9,869
Deferred income taxes	613	-
Goodwill and other intangibles	17,604	17,722
Other assets	8,858	8,735
Total assets	$624,123	$651,782

Liabilities:
Unpaid losses and loss adjustment expenses	$133,694	$139,662
Unearned premiums	130,275	127,789
Reinsurance premiums payable	-	326
Income tax payable	1,563	-
Deferred income taxes	-	5,506
Payable to Federal Crop Insurance Corporation	7,059	4,962
Westminster consideration payable	6,454	13,020
Accrued expenses and other liabilities	12,800	13,104
Total liabilities	291,845	304,369

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2022 – 21,255,640 shares; 2021 – 21,219,808 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares; no shares; issued or outstanding	-	-
Additional paid-in capital	96,517	98,166
Unearned employee stock ownership plan shares	(1,184)	(1,184)
Retained earnings	269,142	267,207
Accumulated other comprehensive income (loss), net of income taxes	(10,402)	5,237
Treasury stock, at cost, 2022 – 1,625,935 shares, 2021 – 1,661,767 shares	(25,825)	(26,452)
Non-controlling interest	3,800	4,209
Total shareholders’ equity	332,278	347,413

Total liabilities and shareholders’ equity	$624,123	$651,782

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Net premiums earned	$69,587	$63,135
Fee and other income	428	317
Net investment income	1,653	1,536
Net investment gains (losses)	(5,528)	5,811
Total revenues	66,140	70,799

Expenses:
Losses and loss adjustment expenses	40,129	36,889
Amortization of deferred policy acquisition costs	15,623	13,587
Other underwriting and general expenses	7,781	7,651
Total expenses	63,533	58,127

Income before income taxes	2,607	12,672
Income tax expense	568	2,890
Net income	2,039	9,782
Net income attributable to non-controlling interest	130	113
Net income attributable to NI Holdings, Inc.	$1,909	$9,669

Earnings per common share:
Basic	$0.09	$0.45
Diluted	$0.09	$0.45

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,372,753	21,462,641
Plus: Dilutive securities	239,161	236,358
Weighted average common shares used in diluted per common share calculations	21,611,914	21,698,999

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income	$1,909	$130	$2,039	$9,669	$113	$9,782

Other comprehensive loss, before income taxes:
Holding losses on investments	(20,197)	(697)	(20,894)	(6,763)	(293)	(7,056)
Reclassification adjustment for net realized loss included in net income	(43)	-	(43)	(101)	-	(101)
Other comprehensive loss, before income taxes	(20,240)	(697)	(20,937)	(6,864)	(293)	(7,157)
Income tax benefit related to items of other comprehensive income	4,601	158	4,759	1,441	62	1,503
Other comprehensive loss, net of income taxes	(15,639)	(539)	(16,178)	(5,423)	(231)	(5,654)

Comprehensive income (loss)	$(13,730)	$(409)	$(14,139)	$4,246	$(118)	$4,128

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, Beginning of Period	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net income	-	-	-	1,909	-	-	130	2,039
Other comprehensive loss, net of income taxes	-	-	-	-	(15,639)	-	(539)	(16,178)
Purchase of treasury stock	-	-	-	-	-	(997)	-	(997)
Share-based compensation	-	565	-	-	-	-	-	565
Issuance of vested award shares	-	(2,214)	-	26	-	1,624	-	(564)
Balance, End of Period	$230	$96,517	$(1,184)	$269,142	$(10,402)	$(25,825)	$3,800	$332,278

Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, Beginning of Period	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income	-	-	-	9,669	-	-	113	9,782
Other comprehensive loss, net of income taxes	-	-	-	-	(5,423)	-	(231)	(5,654)
Purchase of treasury stock	-	-	-	-	-	(596)	-	(596)
Share-based compensation	-	672	-	-	-	-	-	672
Issuance of vested award shares	-	(2,072)	-	34	-	1,552	-	(486)
Balance, End of Period	$230	$96,511	$(1,427)	$268,444	$7,417	$(23,012)	$4,427	$352,590

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,039	$9,782
Adjustments to reconcile net income to net cash flows from operating activities:
Net investment (gains) losses	5,528	(5,811)
Deferred income tax expense (benefit)	(1,360)	597
Depreciation of property and equipment	168	170
Amortization of intangibles	118	118
Share-based compensation	565	672
Amortization of deferred policy acquisition costs	15,623	13,587
Deferral of policy acquisition costs	(16,948)	(16,194)
Net amortization of premiums and discounts on investments	470	482
(Gain) loss on sale of property and equipment	(160)	4
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(3,428)	(802)
Reinsurance premiums receivable / payable	(989)	793
Reinsurance recoverables on losses	1,838	(560)
Accrued investment income	167	(140)
Federal Crop Insurance Corporation receivable / payable	2,097	1,464
Income tax recoverable / payables	1,927	1,163
Other assets	(123)	(302)
Unpaid losses and loss adjustment expenses	(5,968)	5,772
Unearned premiums	2,486	4,095
Accrued expenses and other liabilities	(201)	(4,096)
Net cash flows from operating activities	3,849	10,794

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	14,966	13,079
Proceeds from sales of equity securities	4,383	8,246
Purchases of fixed income securities	(24,761)	(61,536)
Purchases of equity securities	(6,943)	(11,946)
Purchases of property and equipment	(571)	(117)
Proceeds from sale of other investments and other	624	835
Net cash flows from investing activities	(12,302)	(51,439)

Cash flows from financing activities:
Purchases of treasury stock	(997)	(596)
Installment payment on Westminster consideration payable	(6,667)	(6,667)
Issuance of restricted stock awards	(564)	(486)
Net cash flows from financing activities	(8,228)	(7,749)

Net decrease in cash and cash equivalents	(16,681)	(48,394)

Cash and cash equivalents at beginning of period	70,623	101,077

Cash and cash equivalents at end of period	$53,942	$52,683

Federal and state income taxes paid	$-	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

1.Organization

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the conversion of Nodak Mutual Insurance Company from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was consummated on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

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

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020 via a stock purchase agreement.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”).

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

2.Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2021 Annual Report.

The Consolidated Balance Sheet at December 31, 2021, has been derived from the Audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of the interim Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Consolidated Financial Statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2021 Annual Report were consistently applied to the Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), we have elected to use the extended transition period for complying with any new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. The following discussion includes effective dates for both public business entities and EGCs, as well as whether specific guidance may be adopted early.

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new leases guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2018 for public business entities. For private companies and EGCs, this guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liability on its Consolidated Balance Sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also requires financial institutions and other organizations to use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied prior to adoption of this standard are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. Organizations are to continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and EGCs that did not relinquish private company relief. For all other entities, this guidance will be effective for annual reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes. The amended guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, for public business entities. For private companies and EGCs, the amended guidance will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

3.Investments

The amortized cost and estimated fair value of fixed income securities as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,017	$212	$(360)	$12,869
Obligations of states and political subdivisions	68,773	305	(2,648)	66,430
Corporate securities	150,071	742	(6,486)	144,327
Residential mortgage-backed securities	45,967	92	(2,279)	43,780
Commercial mortgage-backed securities	35,319	115	(1,760)	33,674
Asset-backed securities	49,910	17	(1,882)	48,045
Redeemable preferred stocks	4,253	-	(295)	3,958
Total fixed income securities	$367,310	$1,483	$(15,710)	$353,083

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,118	$467	$(87)	$13,498
Obligations of states and political subdivisions	84,668	2,979	(353)	87,294
Corporate securities	144,476	4,214	(1,069)	147,621
Residential mortgage-backed securities	26,190	266	(300)	26,156
Commercial mortgage-backed securities	32,878	815	(161)	33,532
Asset-backed securities	52,604	131	(313)	52,422
Redeemable preferred stocks	4,008	136	(16)	4,128
Total fixed income securities	$357,942	$9,008	$(2,299)	$364,651

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	March 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$18,024	$18,117
After one year through five years	90,659	89,417
After five years through ten years	77,896	73,920
After ten years	45,282	42,172
Mortgage / asset-backed securities	131,196	125,499
Redeemable preferred stocks	4,253	3,958
Total fixed income securities	$367,310	$353,083

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,457	$14,586
After one year through five years	82,429	84,760
After five years through ten years	82,270	84,173
After ten years	63,106	64,894
Mortgage / asset-backed securities	111,672	112,110
Redeemable preferred stocks	4,008	4,128
Total fixed income securities	$357,942	$364,651

Fixed income securities with a fair value of $7,527 at March 31, 2022 and $7,977 at December 31, 2021, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	March 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$4,969	$(110)	$2,436	$(250)	$7,405	$(360)
Obligations of states and political subdivisions	43,281	(2,456)	1,601	(192)	44,882	(2,648)
Corporate securities	76,700	(4,673)	16,766	(1,813)	93,466	(6,486)
Residential mortgage-backed securities	33,527	(1,798)	4,882	(481)	38,409	(2,279)
Commercial mortgage-backed securities	25,160	(1,721)	844	(39)	26,004	(1,760)
Asset-backed securities	40,922	(1,819)	2,366	(63)	43,288	(1,882)
Redeemable preferred stocks	3,712	(295)	-	-	3,712	(295)
Total fixed income securities	$228,271	$(12,872)	$28,895	$(2,838)	$257,166	$(15,710)

	December 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,125	$(87)	$-	$-	$3,125	$(87)
Obligations of states and political subdivisions	19,769	(350)	222	(3)	19,991	(353)
Corporate securities	46,816	(1,015)	1,895	(54)	48,711	(1,069)
Residential mortgage-backed securities	17,407	(261)	1,434	(39)	18,841	(300)
Commercial mortgage-backed securities	11,287	(160)	216	(1)	11,503	(161)
Asset-backed securities	28,797	(308)	995	(5)	29,792	(313)
Redeemable preferred stocks	1,493	(16)	-	-	1,493	(16)
Total fixed income securities	$128,694	$(2,197)	$4,762	$(102)	$133,456	$(2,299)

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss). The Company did not record any other-than-temporary impairments during the three-month period ending March 31, 2022 or the year ended December 31, 2021.

In conjunction with our third-party investment advisors, we analyzed the credit ratings of the securities as well as the historical monthly amortized cost to fair value ratio of securities in an unrealized loss position. This analysis yielded no fixed income securities which had fair values less than 80% of amortized cost for the preceding 12-month period.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended March 31,
	2022	2021
Fixed income securities	$2,161	$2,011
Equity securities	329	265
Real estate	166	156
Cash and cash equivalents	2	1
Total gross investment income	2,658	2,433
Investment expenses	1,005	897
Net investment income	$1,653	$1,536

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2022	2021
Gross realized gains:
Fixed income securities	$46	$110
Equity securities	1,073	3,915
Total gross realized gains	1,119	4,025

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(3)	(9)
Equity securities	(178)	(114)
Total gross realized losses, excluding other-than-temporary impairment losses	(181)	(123)

Net realized gains	938	3,902

Change in net unrealized gains on equity securities	(6,466)	1,909
Net investment gains (losses)	$(5,528)	$5,811

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

4.Fair Value Measurements

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of the Company or other third-parties, are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which could have been realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This independent pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The independent pricing service did not use broker quotes in determining any fair values of the Company’s investments at March 31, 2022 or December 31, 2021.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The fair value estimates of the Company’s investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the pricing service for the three-month period ended March 31, 2022, or the year ended December 31, 2021. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at March 31, 2022 or December 31, 2021.

The following tables set forth our assets which are measured at fair value on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2022
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$12,869	$-	$12,869	$-
Obligations of states and political subdivisions	66,430	-	66,430	-
Corporate securities	144,327	-	144,327	-
Residential mortgage-backed securities	43,780	-	43,780	-
Commercial mortgage-backed securities	33,674	-	33,674	-
Asset-backed securities	48,045	-	48,045	-
Redeemable preferred stock	3,958	-	3,958	-
Total fixed income securities	353,083	-	353,083	-

Equity securities:
Common stock	72,576	72,576	-	-
Non-redeemable preferred stock	2,102	2,102	-	-
Total equity securities	74,678	74,678	-	-

Cash equivalents	39,347	39,347	-	-
Total assets at fair value	$467,108	$114,025	$353,083	$-

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	December 31, 2021
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$13,498	$-	$13,498	$-
Obligations of states and political subdivisions	87,294	-	87,294	-
Corporate securities	147,621	-	147,621	-
Residential mortgage-backed securities	26,156	-	26,156	-
Commercial mortgage-backed securities	33,532	-	33,532	-
Asset-backed securities	52,422	-	52,422	-
Redeemable preferred stock	4,128	-	4,128	-
Total fixed income securities	364,651	-	364,651	-

Equity securities:
Common Stock	75,143	75,143	-	-
Non-redeemable preferred stock	2,547	2,547	-	-
Total equity securities	77,690	77,690	-	-

Cash equivalents	45,741	45,741	-	-
Total assets at fair value	$488,082	$123,431	$364,651	$-

There were no liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

5.Reinsurance

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

During the three-month period ended March 31, 2022, the Company retained the first $15,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $125,000 in excess of its $15,000 retained risk.

During the year ended December 31, 2021, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $117,000 in excess of its $10,000 retained risk. The Company experienced one catastrophe event during second quarter of 2021 in excess of the retention level.

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

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2022
	Premiums Written	Premiums Earned
Direct premium	$75,533	$73,399
Assumed premium	1,861	1,861
Ceded premium	(5,660)	(5,673)
Net premiums	$71,734	$69,587

	Three Months Ended March 31, 2021
	Premiums Written	Premiums Earned
Direct premium	$72,420	$68,743
Assumed premium	1,450	1,448
Ceded premium	(7,114)	(7,056)
Net premiums	$66,756	$63,135

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2022	2021
Direct losses and loss adjustment expenses	$45,495	$37,578
Assumed losses and loss adjustment expenses	10	948
Ceded losses and loss adjustment expenses	(5,376)	(1,637)
Net losses and loss adjustment expenses	$40,129	$36,889

If 100% of our ceded reinsurance was cancelled as of March 31, 2022 or December 31, 2021, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

6.Deferred Policy Acquisition Costs

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

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$24,947	$23,968
Deferral of policy acquisition costs	16,948	16,194
Amortization of deferred policy acquisition costs	(15,623)	(13,587)
Balance, end of period	$26,272	$26,575

7.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period:
Liability for unpaid losses and loss adjustment expenses	$139,662	$105,750
Reinsurance recoverables on losses	21,200	8,710
Net balance at beginning of period	118,462	97,040

Incurred related to:
Current year	42,116	34,366
Prior years	(1,987)	2,523
Total incurred	40,129	36,889

Paid related to:
Current year	13,512	13,415
Prior years	30,747	18,262
Total paid	44,259	31,677

Balance at end of period:
Liability for unpaid losses and loss adjustment expenses	133,694	111,522
Reinsurance recoverables on losses	19,362	9,270
Net balance at end of period	$114,332	$102,252

During the three months ended March 31, 2022, the Company’s reported incurred losses and loss adjustment expenses included $1,987 of net favorable development on prior accident years, primarily attributable to Battle Creek. During the three months ended March 31, 2021, the Company’s incurred reported losses and loss adjustment expenses included $2,523 of net unfavorable development on prior accident years, primarily attributable to Nodak Insurance, Westminster, and Direct Auto.

Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

8.Property and Equipment

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	13,910	14,193	10-40 years
Electronic data processing equipment	1,518	1,518	5-7 years
Furniture and fixtures	2,885	2,885	5-7 years
Automobiles	1,247	1,228	2-3 years
Gross cost	20,963	21,227

Accumulated depreciation	(11,157)	(11,358)
Total property and equipment, net	$9,806	$9,869

Depreciation expense was $168 and $170 for the three months ended March 31, 2022 and 2021, respectively.

9.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	March 31, 2022	December 31, 2021
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$290	$458
Distribution network	6,700	838	5,862
Total subject to amortization	7,448	1,128	6,320
Not subject to amortization:
State insurance licenses	1,900	-	1,900
Total	$9,348	$1,128	$8,220

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$265	$483
Distribution network	6,700	745	5,955
Total subject to amortization	7,448	1,010	6,438
Not subject to amortization:
State insurance license	1,900	-	1,900
Total	$9,348	$1,010	$8,338

Amortization expense was $118 and $118 for the three months ended March 31, 2022 and 2021, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of March 31, 2022, the estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year ending December 31,	Amount
Nine months ending December 31, 2022	$354
2023	455
2024	422
2025	422
2026	422
Thereafter	4,245
Total other intangible assets with finite lives	$6,320

10.Related Party Transactions

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

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the three months ended March 31, 2022 and the year ended December 31, 2021, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

North Dakota Farm Bureau

We were organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $339 and $337 during the three months ended March 31, 2022 and 2021, respectively. Royalty amounts payable of $128 and $125 were accrued as a liability to the NDFB at March 31, 2022 and December 31, 2021, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2022 or the year ended December 31, 2021.

Direct Auto was re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2022 or the year ended December 31, 2021.

Westminster was re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the three months ended March 31, 2022 or the year ended December 31, 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$6,050	$4,398
Investments	11,452	10,610
Premiums and agents’ balances receivable	5,065	5,038
Deferred policy acquisition costs	525	499
Reinsurance recoverables on losses (2)	8,095	10,173
Accrued investment income	57	51
Property and equipment	322	325
Deferred income taxes	262	142
Other assets	53	52
Total assets	$31,881	$31,288

Liabilities:
Unpaid losses and loss adjustment expenses	$2,865	$2,937
Unearned premiums	2,587	2,544
Notes payable (1)	3,000	3,000
Pooling payable (1)	8,358	5,580
Reinsurance losses payable (2)	10,951	12,754
Accrued expenses and other liabilities	320	264
Total liabilities	28,081	27,079

Equity:
Non-controlling interest	3,800	4,209
Total equity	3,800	4,209

Total liabilities and equity	$31,881	$31,288

(1)	Amount fully eliminated in consolidation.
(2)	Amount partially eliminated in consolidation.

	Three Months Ended March 31,
	2022	2021
Revenues:
Net premiums earned	$1,392	$1,263
Fee and other expenses	(5)	(3)
Net investment income	13	8
Total revenues	1,400	1,268

Expenses:
Losses and loss adjustment expenses	803	738
Amortization of deferred policy acquisition costs	312	272
Other underwriting and general expenses	117	116
Total expenses	1,232	1,126

Income before income taxes	168	142
Income tax expense	38	29
Net income	$130	$113

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

11.Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. The Company reported expenses related to the 401(k) plans totaling $190 and $269 during the three months ended March 31, 2022 and 2021, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $148 and $172 during the three months ended March 31, 2022 and 2021, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $104 and $418 during the three months ended March 31, 2022 and 2021, respectively.

In connection with our initial public offering (“IPO”) in March 2017, the Company established an Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

Upon establishment of the plan, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan was for a period of ten years, bearing interest at the long-term Applicable Federal Rate effective on the closing date of the offering (2.79% annually). The ESOP Trust used the proceeds of the loan to purchase shares in our IPO, which resulted in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The Company recognized compensation expense of $109 and $109 during the three months ended March 31, 2022 and 2021, respectively, related to the ESOP.

Through March 31, 2022 and December 31, 2021, the Company had released and allocated 121,575 ESOP shares to participants, with a remainder of 118,425 ESOP shares in suspense at March 31, 2022 and December 31, 2021. Using the Company’s quarter-end market price of $16.96 per share, the fair value of the unearned ESOP shares was $2,008 at March 31, 2022.

12.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the three months ended March 31, 2022, or the year ended December 31, 2021. This line of credit is scheduled to expire on May 31, 2023.

13.Income Taxes

At March 31, 2022 and December 31, 2021, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three-month periods ended March 31, 2022 or 2021.

At March 31, 2022 and December 31, 2021, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryforwards of $3,215 at December 31, 2021. These net operating loss carryforwards began expiring in 2021 and will continue through 2032 due to limitations on their use.

Westminster had a $2,122 net operating loss carryforward at December 31, 2021. This net operating loss carryforward expires in 2023 due to limitations on its use.

As of March 31, 2022, federal income tax years 2018 through 2020 remain open for examination.

14.Operating Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023 and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $68 and $61 related to these leases during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we have minimum future commitments under non-cancellable leases for the next five years and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
Nine months ending December 31, 2022	$152
2023	193
2024	167
2025	144
2026	146
Thereafter	325
Total minimum future commitments	$1,127

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

15.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

16.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Three Months Ended March 31,
	2022	2021
Shares outstanding, beginning of period	21,219,808	21,318,638
Treasury shares repurchased through stock repurchase authorization	(54,872)	(32,326)
Issuance of treasury shares for vesting of restricted stock units	90,704	86,460
Shares outstanding, end of period	21,255,640	21,372,772

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the three months ended March 31, 2022, we completed the repurchase 54,872 shares of our common stock for $997.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

17.Stock Based Compensation

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

The total aggregate number of shares of common stock that may be issued under the Plan shall not exceed 1,000,000 shares, subject to adjustments as provided in the Plan. No eligible participant may be granted any awards for more than 100,000 shares in the aggregate in any calendar year, subject to adjustment in accordance with the Plan. The aggregate amount payable pursuant to all performance awards denominated in cash to any eligible person in any calendar year is limited to $1,000 in value. Directors who are not also employees of the Company may not be granted awards denominated in shares that exceed $150 in any calendar year.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2021	115,780	$15.27
RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	16.86

RSUs granted during 2022	41,000	18.10
RSUs earned during 2022	(37,020)	16.67
Units outstanding and unearned at March 31, 2022	112,360	17.37

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2022	2021
RSU compensation expense	$273	$388
Income tax benefit	(62)	(81)
RSU compensation expense, net of income taxes	$211	$307

At March 31, 2022, there was $1,187 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.59 years.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2021	174,600	$15.15
PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at December 31, 2021	190,600	16.06

PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at March 31, 2022	190,000	17.00

 (1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2022	2021
PSU compensation expense	$261	$284
Income tax benefit	(59)	(60)
PSU compensation expense, net of income taxes	$202	$224

The PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from financial performance objectives to be determined at the end of the performance period. At the end of the performance period, the Company will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At March 31, 2022, there was $1,918 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.28 years.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

18.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three-month periods ended March 31, 2022 and 2021.

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all Consolidated Statement of Operations or Consolidated Balance Sheet line items to our operating segments. Those line items include investment income, net investment gains (losses), other income excluding non-standard auto insurance fees, and income taxes within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,301	$14,442	$21,179	$(17)	$17,230	$1,264	$73,399
Assumed premiums earned	-	-	-	-	-	1,861	1,861
Ceded premiums earned	(559)	(64)	(1,967)	4	(3,042)	(45)	(5,673)
Net premiums earned	18,742	14,378	19,212	(13)	14,188	3,080	69,587

Direct losses and loss adjustment expenses	14,526	8,491	7,192	(103)	15,063	326	45,495
Assumed losses and loss adjustment expenses	-	-	-	-	-	10	10
Ceded losses and loss adjustment expenses	185	-	(352)	(63)	(5,046)	(100)	(5,376)
Net losses and loss adjustment expenses	14,711	8,491	6,840	(166)	10,017	236	40,129

Gross margin	4,031	5,887	12,372	153	4,171	2,844	29,458

Underwriting and general expenses	5,768	6,091	5,973	(552)	5,336	788	23,404
Underwriting gain (loss)	(1,737)	(204)	6,399	705	(1,165)	2,056	6,054

Fee and other income		388					428
		184
Net investment income							1,653
Net investment losses							(5,528)
Income before income taxes							2,607
Income tax expense							568
Net income							2,039
Net income attributable to non-controlling interest							130
Net income attributable to NI Holdings, Inc.							$1,909

Operating Ratios:
Loss and loss adjustment expense ratio	78.5%	59.1%	35.6%	n/a	70.6%	7.7%	57.7%
Expense ratio	30.8%	42.4%	31.1%	n/a	37.6%	25.6%	33.6%
Combined ratio	109.3%	101.4%	66.7%	n/a	108.2%	33.2%	91.3%

Balances at March 31, 2022:
Premiums and agents’ balances receivable	$19,627	$12,098	$8,991	$-	$13,442	$722	$54,880
Deferred policy acquisition costs	5,076	7,126	7,246	-	6,392	432	26,272
Reinsurance recoverables on losses	817	-	3,559	75	14,184	727	19,362
Goodwill and other intangibles	-	2,798	-	-	14,806	-	17,604

Unpaid losses and loss adjustment expenses	26,340	41,948	17,130	421	38,640	9,215	133,694
Unearned premiums	29,573	20,933	42,307	-	34,181	3,281	130,275
Payable to Federal Crop Insurance Corporation	-	-	-	7,059	-	-	7,059

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$18,688	$13,581	$20,583	$(16)	$14,722	$1,185	$68,743
Assumed premiums earned	-	-	-	-	-	1,448	1,448
Ceded premiums earned	(1,190)	(323)	(3,129)	63	(2,384)	(93)	(7,056)
Net premiums earned	17,498	13,258	17,454	47	12,338	2,540	63,135

Direct losses and loss adjustment expenses	12,559	4,800	7,888	572	11,464	295	37,578
Assumed losses and loss adjustment expenses	-	-	-	-	-	948	948
Ceded losses and loss adjustment expenses	(305)	-	(256)	(11)	(1,065)	-	(1,637)
Net losses and loss adjustment expenses	12,254	4,800	7,632	561	10,399	1,243	36,889

Gross margin	5,244	8,458	9,822	(514)	1,939	1,297	26,246

Underwriting and general expenses	5,359	4,414	5,611	536	4,615	703	21,238
Underwriting gain (loss)	(115)	4,044	4,211	(1,050)	(2,676)	594	5,008

Fee and other income		332					317
		4,376
Net investment income							1,536
Net investment gains							5,811
Income before income taxes							12,672
Income tax expense							2,890
Net income							9,782
Net income attributable to non-controlling interest							113
Net income attributable to NI Holdings, Inc.							$9,669

Operating Ratios:
Loss and loss adjustment expense ratio	70.0%	36.2%	43.7%	n/a	84.3%	48.9%	58.4%
Expense ratio	30.6%	33.3%	32.1%	n/a	37.4%	27.7%	33.6%
Combined ratio	100.7%	69.5%	75.9%	n/a	121.7%	76.6%	92.1%

Balances at March 31, 2021:
Premiums and agents’ balances receivable	$19,028	$8,568	$9,102	$-	$11,964	$663	$49,325
Deferred policy acquisition costs	5,934	6,099	8,170	-	5,883	489	26,575
Reinsurance recoverables on losses	717	-	588	9	5,741	2,215	9,270
Receivable from Federal Crop Insurance Corporation	-	-	-	5,182	-	-	5,182
Goodwill and other intangibles	-	2,848	-	-	15,228	-	18,076

Unpaid losses and loss adjustment expenses	22,503	40,289	12,657	96	25,447	10,530	111,522
Unearned premiums	28,912	19,218	40,706	-	31,639	2,983	123,458

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and Part II, Item 1A “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. You should also review Part I, Item 1A “Risk Factors” included in the Company’s 2021 Annual Report for a discussion of important factors, including COVID-19 or a future pandemic, and changing climate conditions, that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein are in thousands.

Results of Operations

The consolidated net income for the Company was $2,039 for the three months ended March 31, 2022, compared to net income of $9,782 for the three months ended March 31, 2021.

The major components of the Company’s operating revenues and net income were as follows:

	Three Months Ended March 31,
	2022	2021
Revenues:
Net premiums earned	$69,587	$63,135
Fee and other income	428	317
Net investment income	1,653	1,536
Net investment gains (losses)	(5,528)	5,811
Total revenues	$66,140	$70,799

Components of net income:
Net premiums earned	$69,587	$63,135
Losses and loss adjustment expenses	40,129	36,889
Amortization of deferred policy acquisition costs and other underwriting and general expenses	23,404	21,238
Underwriting gain	6,054	5,008

Fee and other income	428	317
Net investment income	1,653	1,536
Net investment gains (losses)	(5,528)	5,811
Income before income taxes	2,607	12,672
Income tax expense	568	2,890
Net income	$2,039	$9,782

Net Premiums Earned

	Three Months Ended March 31,
	2022	2021
Net premiums earned:
Direct premium	$73,399	$68,743
Assumed premium	1,861	1,448
Ceded premium	(5,673)	(7,056)
Total net premiums earned	$69,587	$63,135

The Company’s net premiums earned for the three months ended March 31, 2022 increased $6,452, or 10.2%, compared to the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Net premiums earned:
Private passenger auto	$18,742	$17,498
Non-standard auto	14,378	13,258
Home and farm	19,212	17,454
Crop	(13)	47
Commercial	14,188	12,338
All other	3,080	2,540
Total net premiums earned	$69,587	$63,135

Below are comments regarding net premiums earned by business segment:

Private passenger auto — Net premiums earned for the first quarter of 2022 increased $1,244, or 7.1%, from the first quarter of 2021, driven by continued new business growth and recent rate increases in South Dakota and Nebraska.

Non-standard auto — Net premiums earned for the first quarter of 2022 increased $1,120, or 8.4%, from the first quarter of 2021. The segment has continued to benefit from the improved economic environment in the Chicago market where our non-standard auto business is concentrated.

Home and farm — Net premiums earned for the first quarter of 2022 increased $1,758, or 10.1%, from the first quarter of 2021, driven by continued new business and exposure growth in South Dakota and Nebraska.

Crop — Net premiums earned by the Company for the first quarter of any year are the result of minor prior crop year premium adjustments which typically occur annually during first quarter. Multi-peril crop and crop hail insurance premiums are generally written in the second quarter and earned ratably over the remainder of the calendar year.

Commercial — Net premiums earned for the first quarter of 2022 increased $1,850, or 15.0%, from the first quarter of 2021. The increase was primarily driven by exposure growth as well as continued increases in both rate and new business production.

All other — Net premiums earned for the first quarter of 2022 increased $540, or 21.3%, from the first quarter of 2021. Net premiums earned increased as a result of our increased participation during 2021 in an assumed domestic and international reinsurance pool of business. As of January 1, 2022, the Company made the decision to non-renew its participation in these pools. However, these results are communicated one to three months following the end of the reporting period. Accordingly, these results are generally reflected in the Company’s financial statements on a quarter lag basis.

Losses and Loss Adjustment Expenses

	Three Months Ended March 31,
	2022	2021
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$45,495	$37,578
Assumed losses and loss adjustment expenses	10	948
Ceded losses and loss adjustment expenses	(5,376)	(1,637)
Total net losses and loss adjustment expenses	$40,129	$36,889

The Company’s net losses and loss adjustment expenses for the three months ended March 31, 2022 increased $3,240, or 8.8%, compared to the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Net losses and loss adjustment expenses:
Private passenger auto	$14,711	$12,254
Non-standard auto	8,491	4,800
Home and farm	6,840	7,632
Crop	(166)	561
Commercial	10,017	10,399
All other	236	1,243
Total net losses and loss adjustment expenses	$40,129	$36,889

	Three Months Ended March 31,
	2022	2021
Loss and loss adjustment expense ratio:
Private passenger auto	78.5%	70.0%
Non-standard auto	59.1%	36.2%
Home and farm	35.6%	43.7%
Crop	n/a	n/a
Commercial	70.6%	84.3%
All other	7.7%	48.9%
Total loss and loss adjustment expense ratio	57.7%	58.4%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto — The net loss and loss adjustment expense ratio increased 8.5 percentage points in the three-month period ended March 31, 2022 compared to the same period in 2021. The increase was driven by elevated loss frequency as a result of increased severe winter weather activity and an increase in the number of uninsured/underinsured motorist liability claims compared to the prior year quarter. Loss experience for the quarter was also adversely impacted by elevated severity due to inflationary factors. We are in the process of taking necessary rate actions as a result of the increased loss activity.

Non-standard auto — The net loss and loss adjustment expense ratio increased 22.9 percentage points in the three-month period ended March 31, 2022 compared to the same period in 2021. The increase was driven by elevated loss severity as a result of inflationary factors as well as elevated loss frequency primarily due to increased miles driven in our Chicago and Las Vegas markets. We are in the process of taking necessary rate and underwriting actions as a result of the increased loss activity.

Home and farm — The net loss and loss adjustment expense ratio improved 8.1 percentage points in the three-month period ended March 31, 2022 compared to the same period in 2021. This segment is typically more profitable during first and fourth quarters as a result of lower levels of severe weather activity.

Crop — The net losses and loss adjustment expenses during the first quarter of any year are reflective of minor prior crop year adjustments which typically occur annually during first quarter.

Commercial — The net loss and loss adjustment expense ratio improved 13.7 points in the three-month period ended March 31, 2022 compared to the same period in 2021. This improvement was primarily due to decreased fire loss frequency in the Westminster book of business in 2022.

All other — The net loss and loss adjustment expense ratio improved 41.2 percentage points in the three-month period ended March 31, 2022 compared to the same period in 2021. This improvement was the result of favorable prior year development in our assumed domestic and international reinsurance pool of business.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs increased $2,036, or 15.0%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to strong year-over-year growth in our commercial and non-standard auto segments which generally pay higher agent commissions than our other lines, as well as growth in our other segments.

Other Underwriting and General Expenses

Other underwriting and general expenses increased $130, or 1.7%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase primarily reflected the impact of strategic initiatives and higher business volumes.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended March 31,
	2022	2021
Underwriting gain (loss):
Private passenger auto	$(1,737)	$(115)
Non-standard auto	(204)	4,044
Home and farm	6,399	4,211
Crop	705	(1,050)
Commercial	(1,165)	(2,676)
All other	2,056	594
Total underwriting gain	$6,054	$5,008

	Three Months Ended March 31,
	2022	2021
Combined ratio:
Private passenger auto	109.3%	100.7%
Non-standard auto	101.4%	69.5%
Home and farm	66.7%	75.9%
Crop	n/a	n/a
Commercial	108.2%	121.7%
All other	33.2%	76.6%
Combined ratio	91.3%	92.1%

Underwriting gain (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. The combined ratio represents the sum of these losses and expenses as a percentage of net premiums earned, and measures our overall underwriting profit.

The total underwriting gain increased $1,047, or 20.9%, for the three-month period ended March 31, 2022 compared to the same period in 2021.

The overall combined ratio improved 0.8 percentage points in the three-month period ended March 31, 2022 compared to the same periods in 2021.

Fee and Other Income

The Company had fee and other income of $428 for the three months ended March 31, 2022, compared to $317 for the three months ended March 31, 2021. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business increased slightly to $388 for the three months ended March 31, 2022 from $332 for the three months ended March 31, 2021.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2022	2021
Average cash and invested assets	$499,385	$494,914
Net investment income	$1,653	$1,536

Gross return on average cash and invested assets	2.1%	2.0%
Net return on average cash and invested assets	1.3%	1.2%

Net investment income increased $117 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by an increase in average invested assets, partially offset by the continued impact of lower reinvestment rates in the fixed income securities portfolio.

The Company’s net return on average cash and invested assets increased year-over-year, driven by a combination of factors. The dividend yield in our equity portfolio increased as a result of a higher allocation to high dividend securities, partially offset by a persistent low reinvestment rate environment and ongoing maturities of existing holdings with higher embedded yields.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2022	2021
Gross realized gains	$1,119	$4,025
Gross realized losses, excluding other-than-temporary impairment losses	(181)	(123)
Net realized gains	938	3,902
Change in net unrealized gains on equity securities	(6,466)	1,909
Net investment gains (losses)	$(5,528)	$5,811

The Company had net realized gains of $938 for the three months ended March 31, 2022, compared to gains of $3,902 for the three months ended March 31, 2021. The Company reported no other-than-temporary losses during any of the periods presented.

The Company experienced a decrease in net unrealized gains on equity securities of $6,466 during the three months ended March 31, 2022 driven by the impact of changes in fair value attributable to unfavorable equity markets. The Company experienced an increase in net unrealized gains on equity securities of $1,909 during the three months ended March 31, 2021 driven by the impact of changes in fair value attributable to favorable equity markets. In addition to the impact of the overall equity markets, the Company’s sales activity (and resulting gains and losses) will impact the level and direction of the change in the net unrealized gain or loss of its equity securities portfolio. During the three months ended March 31, 2022, the Company had net realized gains on its equity securities of $895, compared to net realized gains of $3,801 during the three months ended March 31, 2021.

The Company’s fixed income securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $20,937 during the three months ended March 31, 2022, compared to net unrealized losses of $7,157 during the three months ended March 31, 2021. The change was primarily the result of an increase in U.S. interest rates, with 5-year and 10-year U.S. Treasury yields increasing during the quarter by 120 basis points and 83 basis points, respectively. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income before Income Taxes

For the three months ended March 31, 2022, the Company had pre-tax income of $2,607 compared to pre-tax income of $12,672 for the three months ended March 31, 2021. The decrease in pre-tax income was largely attributable to the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio, partially offset by an improvement in underwriting results.

Income Tax Expense

The Company recorded income tax expense of $568 for the three months ended March 31, 2022, compared to income tax expense of $2,890 for the three months ended March 31, 2021. Our effective tax rate for the first quarter of 2022 was 21.8% compared to an effective tax rate of 22.8% for the first quarter of 2021. A portion of the effective tax rate is attributable to Illinois state income taxes.

Net Income

For the three months ended March 31, 2022, the Company had net income before non-controlling interest of $2,039 compared to net income of $9,782 for the three months ended March 31, 2021. The decrease was largely attributable the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio, partially offset by an improvement in underwriting results.

Return on Average Equity

For the three months ended March 31, 2022, the Company had annualized return on average equity, after non-controlling interest, of 2.3% compared to annualized return on average equity, after non-controlling interest, of 11.2% for the three months ended March 31, 2021.

Average equity is calculated as the average between beginning and ending equity excluding non-controlling interest for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. The Company is required to make estimates and assumptions in certain circumstances that affect amounts reported in the Unaudited Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2021 Annual Report. There have been no changes in our critical accounting policies from December 31, 2021.

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

In 2018, we used $17,000 for the acquisition of Direct Auto. On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022. The Company anticipates using the net proceeds from the IPO to satisfy the remaining obligation in December 2022.

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

The change in cash and cash equivalents for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net cash flows from operating activities	$3,849	$10,794
Net cash flows from investing activities	(12,302)	(51,439)
Net cash flows from financing activities	(8,228)	(7,749)
Net decrease in cash and cash equivalents	$(16,681)	$(48,394)

For the three months ended March 31, 2022, net cash provided by operating activities totaled $3,849 compared to $10,794 a year ago. This decrease was primarily driven by higher levels of loss and loss adjustment payments, partially offset by a decrease in payments for accrued expenses and other liabilities.

For the three months ended March 31, 2022, net cash used by investing activities totaled $12,302 compared to $51,439 a year ago. This decrease was attributable to the Company investing excess cash in the first quarter of 2021.

For the three months ended March 31, 2022, net cash used by financing activities totaled $8,228 compared to $7,749 a year ago. This increase was primarily attributable to the Company repurchasing shares of its own common stock for $997 during the first quarter of 2022, compared to $596 during 2021.

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

The amount available for payment of dividends from Nodak Insurance to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2022 or the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2022 or the year ended December 31, 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the three months ended March 31, 2022 or the year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2 “Basis of Presentation and Accounting Policies — Recent Accounting Pronouncements” in this Quarterly Report on Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2022 indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A “Risk Factors” in our 2021 Annual Report.

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

On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022. The Company anticipates using the net proceeds from the IPO to satisfy the remaining obligation in December 2022.

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

On May 4, 2020, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2020, we completed the repurchase of 454,443 shares of our common stock for $7,238 under this authorization. During the nine months ended September 30, 2021, we repurchased an additional 144,110 shares of our common stock for $2,762 to close out this authorization.

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the three months ended March 31, 2022, we completed the repurchase of 54,872 shares of our common stock for $997 under this authorization.

Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1-31, 2022	20,282	$18.48	20,282	$3,071
February 1-28, 2022	13,705	18.06	13,705	2,823
March 1-31, 2022	20,885	17.94	20,885	2,448
Total	54,872	$18.17	54,872	$2,448

(1)

Shares purchased pursuant to the August 11, 2021 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

None

Item 6. - Exhibits

Exhibit Number	Description
10.1	Employment Agreement between the Company and Seth C. Daggett (1)

10.2*#	2022 NI Holdings, Inc. Short-Term Incentive Bonus

10.3	Form of Time-Based Restricted Stock Unit Agreement for Executives (2)

10.4	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement (2)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 18, 2022, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 9, 2022, and incorporated herein by reference.
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2022.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)