Form 10-Q
period 2022-06-30
NI Holdings, Inc.
filed 2022-08-04
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s common stock outstanding on July 31, 2022 was 21,179,053. No preferred shares are issued or outstanding.

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

•

“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

•

the “conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

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

•

“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto, and Direct Auto became a consolidated subsidiary of NI Holdings. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois;

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

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). The occurrence of any of the risks identified in the Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q or Part I, Item 1A, “Risk Factors” section of the 2021 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and cash equivalents	$63,032	$70,623
Fixed income securities, at fair value	336,099	364,651
Equity securities, at fair value	63,422	77,690
Other investments	2,005	2,005
Total cash and investments	464,558	514,969

Premiums and agents' balances receivable	108,336	51,452
Deferred policy acquisition costs	30,917	24,947
Reinsurance premiums receivable	2,227	-
Reinsurance recoverables on losses	17,041	21,200
Income tax recoverable	8,475	364
Accrued investment income	2,551	2,524
Property and equipment	9,837	9,869
Deferred income taxes	9,025	-
Goodwill and other intangibles	17,486	17,722
Other assets	11,136	8,735
Total assets	$681,589	$651,782

Liabilities:
Unpaid losses and loss adjustment expenses	$182,876	$139,662
Unearned premiums	173,725	127,789
Reinsurance premiums payable	3,140	326
Deferred income taxes	-	5,506
Payable to Federal Crop Insurance Corporation	7,102	4,962
Westminster consideration payable	6,454	13,020
Accrued expenses and other liabilities	35,681	13,104
Total liabilities	408,978	304,369

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2022 – 21,209,856 shares, 2021 – 21,219,808 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares; no shares issued or outstanding	-	-
Additional paid-in capital	96,827	98,166
Unearned employee stock ownership plan shares	(1,184)	(1,184)
Retained earnings	223,217	267,207
Accumulated other comprehensive income (loss), net of income taxes	(22,482)	5,237
Treasury stock, at cost, 2022 – 1,671,719 shares, 2021 – 1,661,767 shares	(26,569)	(26,452)
Non-controlling interest	2,572	4,209
Total shareholders’ equity	272,611	347,413

Total liabilities and shareholders’ equity	$681,589	$651,782

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$84,496	$76,281	$154,083	$139,416
Fee and other income	415	520	843	837
Net investment income	2,015	1,710	3,668	3,246
Net investment gains (losses)	(11,136)	4,701	(16,664)	10,512
Total revenues	75,790	83,212	141,930	154,011

Expenses:
Losses and loss adjustment expenses	108,595	62,918	148,724	99,807
Amortization of deferred policy acquisition costs	16,244	19,886	31,867	33,473
Other underwriting and general expenses	10,002	3,703	17,783	11,354
Total expenses	134,841	86,507	198,374	144,634

Income (loss) before income taxes	(59,051)	(3,295)	(56,444)	9,377
Income tax expense (benefit)	(12,415)	(561)	(11,847)	2,329
Net income (loss)	(46,636)	(2,734)	(44,597)	7,048
Net income (loss) attributable to non-controlling interest	(726)	(90)	(596)	23
Net income (loss) attributable to NI Holdings, Inc.	$(45,910)	$(2,644)	$(44,001)	$7,025

Earnings (loss) per common share:
Basic	$(2.15)	$(0.12)	$(2.06)	$0.33
Diluted	$(2.15)	$(0.12)	$(2.06)	$0.32

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,379,803	21,464,840	21,376,298	21,463,747
Plus: Dilutive securities	-	-	-	224,312
Weighted average common shares used in diluted per common share calculations	21,379,803	21,464,840	21,376,298	21,688,059

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(45,910)	$(726)	$(46,636)	$(44,001)	$(596)	$(44,597)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(15,738)	(650)	(16,388)	(35,935)	(1,347)	(37,282)
Reclassification adjustment for net realized gain included in net income (loss)	105	-	105	62	-	62
Other comprehensive income (loss), before income taxes	(15,633)	(650)	(16,283)	(35,873)	(1,347)	(37,220)
Income tax benefit (expense) related to items of other comprehensive income (loss)	3,553	148	3,701	8,154	306	8,460
Other comprehensive income (loss), net of income taxes	(12,080)	(502)	(12,582)	(27,719)	(1,041)	(28,760)

Comprehensive income (loss)	$(57,990)	$(1,228)	$(59,218)	$(71,720)	$(1,637)	$(73,357)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(2,644)	$(90)	$(2,734)	$7,025	$23	$7,048

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	3,032	128	3,160	(3,731)	(165)	(3,896)
Reclassification adjustment for net realized gain included in net income (loss)	(325)	-	(325)	(426)	-	(426)
Other comprehensive income (loss), before income taxes	2,707	128	2,835	(4,157)	(165)	(4,322)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(568)	(27)	(595)	873	35	908
Other comprehensive income (loss), net of income taxes	2,139	101	2,240	(3,284)	(130)	(3,414)

Comprehensive income (loss)	$(505)	$11	$(494)	$3,741	$(107)	$3,634

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$96,517	$(1,184)	$269,142	$(10,402)	$(25,825)	$3,800	$332,278

Net income (loss)	-	-	-	(45,910)	-	-	(726)	(46,636)
Other comprehensive income (loss), net of income taxes	-	-	-	-	(12,080)	-	(502)	(12,582)
Purchase of treasury stock	-	-	-	-	-	(934)	-	(934)
Share-based compensation	-	486	-	-	-	-	-	486
Issuance of vested award shares	-	(176)	-	(15)	-	190	-	(1)
Balance, end of period	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net income (loss)	-	-	-	(44,001)	-	-	(596)	(44,597)
Other comprehensive income (loss), net of income taxes	-	-	-	-	(27,719)	-	(1,041)	(28,760)
Purchase of treasury stock	-	-	-	-	-	(1,931)	-	(1,931)
Share-based compensation	-	1,051	-	-	-	-	-	1,051
Issuance of vested award shares	-	(2,390)	-	11	-	1,814	-	(565)
Balance, end of period	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$96,511	$(1,427)	$268,444	$7,417	$(23,012)	$4,427	$352,590

Net income (loss)	-	-	-	(2,644)	-	-	(90)	(2,734)
Other comprehensive income (loss), net of income taxes	-	-	-	-	2,139	-	101	2,240
Purchase of treasury stock	-	-	-	-	-	(1,671)	-	(1,671)
Share-based compensation	-	516	-	-	-	-	-	516
Issuance of vested award shares	-	(298)	-	16	-	280	-	(2)
Balance, end of period	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income (loss)	-	-	-	7,025	-	-	23	7,048
Other comprehensive income (loss), net of income taxes	-	-	-	-	(3,284)	-	(130)	(3,414)
Purchase of treasury stock	-	-	-	-	-	(2,267)	-	(2,267)
Share-based compensation	-	1,188	-	-	-	-	-	1,188
Issuance of vested award shares	-	(2,370)	-	50	-	1,832	-	(488)
Balance, end of period	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(44,597)	$7,048
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment losses (gains)	16,664	(10,512)
Deferred income tax expense (benefit)	(6,069)	197
Depreciation of property and equipment	344	341
Amortization of intangibles	236	236
Share-based compensation	1,051	1,188
Amortization of deferred policy acquisition costs	31,867	33,473
Deferral of policy acquisition costs	(37,837)	(39,162)
Net amortization of premiums and discounts on investments	885	1,024
Loss (gain) on sale of property and equipment	(186)	4
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(56,884)	(35,940)
Reinsurance premiums receivable / payable	587	2,739
Reinsurance recoverables on losses	4,159	(15,864)
Accrued investment income	(27)	(335)
Federal Crop Insurance Corporation receivable / payable	2,140	(10,545)
Income tax recoverable / payable	(8,111)	(3,303)
Other assets	(2,401)	(3,120)
Unpaid losses and loss adjustment expenses	43,214	46,590
Unearned premiums	45,936	42,229
Accrued expenses and other liabilities	22,676	5,420
Net cash flows from operating activities	13,647	21,708

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	31,846	35,483
Proceeds from sales of equity securities	7,837	17,247
Purchases of fixed income securities	(41,461)	(89,729)
Purchases of equity securities	(10,171)	(15,559)
Purchases of property and equipment	(126)	(417)
Proceeds from sale of other investments and other	-	835
Net cash flows from investing activities	(12,075)	(52,140)

Cash flows from financing activities:
Purchases of treasury stock	(1,931)	(2,267)
Installment payment on Westminster consideration payable	(6,667)	(6,667)
Issuance of restricted stock awards	(565)	(488)
Net cash flows from financing activities	(9,163)	(9,422)

Net decrease in cash and cash equivalents	(7,591)	(39,854)

Cash and cash equivalents at beginning of period	70,623	101,077

Cash and cash equivalents at end of period	$63,032	$61,223

Federal and state income taxes paid	$2,360	$5,435

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

These Unaudited Consolidated Financial Statements include the financial position and results of NI Holdings and seven other entities:

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

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Unaudited Consolidated Balance Sheets and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Unaudited Consolidated Statements of Operations.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in seventeen states and the District of Columbia. Westminster underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020, via a stock purchase agreement.

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

The preparation of the interim Unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Unaudited Consolidated Financial Statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2021 Annual Report were consistently applied to the Unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2022 and 2021.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The new guidance was effective for annual and interim reporting periods beginning after December 15, 2018, for public business entities. For private companies and EGCs, this guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liability on its Consolidated Balance Sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also requires financial institutions and other organizations to use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied prior to adoption of this standard are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. Organizations are to continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and EGCs that did not relinquish private company relief. For all other entities, this guidance will be effective for annual reporting periods beginning after December 15, 2022, and interim periods within those fiscal years. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, as we will lose our EGC status beginning December 31, 2022. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

3.Investments

The amortized cost and estimated fair value of fixed income securities as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,017	$26	$(649)	$12,394
Obligations of states and political subdivisions	65,836	113	(5,177)	60,772
Corporate securities	158,812	46	(13,080)	145,778
Residential mortgage-backed securities	43,868	1	(4,043)	39,826
Commercial mortgage-backed securities	34,498	8	(3,306)	31,200
Asset-backed securities	45,831	3	(3,765)	42,069
Redeemable preferred stocks	4,746	-	(686)	4,060
Total fixed income securities	$366,608	$197	$(30,706)	$336,099

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,118	$467	$(87)	$13,498
Obligations of states and political subdivisions	84,668	2,979	(353)	87,294
Corporate securities	144,476	4,214	(1,069)	147,621
Residential mortgage-backed securities	26,190	266	(300)	26,156
Commercial mortgage-backed securities	32,878	815	(161)	33,532
Asset-backed securities	52,604	131	(313)	52,422
Redeemable preferred stocks	4,008	136	(16)	4,128
Total fixed income securities	$357,942	$9,008	$(2,299)	$364,651

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	June 30, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$17,381	$17,373
After one year through five years	96,141	92,562
After five years through ten years	80,132	71,557
After ten years	44,011	37,452
Mortgage / asset-backed securities	124,197	113,095
Redeemable preferred stocks	4,746	4,060
Total fixed income securities	$366,608	$336,099

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,457	$14,586
After one year through five years	82,429	84,760
After five years through ten years	82,270	84,173
After ten years	63,106	64,894
Mortgage / asset-backed securities	111,672	112,110
Redeemable preferred stocks	4,008	4,128
Total fixed income securities	$357,942	$364,651

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $6,773 at June 30, 2022, and $7,977 at December 31, 2021, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	June 30, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$9,143	$(305)	$2,350	$(344)	$11,493	$(649)
Obligations of states and political subdivisions	45,078	(4,532)	3,032	(645)	48,110	(5,177)
Corporate securities	113,527	(9,597)	19,931	(3,483)	133,458	(13,080)
Residential mortgage-backed securities	34,949	(3,266)	4,616	(777)	39,565	(4,043)
Commercial mortgage-backed securities	29,073	(3,259)	824	(47)	29,897	(3,306)
Asset-backed securities	37,725	(3,437)	3,500	(328)	41,225	(3,765)
Redeemable preferred stocks	4,060	(686)	-	-	4,060	(686)
Total fixed income securities	$273,555	$(25,082)	$34,253	$(5,624)	$307,808	$(30,706)

	December 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,125	$(87)	$-	$-	$3,125	$(87)
Obligations of states and political subdivisions	19,769	(350)	222	(3)	19,991	(353)
Corporate securities	46,816	(1,015)	1,895	(54)	48,711	(1,069)
Residential mortgage-backed securities	17,407	(261)	1,434	(39)	18,841	(300)
Commercial mortgage-backed securities	11,287	(160)	216	(1)	11,503	(161)
Asset-backed securities	28,797	(308)	995	(5)	29,792	(313)
Redeemable preferred stocks	1,493	(16)	-	-	1,493	(16)
Total fixed income securities	$128,694	$(2,197)	$4,762	$(102)	$133,456	$(2,299)

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss). The Company did not record any other-than-temporary impairments during the three- or six-month periods ending June 30, 2022, or the year ended December 31, 2021.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed income securities	$2,406	$2,112	$4,567	$4,123
Equity securities	395	280	724	545
Real estate	75	157	241	313
Cash and cash equivalents	10	1	12	2
Total gross investment income	2,886	2,550	5,544	4,983
Investment expenses	871	840	1,876	1,737
Net investment income	$2,015	$1,710	$3,668	$3,246

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains:
Fixed income securities	$5	$331	$51	$440
Equity securities	1,196	2,605	2,269	6,521
Total gross realized gains	1,201	2,936	2,320	6,961

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(110)	(6)	(113)	(14)
Equity securities	(64)	(55)	(242)	(170)
Total gross realized losses, excluding other-than-temporary impairment losses	(174)	(61)	(355)	(184)

Net realized gains	1,027	2,875	1,965	6,777

Change in net unrealized gain on equity securities	(12,163)	1,826	(18,629)	3,735
Net investment gains (losses)	$(11,136)	$4,701	$(16,664)	$10,512

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

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

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This independent pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The independent pricing service did not use broker quotes in determining any fair values of the Company’s investments at June 30, 2022, or December 31, 2021.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The fair value estimates of the Company’s investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the pricing service for the six-month period ended June 30, 2022, or the year ended December 31, 2021. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at June 30, 2022, or December 31, 2021.

The following tables set forth our assets which are measured at fair value on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2022
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$12,394	$-	$12,394	$-
Obligations of states and political subdivisions	60,772	-	60,772	-
Corporate securities	145,778	-	145,778	-
Residential mortgage-backed securities	39,826	-	39,826	-
Commercial mortgage-backed securities	31,200	-	31,200	-
Asset-backed securities	42,069	-	42,069	-
Redeemable preferred stock	4,060	-	4,060	-
Total fixed income securities	336,099	-	336,099	-

Equity securities:
Common stock	61,573	61,573	-	-
Non-redeemable preferred stock	1,849	1,849	-	-
Total equity securities	63,422	63,422	-	-

Cash equivalents	35,142	35,142	-	-
Total assets at fair value	$434,663	$98,564	$336,099	$-

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

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

There were no liabilities measured at fair value on a recurring basis at June 30, 2022, or December 31, 2021.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

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

During the six-month period ended June 30, 2022, the Company retained the first $15,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $125,000 in excess of its $15,000 retained risk. The Company experienced multiple severe weather events during the second quarter of 2022 with none of these events exceeding the retention level during the current quarter.

During the year ended December 31, 2021, the Company retained the first $10,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $117,000 in excess of its $10,000 retained risk. The Company experienced one catastrophe event during the second quarter of 2021 in excess of the retention level.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$144,962	$94,251	$220,495	$167,650
Assumed premium	3,226	1,691	5,087	3,552
Ceded premium	(20,175)	(11,446)	(25,835)	(17,119)
Net premiums	$128,013	$84,496	$199,747	$154,083

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$125,552	$87,059	$197,972	$155,802
Assumed premium	3,576	3,516	5,026	4,964
Ceded premium	(26,203)	(14,294)	(33,317)	(21,350)
Net premiums	$102,925	$76,281	$169,681	$139,416

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct losses and loss adjustment expenses	$110,670	$76,599	$156,165	$114,177
Assumed losses and loss adjustment expenses	1,535	1,960	1,545	2,908
Ceded losses and loss adjustment expenses	(3,610)	(15,641)	(8,986)	(17,278)
Net losses and loss adjustment expenses	$108,595	$62,918	$148,724	$99,807

 If 100% of our ceded reinsurance was cancelled as of June 30, 2022, or December 31, 2021, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$26,272	$26,575	$24,947	$23,968
Deferral of policy acquisition costs	20,889	22,968	37,837	39,162
Amortization of deferred policy acquisition costs	(16,244)	(19,886)	(31,867)	(33,473)
Balance, end of period	$30,917	$29,657	$30,917	$29,657

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

7.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$139,662	$105,750
Reinsurance recoverables on losses	21,200	8,710
Net balance, beginning of period	118,462	97,040

Incurred related to:
Current year	157,214	102,004
Prior years	(8,490)	(2,197)
Total incurred	148,724	99,807

Paid related to:
Current year	59,634	40,664
Prior years	41,717	28,417
Total paid	101,351	69,081

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	182,876	152,340
Reinsurance recoverables on losses	17,041	24,574
Net balance, end of period	$165,835	$127,766

During the six months ended June 30, 2022, the Company’s reported incurred losses and loss adjustment expenses included $8,490 of net favorable development on prior accident years, primarily attributable to Direct Auto, Battle Creek, and American West. During the six months ended June 30, 2021, the Company’s incurred reported losses and loss adjustment expenses included $2,197 of net favorable development on prior accident years, primarily attributable to Nodak Insurance, Direct Auto, and American West.

Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.Property and Equipment

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	13,952	14,193	10–40 years
Electronic data processing equipment	1,554	1,518	5–7 years
Furniture and fixtures	2,321	2,885	5–7 years
Automobiles	1,195	1,228	2–3 years
Gross cost	20,425	21,227

Accumulated depreciation	(10,588)	(11,358)
Total property and equipment, net	$9,837	$9,869

Depreciation expense was $176 and $171 for the three months ended June 30, 2022 and 2021, respectively, and $344 and $341 for the six months ended June 30, 2022 and 2021, respectively.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

9.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	June 30, 2022	December 31, 2021
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$315	$433
Distribution network	6,700	931	5,769
Total subject to amortization	7,448	1,246	6,202
Not subject to amortization :
State insurance license	1,900	-	1,900
Total	$9,348	$1,246	$8,102

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$265	$483
Distribution network	6,700	745	5,955
Total subject to amortization	7,448	1,010	6,438
Not subject to amortization:
State insurance license	1,900	-	1,900
Total	$9,348	$1,010	$8,338

Amortization expense was $118 and $118 for the three months ended June 30, 2022 and 2021, respectively, and $236 and $236 for the six months ended June 30, 2022 and 2021, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of June 30, 2022, the estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year ending December 31,	Amount
2022 (six months remaining)	$236
2023	455
2024	422
2025	422
2026	422
Thereafter	4,245
Total other intangible assets with finite lives	$6,202

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

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

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the six months ended June 30, 2022, and the year ended December 31, 2021, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

North Dakota Farm Bureau

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $405 and $395 during the three months ended June 30, 2022 and 2021, respectively, and $744 and $732 for the six months ended June 30, 2022 and 2021, respectively. Royalty amounts payable of $151 and $144 were accrued as a liability to the NDFB at June 30, 2022, and December 31, 2021, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2021, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2022, or the year ended December 31, 2021.

Direct Auto was re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2022, or the year ended December 31, 2021.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Westminster was re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the six months ended June 30, 2022, or the year ended December 31, 2021.

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Unaudited Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1,360	$4,398
Investments	11,618	10,610
Premiums and agents’ balances receivable	5,799	5,038
Deferred policy acquisition costs	618	499
Reinsurance recoverables on losses (2)	3,121	10,173
Accrued investment income	57	51
Property and equipment	325	325
Pooling receivable (1)	6,900	-
Deferred income taxes	623	142
Other assets	58	52
Total assets	$30,479	$31,288

Liabilities:
Unpaid losses and loss adjustment expenses	$3,941	$2,937
Unearned premiums	3,458	2,544
Notes payable (1)	3,000	3,000
Pooling payable (1)	-	5,580
Reinsurance losses payable (2)	10,718	12,754
Accrued expenses and other liabilities	6,790	264
Total liabilities	27,907	27,079

Equity:
Non-controlling interest	2,572	4,209
Total equity	2,572	4,209

Total liabilities and equity	$30,479	$31,288

(1)	Amount fully eliminated in consolidation.
(2)	Amount partially eliminated in consolidation.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$1,690	$1,832	$3,082	$3,095
Fee and other income (expenses)	(2)	1	(7)	(2)
Net investment income	27	15	40	23
Total revenues	1,715	1,848	3,115	3,116

Expenses:
Losses and loss adjustment expenses	2,171	1,531	2,974	2,269
Amortization of deferred policy acquisition costs	325	397	637	669
Other underwriting and general expenses	157	31	274	147
Total expenses	2,653	1,959	3,885	3,085

Income (loss) before income taxes	(938)	(111)	(770)	31
Income tax expense (benefit)	(212)	(21)	(174)	8
Net income (loss)	$(726)	$(90)	$(596)	$23

11.Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. The Company reported expenses related to the 401(k) plans totaling $242 and $270 during the three months ended June 30, 2022 and 2021, respectively, and $432 and $539 during the six months ended June 30, 2022 and 2021, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $187 and $175 during the three months ended June 30, 2022 and 2021, respectively, and $335 and $347 during the six months ended June 30, 2022 and 2021, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $23 and $149 during the three months ended June 30, 2022 and 2021, respectively, and $127 and $567 during the six months ended June 30, 2022 and 2021, respectively.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

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

In connection with the establishment of the ESOP, the Company created a contra-equity account on the Consolidated Balance Sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the IPO. As shares are released from the ESOP suspense account, the contra-equity account is credited, which reduces the impact of the contra-equity account on the Company’s Consolidated Balance Sheet over time. The Company records compensation expense related to the shares released, equal to the number of shares released from the suspense account multiplied by the average market value of the Company’s stock during the period.

The Company recognized compensation expense of $101 and $117 during the three months ended June 30, 2022 and 2021, respectively, related to the ESOP, and $210 and $226 during the six months ended June 30, 2022 and 2021, respectively.

Through June 30, 2022, and December 31, 2021, the Company had released and allocated 121,575 ESOP shares to participants, with a remainder of 118,425 ESOP shares in suspense at June 30, 2022, and December 31, 2021. Using the Company’s quarter-end market price of $16.43 per share, the fair value of the unearned ESOP shares was $1,946 at June 30, 2022.

12.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate with a floor rate of 3.25%. There were no outstanding amounts during the six months ended June 30, 2022, or the year ended December 31, 2021. This line of credit is scheduled to expire on May 31, 2023.

13.Income Taxes

At June 30, 2022, and December 31, 2021, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three-month periods ended June 30, 2022 or 2021.

At June 30, 2022, and December 31, 2021, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

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

As of June 30, 2022, federal income tax years 2018 through 2020 remain open for examination.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

14.Operating Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023 and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $69 and $63 related to these leases during the three months ended June 30, 2022 and 2021, respectively, and $137 and $124 related to these leases during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, we have minimum future commitments under non-cancellable leases for the next five years and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2022 (six months remaining)	$192
2023	358
2024	320
2025	286
2026	291
Thereafter	775
Total minimum future commitments	$2,222

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

15.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

16.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Six Months Ended June 30,
	2022	2021
Shares outstanding, beginning of period	21,219,808	21,318,638
Treasury shares repurchased through stock repurchase authorization	(111,244)	(118,531)
Issuance of treasury shares for vesting of restricted stock units	101,292	102,060
Shares outstanding, end of period	21,209,856	21,302,167

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. In addition, the net loss per diluted common share for the three- and six-month periods ended June 30, 2022, excluded the weighted average effects of 176,037 and 207,424 shares of stock awards, respectively, since the impacts of these potential shares of common stock were anti-dilutive.

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

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the three months ended June 30, 2022, we completed the repurchase of 56,372 shares of our common stock for $935. During the six months ended June 30, 2022, we completed the repurchase of 111,244 shares of our common stock for $1,932.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock in addition to the $1,514 remaining from the August 11, 2021, repurchase authorization as of June 30, 2022. No shares were repurchased as part of the May 9, 2022, authorization during the six months ended June 30, 2022.

The cost of this treasury stock is a reduction of shareholders’ equity within our Unaudited Consolidated Balance Sheets.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2021	115,780	$15.27
RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	16.86

RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at June 30, 2022	115,360	17.00

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSU compensation expense	$225	$229	$498	$617
Income tax benefit	(51)	(48)	(113)	(130)
RSU compensation expense, net of income taxes	$174	$181	$385	$487

At June 30, 2022, there was $1,270 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.05 years.

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

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2021	174,600	$15.15
PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at December 31, 2021	190,600	16.06

PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at June 30, 2022	190,000	17.00

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PSU compensation expense	$262	$287	$523	$571
Income tax benefit	(60)	(60)	(119)	(120)
PSU compensation expense, net of income taxes	$202	$227	$404	$451

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

At June 30, 2022, there was $1,656 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.10 years.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

18.Segment Information

We have five primary reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, and commercial insurance. A sixth segment captures all other insurance coverages we sell, including our assumed reinsurance lines of business. We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and six- month periods ended June 30, 2022 and 2021.

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Unaudited Consolidated Statement of Operations or Unaudited Consolidated Balance Sheet to our operating segments. Those line items include investment income, net investment gains (losses), other income excluding non-standard auto insurance fees, and income taxes within the Unaudited Consolidated Statement of Operations. For the Unaudited Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2022
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,824	$15,577	$21,703	$17,709	$18,161	$1,277	$94,251
Assumed premiums earned	-	-	-	491	-	1,200	1,691
Ceded premiums earned	(559)	(65)	(1,748)	(5,905)	(3,130)	(39)	(11,446)
Net premiums earned	19,265	15,512	19,955	12,295	15,031	2,438	84,496

Direct losses and loss adjustment expenses	16,866	4,133	62,188	13,237	13,081	1,165	110,670
Assumed losses and loss adjustment expenses	-	-	-	244	-	1,291	1,535
Ceded losses and loss adjustment expenses	(12)	-	(357)	(3,151)	(90)	-	(3,610)
Net losses and loss adjustment expenses	16,854	4,133	61,831	10,330	12,991	2,456	108,595

Gross margin	2,411	11,379	(41,876)	1,965	2,040	(18)	(24,099)

Underwriting and general expenses	5,553	6,867	6,056	1,609	5,576	585	26,246
Underwriting gain (loss)	(3,142)	4,512	(47,932)	356	(3,536)	(603)	(50,345)

Fee and other income		254					415
		4,766
Net investment income							2,015
Net investment losses							(11,136)
Loss before income taxes							(59,051)
Income tax benefit							(12,415)
Net loss							(46,636)
Net loss attributable to non-controlling interest							(726)
Net loss attributable to NI Holdings, Inc.							$(45,910)

Operating Ratios:
Loss and loss adjustment expense ratio	87.5%	26.6%	309.9%	84.0%	86.4%	100.7%	128.5%
Expense ratio	28.8%	44.3%	30.3%	13.1%	37.1%	24.0%	31.1%
Combined ratio	116.3%	70.9%	340.2%	97.1%	123.5%	124.7%	159.6%

Balances at June 30, 2022:
Premiums and agents’ balances receivable	$21,287	$16,678	$10,468	$42,905	$16,175	$823	$108,336
Deferred policy acquisition costs	5,427	8,201	7,838	1,060	7,929	462	30,917
Reinsurance recoverables on losses	591	-	2,766	1,976	10,960	748	17,041
Goodwill and other intangibles	-	2,786	-	-	14,700	-	17,486
Unpaid losses and loss adjustment expenses	29,105	38,689	49,052	12,755	43,876	9,399	182,876

Unearned premiums	31,885	24,030	45,942	26,205	42,379	3,284	173,725
Payable to Federal Crop Insurance Corporation	-	-	-	7,102	-	-	7,102

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,012	$15,263	$20,808	$14,574	$16,195	$1,207	$87,059
Assumed premiums earned	-	-	-	2,084	-	1,432	3,516
Ceded premiums earned	(944)	(365)	(2,435)	(8,305)	(2,175)	(70)	(14,294)
Net premiums earned	18,068	14,898	18,373	8,353	14,020	2,569	76,281

Direct losses and loss adjustment expenses	15,094	11,490	19,436	21,803	8,494	282	76,599
Assumed losses and loss adjustment expenses	-	-	-	523	-	1,437	1,960
Ceded losses and loss adjustment expenses	(189)	-	(1,228)	(12,994)	(1,230)	-	(15,641)
Net losses and loss adjustment expenses	14,905	11,490	18,208	9,332	7,264	1,719	62,918

Gross margin	3,163	3,408	165	(979)	6,756	850	13,363

Underwriting and general expenses	4,767	6,525	5,073	1,431	5,177	616	23,589
Underwriting gain (loss)	(1,604)	(3,117)	(4,908)	(2,410)	1,579	234	(10,226)

Fee and other income		361					520
		(2,756)
Net investment income							1,710
Net investment gains							4,701
Loss before income taxes							(3,295)
Income tax benefit							(561)
Net loss							(2,734)
Net loss attributable to non-controlling interest							(90)
Net loss attributable to NI Holdings, Inc.							$(2,644)

Operating Ratios:
Loss and loss adjustment expense ratio	82.5%	77.1%	99.1%	111.7%	51.8%	66.9%	82.5%
Expense ratio	26.4%	43.8%	27.6%	17.1%	36.9%	24.0%	30.9%
Combined ratio	108.9%	120.9%	126.7%	128.9%	88.7%	90.9%	113.4%

Balances at June 30, 2021:
Premiums and agents’ balances receivable	$20,100	$9,408	$9,739	$30,438	$14,048	$730	$84,463
Deferred policy acquisition costs	6,548	6,368	9,069	358	6,763	551	29,657
Reinsurance recoverables on losses	905	-	1,600	13,918	5,934	2,217	24,574
Receivable from Federal Crop Insurance Corporation	-	-	-	17,191	-	-	17,191
Goodwill and other intangibles	-	2,835	-	-	15,123	-	17,958

Unpaid losses and loss adjustment expenses	26,161	43,727	20,839	23,638	26,812	11,163	152,340
Unearned premiums	30,518	19,968	43,229	27,615	37,047	3,215	161,592

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2022
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$39,125	$30,019	$42,882	$17,692	$35,391	$2,541	$167,650
Assumed premiums earned	-	-	-	491	-	3,061	3,552
Ceded premiums earned	(1,118)	(129)	(3,715)	(5,901)	(6,172)	(84)	(17,119)
Net premiums earned	38,007	29,890	39,167	12,282	29,219	5,518	154,083

Direct losses and loss adjustment expenses	31,392	12,624	69,380	13,134	28,144	1,491	156,165
Assumed losses and loss adjustment expenses	-	-	-	244	-	1,301	1,545
Ceded losses and loss adjustment expenses	173	-	(709)	(3,214)	(5,136)	(100)	(8,986)
Net losses and loss adjustment expenses	31,565	12,624	68,671	10,164	23,008	2,692	148,724

Gross margin	6,442	17,266	(29,504)	2,118	6,211	2,826	5,359

Underwriting and general expenses	11,321	12,958	12,029	1,057	10,912	1,373	49,650
Underwriting gain (loss)	(4,879)	4,308	(41,533)	1,061	(4,701)	1,453	(44,291)

Fee and other income		642					843
		4,950
Net investment income							3,668
Net investment losses							(16,664)
Loss before income taxes							(56,444)
Income tax benefit							(11,847)
Net loss							(44,597)
Net loss attributable to non-controlling interest							(596)
Net loss attributable to NI Holdings, Inc.							$(44,001)

Operating Ratios:
Loss and loss adjustment expense ratio	83.1%	42.2%	175.3%	82.8%	78.7%	48.8%	96.5%
Expense ratio	29.8%	43.4%	30.7%	8.6%	37.3%	24.9%	32.2%
Combined ratio	112.8%	85.6%	206.0%	91.4%	116.1%	73.7%	128.7%

NI Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$37,700	$28,844	$41,391	$14,558	$30,917	$2,392	$155,802
Assumed premiums earned	-	-	-	2,084	-	2,880	4,964
Ceded premiums earned	(2,134)	(688)	(5,564)	(8,242)	(4,559)	(163)	(21,350)
Net premiums earned	35,566	28,156	35,827	8,400	26,358	5,109	139,416

Direct losses and loss adjustment expenses	27,653	16,290	27,324	22,375	19,958	577	114,177
Assumed losses and loss adjustment expenses	-	-	-	523	-	2,385	2,908
Ceded losses and loss adjustment expenses	(494)	-	(1,484)	(13,005)	(2,295)	-	(17,278)
Net losses and loss adjustment expenses	27,159	16,290	25,840	9,893	17,663	2,962	99,807

Gross margin	8,407	11,866	9,987	(1,493)	8,695	2,147	39,609

Underwriting and general expenses	10,126	10,939	10,684	1,967	9,792	1,319	44,827
Underwriting gain (loss)	(1,719)	927	(697)	(3,460)	(1,097)	828	(5,218)

Fee and other income		693					837
		1,620
Net investment income							3,246
Net investment gains							10,512
Income before income taxes							9,377
Income tax expense							2,329
Net income							7,048
Net income attributable to non-controlling interest							23
Net income attributable to NI Holdings, Inc.							$7,025

Operating Ratios:
Loss and loss adjustment expense ratio	76.4%	57.9%	72.1%	117.8%	67.0%	58.0%	71.6%
Expense ratio	28.5%	38.9%	29.8%	23.4%	37.2%	25.8%	32.2%
Combined ratio	104.8%	96.7%	101.9%	141.2%	104.2%	83.8%	103.7%

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. You should also review Part I, Item 1A, “Risk Factors” included in the Company’s 2021 Annual Report for a discussion of important factors, including COVID-19 or a future pandemic, and changing climate conditions, that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein are in thousands.

Results of Operations

The consolidated net loss for the Company was $46,636 for the three months ended June, 2022, compared to net loss of $2,734 for the three months ended June, 2021. The consolidated net loss for NI Holdings was $44,597 for the six months ended June 30, 2022, compared to net income of $7,048 for the six months ended June 30, 2021.

The major components of the Company’s operating revenues and net income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$84,496	$76,281	$154,083	$139,416
Fee and other income	415	520	843	837
Net investment income	2,015	1,710	3,668	3,246
Net investment gains (losses)	(11,136)	4,701	(16,664)	10,512
Total revenues	75,790	83,212	141,930	154,011

Components of net income:
Net premiums earned	84,496	76,281	154,083	139,416
Losses and loss adjustment expenses	108,595	62,918	148,724	99,807
Amortization of deferred policy acquisition costs and other underwriting and general expenses	26,246	23,589	49,650	44,827
Underwriting loss	(50,345)	(10,226)	(44,291)	(5,218)

Fee and other income	415	520	843	837
Net investment income	2,015	1,710	3,668	3,246
Net investment gains (losses)	(11,136)	4,701	(16,664)	10,512
Income (loss) before income taxes	(59,051)	(3,295)	(56,444)	9,377
Income tax expense (benefit)	(12,415)	(561)	(11,847)	2,329
Net income (loss)	$(46,636)	$(2,734)	$(44,597)	$7,048

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net premiums earned:
Direct premium	$94,251	$87,059	$167,650	$155,802
Assumed premium	1,691	3,516	3,552	4,964
Ceded premium	(11,446)	(14,294)	(17,119)	(21,350)
Total net premiums earned	$84,496	$76,281	$154,083	$139,416

The Company’s net premiums earned for the three months ended June 30, 2022, increased $8,215, or 10.8%, compared to the three months ended June 30, 2021. Net premiums earned for the six months ended June 30, 2022, increased $14,667, or 10.5%, compared to the six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net premiums earned:
Private passenger auto	$19,265	$18,068	$38,007	$35,566
Non-standard auto	15,512	14,898	29,890	28,156
Home and farm	19,955	18,373	39,167	35,827
Crop	12,295	8,353	12,282	8,400
Commercial	15,031	14,020	29,219	26,358
All other	2,438	2,569	5,518	5,109
Total net premiums earned	$84,496	$76,281	$154,083	$139,416

Below are comments regarding net premiums earned by business segment:

Private passenger auto – Net premiums earned for the second quarter of 2022 increased $1,197, or 6.6%, from the second quarter of 2021. Net premiums earned for the first six months of 2022 increased $2,441, or 6.9% from the first six months of 2021. Results were driven by continued new business growth and rate increases in South Dakota and Nebraska.

Non-standard auto – Net premiums earned for the second quarter of 2022 increased $614, or 4.1%, from the second quarter of 2021. Net premiums earned for the first six months of 2022 increased $1,734, or 6.2% from the first six months of 2021. Results were driven by new business growth and recent rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the second quarter of 2022 increased $1,582, or 8.6%, from the second quarter of 2021. Net premiums earned for the first six months of 2022 increased $3,340, or 9.3% from the first six months of 2021. Results were driven by increasing insured property values as a result of increased inflationary factors.

Crop – Net premiums earned for the second quarter of 2022 increased $3,942, or 47.2%, from the second quarter of 2021. Net premiums earned for the first six months of 2022 increased $3,882, or 46.2% from the first six months of 2021. This increase was driven by a 20.4% increase in direct written premium for multi-peril crop insurance due to higher commodity prices. In addition, earned premiums increased as a result of ceding significantly less multi-peril crop insurance business into the Assigned Risk fund in 2022 compared to the prior year.

Commercial – Net premiums earned for the second quarter of 2022 increased $1,011, or 7.2%, from the second quarter of 2021. Net premiums earned for the first six months of 2022 increased $2,861, or 10.9% from the first six months of 2021. These increases were primarily driven by increasing insured values as a result of inflationary factors as well as continued increases in both price and new business production.

All other – Net premiums earned for the second quarter of 2022 decreased $131, or 5.1%, from the second quarter of 2021 as a result of the Company’s decision to non-renew its participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022. Net premiums earned for the first six months of 2022 increased $409, or 8.0% from the first six months of 2021 as a result of our increased participation during 2021 in the assumed domestic and international reinsurance pool of business. These results are communicated to the Company one to three months following the end of the reporting period. Accordingly, these results are generally reflected in the Company’s financial statements on a quarter lag basis, and as a result, the first quarter of 2022 continued to be impacted by our participation in these pools.

Losses and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$110,670	$76,599	$156,165	$114,177
Assumed losses and loss adjustment expenses	1,535	1,960	1,545	2,908
Ceded losses and loss adjustment expenses	(3,610)	(15,641)	(8,986)	(17,278)
Total net losses and loss adjustment expenses	$108,595	$62,918	$148,724	$99,807

The Company’s net losses and loss adjustment expenses for the three months ended June 30, 2022, increased $45,677, or 72.6%, compared to the three months ended June 30, 2021. The Company’s net losses and loss adjustment expenses for the six months ended June 30, 2022, increased $48,917, or 49.0%, compared to the six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net losses and loss adjustment expenses:
Private passenger auto	$16,854	$14,905	$31,565	$27,159
Non-standard auto	4,133	11,490	12,624	16,290
Home and farm	61,831	18,208	68,671	25,840
Crop	10,330	9,332	10,164	9,893
Commercial	12,991	7,264	23,008	17,663
All other	2,456	1,719	2,692	2,962
Total net losses and loss adjustment expenses	$108,595	$62,918	$148,724	$99,807

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss and loss adjustment expenses ratio:
Private passenger auto	87.5%	82.5%	83.1%	76.4%
Non-standard auto	26.6%	77.1%	42.2%	57.9%
Home and farm	309.9%	99.1%	175.3%	72.1%
Crop	84.0%	111.7%	82.8%	117.8%
Commercial	86.4%	51.8%	78.7%	67.0%
All other	100.7%	66.9%	48.8%	58.0%
Total loss and loss adjustment expenses ratio	128.5%	82.5%	96.5%	71.6%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio increased 5.0 percentage points and 6.7 percentage points in the three- and six-month periods ended June 30, 2022, compared to the same periods in 2021. These increases were driven by elevated loss severity due to inflationary factors and increased weather-related comprehensive losses in Nebraska and South Dakota. We are addressing the increasing frequency and severity through aggressive underwriting actions and planned rate increases.

Non-standard auto – The net loss and loss adjustment expense ratio decreased 50.5 percentage points and 15.7 percentage points in the three- and six-month periods ended June 30, 2022, compared to the same periods in 2021. These decreases were driven by favorable prior year reserve development in second quarter of 2022 along with other successful strategic underwriting initiatives taken in our Las Vegas market, partially offset by elevated loss severity as a result of inflationary factors. Continued rate increases will be necessary to combat the increasing severity as a result of the inflationary factors.

Home and farm – The net loss and loss adjustment expense ratio increased 210.8 percentage points and 103.2 percentage points in the three- and six-month periods ended June 30, 2022, compared to the same periods in 2021. These increases were driven by catastrophe losses in Nebraska and South Dakota during second quarter of 2022. Catastrophe losses for the Home and Farm segment in the second quarters of 2022 and 2021 accounted for 211.6 percentage points and 41.8 percentage points, respectively, of the net loss and loss adjustment expense ratio.

Crop – The net loss and loss adjustment expense ratio decreased 27.7 percentage points and 35.0 percentage points in the three- and six-month periods ended June 30, 2022, compared to the same periods in 2021. This improvement was due to improved crop growing conditions in 2022 in comparison to the extreme drought conditions faced in 2021.

Commercial – The net loss and loss adjustment expense ratio increased 34.6 percentage points and 11.7 percentage points in the three- and six-month periods ended June 30, 2022, compared to the same periods in 2021. These increases were driven by increased frequency and severity of fire losses in the Westminster book of business during second quarter of 2022. The remaining portion of the Commercial segment also produced unprofitable results due to severe weather during the current quarter.

All other – The net loss and loss adjustment expense ratio increased 33.8 percentage points in the three-month period ended June 30, 2022, compared to the same period for 2021. The increase for the second quarter of 2022 was driven by our share of a significant catastrophe loss occurrence within a reciprocal catastrophe pool that we participate in. The net loss and loss adjustment expense ratio decreased 9.2 percentage points in the six-month period ended June 30, 2022 compared to the same period for 2021. The year-to-date loss and loss adjustment expense ratio was also impacted by favorable prior year development in our assumed domestic and international reinsurance pool of business.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs decreased $3,642, or 18.3%, in the three months ended June 30, 2022, compared to the same period in 2021, and decreased $1,606, or 4.8%, in the six months ended June 30, 2022 compared to the same period in 2021. These decreases are the result of the Company refining the methodology for calculating deferred policy acquisition costs and the related amortization during the third quarter of 2021 and the impact of the previous methodology on the first six months of 2021. The effects of the change in methodology are partially offset by premium growth and the related deferrable policy acquisition costs.

Other Underwriting and General Expenses

Other underwriting and general expenses increased $6,299, or 170.1%, in the three months ended June 30, 2022, compared to the same period in 2021, and increased $6,429, or 56.6%, in the six months ended June 30, 2022 compared to the same period in 2021. These increases are the result of the Company refining the methodology for calculating deferred policy acquisition costs and the related amortization during the third quarter of 2021. Utilizing the previous methodology resulted in higher deferrable expenses for the first six months of 2021 and lower other underwriting and general expenses.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Underwriting gain (loss):
Private passenger auto	$(3,142)	$(1,604)	$(4,879)	$(1,719)
Non-standard auto	4,512	(3,117)	4,308	927
Home and farm	(47,932)	(4,908)	(41,533)	(697)
Crop	356	(2,410)	1,061	(3,460)
Commercial	(3,536)	1,579	(4,701)	(1,097)
All other	(603)	234	1,453	828
Total underwriting gain (loss)	$(50,345)	$(10,226)	$(44,291)	$(5,218)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Combined ratio:
Private passenger auto	116.3%	108.9%	112.8%	104.8%
Non-standard auto	70.9%	120.9%	85.6%	96.7%
Home and farm	340.2%	126.7%	206.0%	101.9%
Crop	97.1%	128.9%	91.4%	141.2%
Commercial	123.5%	88.7%	116.1%	104.2%
All other	124.7%	90.9%	73.7%	83.8%
Combined ratio	159.6%	113.4%	128.7%	103.7%

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

The total underwriting loss increased $40,119, or 392.3%, for the three-month period ended June 30, 2022, compared to the same period in 2021. The total underwriting loss increased $39,073, or 748.8%, for the six-month period ended June 30, 2022, compared to the same period in 2021. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio increased 46.2 percentage points in the three-month period ended June 30, 2022, compared to the same periods in 2021. The overall combined ratio increased 25.0 percentage points in the six-month period ended June 30, 2022, compared to the same periods in 2021. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

Fee and Other Income

The Company had fee and other income of $415 for the three months ended June 30, 2022, compared to $520 for the three months ended June 30, 2021. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $254 for the three months ended June 30, 2022, from $361 for the three months ended June 30, 2021, due to a reduction in policies that generate fee income.

The Company had fee and other income of $843 for the six months ended June 30, 2022, compared to $837 for the six months ended June 30, 2021. Fee income on the non-standard auto business decreased slightly to $642 for the six months ended June 30, 2022, from $693 for the six months ended June 30, 2021, due to a reduction in policies that generate fee income.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average cash and invested assets	$474,133	$503,433	$487,745	$500,409
Net investment income	$2,015	$1,710	$3,668	$3,246

Gross return on average cash and invested assets	2.4%	2.0%	2.3%	2.0%
Net return on average cash and invested assets	1.7%	1.4%	1.5%	1.3%

Net investment income increased $305 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Net investment income increased $422 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. These increases were primarily driven by an increase in the overall portfolio book value (measured at cost or amortized cost) as well as a higher allocation of invested assets to private placement securities and high dividend yield equities.

The Company’s net return on average cash and invested assets increased year-over-year, driven by a decrease in average cash and invested assets (measured at fair value) as a result of unfavorable market conditions for both fixed income and equity securities as well as higher net investment income.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$1,201	$2,936	$2,320	$6,961
Gross realized losses, excluding other-than-temporary impairment losses	(174)	(61)	(355)	(184)
Net realized gains	1,027	2,875	1,965	6,777
Change in net unrealized gains on equity securities	(12,163)	1,826	(18,629)	3,735
Net investment gains (losses)	$(11,136)	$4,701	$(16,664)	$10,512

The Company had net realized gains of $1,027 and $1,965 for the three and six months ended June 30, 2022, compared to gains of $2,875 and $6,777 for the three and six months ended June 30, 2021. The Company reported no other-than-temporary losses during any of the periods presented.

The Company experienced a decrease in net unrealized gains on equity securities of $12,163 and $18,629 during the three and six months ended June 30, 2022, respectively, driven by the impact of changes in fair value attributable to unfavorable equity markets. The Company experienced an increase in net unrealized gains on equity securities of $1,826 and $3,735 during the three and six months ended June 30, 2021, respectively, driven by the impact of changes in fair value attributable to favorable equity markets. In addition to the impact of the overall equity markets, the Company’s sales activity (and resulting gains and losses) will impact the level and direction of the change in the net unrealized gain or loss of its equity securities portfolio. During the three and six months ended June 30, 2022, the Company had net realized gains on its equity securities of $1,132 and $2,027, respectively, compared to net realized gains of $2,550 and $6,351 during the three and six months ended June 30, 2021.

The Company’s fixed income securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $16,283 and $37,220 during the three and six months ended June 30, 2022, respectively, compared to net unrealized gains (losses) of $2,835 and $(4,322) during the three and six months ended June 30, 2021. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended June 30, 2022, the Company had a pre-tax loss of $59,051 compared to a pre-tax loss of $3,295 for the three months ended June 30, 2021. The increase in pre-tax loss was largely attributable to the significant catastrophe losses in Nebraska and South Dakota during the quarter, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

For the six months ended June 30, 2022, the Company had a pre-tax loss of $56,444 compared to pre-tax income of $9,377 for the six months ended June 30, 2021. The decrease in pre-tax income was largely attributable to the significant catastrophe losses in Nebraska and South Dakota during the second quarter of 2022, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $12,415 for the three months ended June 30, 2022, compared to an income tax benefit of $561 for the three months ended June 30, 2021. Our effective tax rate for the second quarter of 2022 was 21.0% compared to an effective tax rate of 17.0% for the second quarter of 2021.

The Company recorded an income tax benefit of $11,847 for the six months ended June 30, 2022, compared to income tax expense of $2,329 for the six months ended June 30, 2021. Our effective tax rate for the first six months of 2022 was 21.0% compared to an effective tax rate of 24.8% for the first six months of 2021.

A portion of the effective tax rate is attributable to Illinois state income taxes.

Net Income (Loss)

For the three months ended June 30, 2022, the Company had a net loss before non-controlling interest of $46,636 compared to net loss of $2,734 for the three months ended June 30, 2021. The decrease was largely attributable to the significant catastrophe losses in Nebraska and South Dakota during the quarter, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

For the six months ended June 30, 2022, the Company had a net loss before non-controlling interest of $44,597 compared to net income of $7,048 for the six months ended June 30, 2021. The decrease was largely attributable to the significant catastrophe losses in Nebraska and South Dakota during the second quarter of 2022, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

Return on Average Equity

For the three months ended June 30, 2022, the Company had annualized return on average equity, after non-controlling interest, of (61.4)% compared to annualized return on average equity, after non-controlling interest, of (3.0)% for the three months ended June 30, 2021.

For the six months ended June 30, 2022, the Company had annualized return on average equity, after non-controlling interest, of (28.7)% compared to annualized return on average equity, after non-controlling interest, of 4.3% for the six months ended June 30, 2021.

Average equity is calculated as the average between beginning and ending shareholders’ equity, excluding non-controlling interest for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. The Company is required to make estimates and assumptions in certain circumstances that affect amounts reported in the Unaudited Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2021 Annual Report. There have been no changes in our critical accounting policies from December 31, 2021.

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

In 2018, we used $17,000 for the acquisition of Direct Auto, which was paid in cash at closing. On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022. The Company anticipates using the net proceeds from the IPO to satisfy the remaining obligation in December 2022.

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

The change in cash and cash equivalents for the six months ended June 30, 2022, and 2021, were as follows:

	Six Months Ended June 30,
	2022	2021
Net cash flows from operating activities	$13,647	$21,708
Net cash flows from investing activities	(12,075)	(52,140)
Net cash flows from financing activities	(9,163)	(9,422)
Net decrease in cash and cash equivalents	$(7,591)	$(39,854)

For the six months ended June 30, 2022, net cash provided by operating activities totaled $13,647 compared to $21,708 a year ago. This decrease was primarily driven by higher claim payments related to catastrophe losses during the current quarter, lower realized investment gains, and higher levels of premiums and agents’ balances receivable, which were partially offset by an increase in payments received on reinsurances recoverables on losses.

For the six months ended June 30, 2022, net cash used by investing activities totaled $12,075 compared to $52,140 a year ago. This decrease in cash used was attributable to the significant catastrophe losses in Nebraska and South Dakota during the current quarter, which resulted in less available cash for investment purchases. The decrease was also attributable to the Company investing a higher level of excess cash during the first quarter of 2021.

For the six months ended June 30, 2022, net cash used by financing activities totaled $9,163 compared to $9,422 a year ago. This decrease was primarily attributable to the Company repurchasing shares of its own common stock for $1,931 during the first half of 2022, compared to $2,267 during the first half of 2021.

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

The amount available for payment of dividends from Nodak Insurance to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2022, or the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2022, or the year ended December 31, 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the six months ended June 30, 2022, or the year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2, “Basis of Presentation and Accounting Policies--Recent Accounting Pronouncements” in this Quarterly Report on Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2022, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report.

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

Direct Auto was acquired on August 31, 2018, with $17,000 of the net proceeds from the IPO.

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the six months ended June 30, 2022, we completed the repurchase of 111,244 shares of our common stock for $1,932 under this authorization.

On May 9, 2022, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock.

Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1-30, 2022	20,466	$16.40	20,466	$2,111
May 1-31, 2022	20,596	16.39	20,596	11,772
June 1-30, 2022	15,310	16.88	15,310	11,514
Total	56,372	$16.58	56,372	$11,514

(1)	Shares purchased pursuant to the August 11, 2021 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.

(2)

Maximum dollar value of shares that may yet be purchased consist of up to approximately $1,514 under the August 11, 2021, publicly announced repurchase authorization and up to approximately $10,000 under the May 9, 2022, publicly announced share repurchase authorization.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2022.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)