Form 10-Q
period 2022-09-30
NI Holdings, Inc.
filed 2022-11-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s common stock outstanding on October 31, 2022 was 21,122,367. No preferred shares are issued or outstanding.

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this quarterly report on Form 10-Q:

•

“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company), Direct Auto Insurance Company (acquired August 31, 2018), and Westminster American Insurance Company (acquired January 1, 2020), for periods discussed after completion of the conversion (discussed below), and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and cash equivalents	$54,277	$70,623
Fixed income securities, at fair value	294,211	364,651
Equity securities, at fair value	58,377	77,690
Other investments	2,005	2,005
Total cash and investments	408,870	514,969

Premiums and agents' balances receivable	102,970	51,452
Deferred policy acquisition costs	29,819	24,947
Reinsurance recoverables on losses	32,990	21,200
Income tax recoverable	11,384	364
Accrued investment income	2,197	2,524
Property and equipment	9,924	9,869
Deferred income taxes	11,975	-
Goodwill and other intangibles	17,368	17,722
Other assets	9,040	8,735
Total assets	$636,537	$651,782

Liabilities:
Unpaid losses and loss adjustment expenses	$185,937	$139,662
Unearned premiums	154,409	127,789
Reinsurance premiums payable	1,549	326
Deferred income taxes	-	5,506
Payable to Federal Crop Insurance Corporation	4,700	4,962
Westminster consideration payable	6,654	13,020
Accrued expenses and other liabilities	32,467	13,104
Total liabilities	385,716	304,369

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2022 – 21,147,681 shares, 2021 – 21,219,808 shares	230	230
Preferred stock, without par value, authorized 5,000,000 shares; no shares issued or outstanding	-	-
Additional paid-in capital	95,980	98,166
Unearned employee stock ownership plan shares	(1,184)	(1,184)
Retained earnings	213,231	267,207
Accumulated other comprehensive income (loss), net of income taxes	(31,986)	5,237
Treasury stock, at cost, 2022 – 1,733,894 shares, 2021 – 1,661,767 shares	(27,508)	(26,452)
Non-controlling interest	2,058	4,209
Total shareholders’ equity	250,821	347,413

Total liabilities and shareholders’ equity	$636,537	$651,782

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$89,532	$82,173	$243,615	$221,589
Fee and other income	476	501	1,319	1,338
Net investment income	2,035	1,713	5,703	4,959
Net investment gains (losses)	(2,868)	222	(19,532)	10,734
Total revenues	89,175	84,609	231,105	238,620

Expenses:
Losses and loss adjustment expenses	78,917	65,742	227,641	165,549
Amortization of deferred policy acquisition costs	17,589	12,898	49,456	46,371
Other underwriting and general expenses	5,912	12,450	23,695	23,804
Total expenses	102,418	91,090	300,792	235,724

Income (loss) before income taxes	(13,243)	(6,481)	(69,687)	2,896
Income tax expense (benefit)	(3,074)	(1,622)	(14,921)	707
Net income (loss)	(10,169)	(4,859)	(54,766)	2,189
Net income (loss) attributable to non-controlling interest	(184)	(122)	(780)	(99)
Net income (loss) attributable to NI Holdings, Inc.	$(9,985)	$(4,737)	$(53,986)	$2,288

Earnings (loss) per common share:
Basic	$(0.47)	$(0.22)	$(2.53)	$0.11
Diluted	$(0.47)	$(0.22)	$(2.53)	$0.11

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,328,383	21,411,654	21,360,151	21,446,192
Plus: Dilutive securities	-	-	-	223,784
Weighted average common shares used in diluted per common share calculations	21,328,383	21,411,654	21,360,151	21,669,976

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(9,985)	$(184)	$(10,169)	$(53,986)	$(780)	$(54,766)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(12,319)	(447)	(12,766)	(48,254)	(1,794)	(50,048)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	19	20	39	81	20	101
Other comprehensive income (loss), before income taxes	(12,300)	(427)	(12,727)	(48,173)	(1,774)	(49,947)
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,796	97	2,893	10,950	403	11,353
Other comprehensive income (loss), net of income taxes	(9,504)	(330)	(9,834)	(37,223)	(1,371)	(38,594)

Comprehensive income (loss)	$(19,489)	$(514)	$(20,003)	$(91,209)	$(2,151)	$(93,360)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(4,737)	$(122)	$(4,859)	$2,288	$(99)	$2,189

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(1,943)	(58)	(2,001)	(5,674)	(223)	(5,897)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(118)	(2)	(120)	(544)	(2)	(546)
Other comprehensive income(loss), before income taxes	(2,061)	(60)	(2,121)	(6,218)	(225)	(6,443)
Income tax benefit (expense) related to items of other comprehensive income (loss)	433	12	445	1,306	47	1,353
Other comprehensive income (loss), net of income taxes	(1,628)	(48)	(1,676)	(4,912)	(178)	(5,090)

Comprehensive income (loss)	$(6,365)	$(170)	$(6,535)	$(2,624)	$(277)	$(2,901)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

Net income (loss)	-	-	-	(9,985)	-	-	(184)	(10,169)
Other comprehensive income (loss), net of income taxes	-	-	-	-	(9,504)	-	(330)	(9,834)
Purchase of treasury stock	-	-	-	-	-	(939)	-	(939)
Share-based compensation	-	(645)	-	-	-	-	-	(645)
Issuance of vested award shares	-	(202)	-	(1)	-	-	-	(203)
Balance,end of period	$230	$95,980	$(1,184)	$213,231	$(31,986)	$(27,508)	$2,058	$250,821

Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net income (loss)	-	-	-	(53,986)	-	-	(780)	(54,766)
Other comprehensive income (loss), net of income taxes	-	-	-	-	(37,223)	-	(1,371)	(38,594)
Purchase of treasury stock	-	-	-	-	-	(2,870)	-	(2,870)
Share-based compensation	-	406	-	-	-	-	-	406
Issuance of vested award shares	-	(2,592)	-	10	-	1,814	-	(768)
Balance, end of period	$230	$95,980	$(1,184)	$213,231	$(31,986)	$(27,508)	$2,058	$250,821

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$96,729	$(1,427)	$265,816	$9,556	$(24,403)	$4,438	$350,939

Net income (loss)	-	-	-	(4,737)	-	-	(122)	(4,859)
Other comprehensive income (loss), net of income taxes	-	-	-	-	(1,628)	-	(48)	(1,676)
Purchase of treasury stock	-	-	-	-	-	(944)	-	(944)
Share-based compensation	-	516	-	-	-	-	-	516
Issuance of vested award shares	-	-	-	-	-	-	-	-
Balance, end of period	$230	$97,245	$(1,427)	$261,079	$7,928	$(25,347)	$4,268	$343,976

Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, beginning of period	$230	$97,911	$(1,427)	$258,741	$12,840	$(23,968)	$4,545	$348,872

Net income (loss)	-	-	-	2,288	-	-	(99)	2,189
Other comprehensive income (loss), net of income taxes	-	-	-	-	(4,912)	-	(178)	(5,090)
Purchase of treasury stock	-	-	-	-	-	(3,211)	-	(3,211)
Share-based compensation	-	1,704	-	-	-	-	-	1,704
Issuance of vested award shares	-	(2,370)	-	50	-	1,832	-	(488)
Balance, end of period	$230	$97,245	$(1,427)	$261,079	$7,928	$(25,347)	$4,268	$343,976

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(54,766)	$2,189
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment losses (gains)	19,532	(10,734)
Deferred income tax expense (benefit)	(6,128)	(1,304)
Depreciation of property and equipment	517	503
Amortization of intangibles	354	354
Share-based compensation	406	1,704
Amortization of deferred policy acquisition costs	49,456	46,371
Deferral of policy acquisition costs	(54,328)	(47,879)
Net amortization of premiums and discounts on investments	1,251	1,546
Loss (gain) on sale of property and equipment	(186)	4
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(51,518)	(33,865)
Reinsurance premiums receivable / payable	1,223	1,298
Reinsurance recoverables on losses	(11,790)	(33,968)
Accrued investment income	327	(72)
Federal Crop Insurance Corporation receivable / payable	(262)	(2,716)
Income tax recoverable / payable	(11,020)	(3,429)
Other assets	(305)	(3,163)
Unpaid losses and loss adjustment expenses	46,275	73,826
Unearned premiums	26,620	17,736
Accrued expenses and other liabilities	19,662	1,088
Net cash flows from operating activities	(24,680)	9,489

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	68,584	54,492
Proceeds from sales of equity securities	13,598	26,790
Purchases of fixed income securities	(49,444)	(112,940)
Purchases of equity securities	(13,715)	(21,091)
Purchases of property and equipment	(384)	(557)
Proceeds from sale of other investments and other	-	835
Net cash flows from investing activities	18,639	(52,471)

Cash flows from financing activities:
Purchases of treasury stock	(2,870)	(3,211)
Installment payment on Westminster consideration payable	(6,667)	(6,667)
Issuance of vested award shares	(768)	(488)
Net cash flows from financing activities	(10,305)	(10,366)

Net decrease in cash and cash equivalents	(16,346)	(53,348)

Cash and cash equivalents at beginning of period	70,623	101,077

Cash and cash equivalents at end of period	$54,277	$47,729

Federal and state income taxes paid	$2,360	$5,440

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

These Unaudited Consolidated Financial Statements include the financial position and results of NI Holdings and the following other entities:

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

Nodak Agency, Inc

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

The preparation of the interim Unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Unaudited Consolidated Financial Statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2021 Annual Report were consistently applied to the Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2022 and 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), we have elected to use the extended transition period for complying with any new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. We will lose our EGC status December 31, 2022. The following discussion includes effective dates for both public business entities and EGCs, as well as whether specific guidance may be adopted early.

Not Yet Adopted

In February 2016, the FASB issued new guidance that requires lessees to recognize leases, including operating leases, on the lessee’s Consolidated Balance Sheet, unless a lease is considered a short-term lease. The new guidance also requires entities to make new judgments to identify leases. In July 2018, the FASB issued additional guidance to allow an optional transition method. An entity may apply the new lease guidance at the beginning of the earliest period presented in the financial statements, or at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance was effective for annual and interim reporting periods beginning after December 15, 2018, for public business entities. For private companies and EGCs, this guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, when we lose our EGC status. We do not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations, or cash flows. Upon adoption, the Company will recognize a right of use asset and operating lease liability on its Consolidated Balance Sheet. The cumulative adjustment to retained earnings is not expected to be significant.

In June 2016, the FASB issued a new standard that requires timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also requires financial institutions and other organizations to use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied prior to adoption of this standard are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses. Organizations are to continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Finally, the guidance amends the accounting for credit losses on available-for-sale fixed income securities and purchased financial assets with credit deterioration. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, for filers with the Securities and Exchange Commission (“SEC”) excluding smaller reporting companies, and EGCs that did not relinquish private company relief. For all other entities, this guidance will be effective for annual reporting periods beginning after December 15, 2022, and interim periods within those fiscal years. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, when we lose our EGC status. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

In December 2019, the FASB issued amended guidance to simplify the accounting for income taxes. The amended guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, for public business entities. For private companies and EGCs, the amended guidance will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We will adopt this guidance in the fourth quarter of the year ended December 31, 2022, when we lose our EGC status. Based on our evaluation, adoption of this new standard will not have a significant impact on our financial position, results of operations, and cash flows.

On August 16, 2022, the government of the United States of America (“U.S.”) enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company is not expected to be subject to the AMT based on its reported GAAP earnings for the past three years. While we periodically repurchase our stock, it is expected that any excise tax incurred on corporate stock repurchases will be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax or other expense. Based on our evaluation, the Company does not expect this legislation to have a significant impact on our financial position, results of operations, and cash flows.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

3.Investments

The amortized cost and estimated fair value of fixed income securities as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,176	$3	$(1,042)	$10,137
Obligations of states and political subdivisions	62,849	2	(7,476)	55,375
Corporate securities	138,603	40	(17,863)	120,780
Residential mortgage-backed securities	42,632	-	(6,238)	36,394
Commercial mortgage-backed securities	32,355	-	(4,688)	27,667
Asset-backed securities	45,087	1	(5,199)	39,889
Redeemable preferred stocks	4,746	-	(777)	3,969
Total fixed income securities	$337,448	$46	$(43,283)	$294,211

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,118	$467	$(87)	$13,498
Obligations of states and political subdivisions	84,668	2,979	(353)	87,294
Corporate securities	144,476	4,214	(1,069)	147,621
Residential mortgage-backed securities	26,190	266	(300)	26,156
Commercial mortgage-backed securities	32,878	815	(161)	33,532
Asset-backed securities	52,604	131	(313)	52,422
Redeemable preferred stocks	4,008	136	(16)	4,128
Total fixed income securities	$357,942	$9,008	$(2,299)	$364,651

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	September 30, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,662	$10,534
After one year through five years	83,431	77,755
After five years through ten years	77,360	65,378
After ten years	41,175	32,625
Mortgage / asset-backed securities	120,074	103,950
Redeemable preferred stocks	4,746	3,969
Total fixed income securities	$337,448	$294,211

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,457	$14,586
After one year through five years	82,429	84,760
After five years through ten years	82,270	84,173
After ten years	63,106	64,894
Mortgage / asset-backed securities	111,672	112,110
Redeemable preferred stocks	4,008	4,128
Total fixed income securities	$357,942	$364,651

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $6,650 at September 30, 2022, and $7,977 at December 31, 2021, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	September 30, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,546	$(584)	$2,227	$(458)	$9,773	$(1,042)
Obligations of states and political subdivisions	47,043	(5,250)	7,205	(2,226)	54,248	(7,476)
Corporate securities	89,929	(11,092)	28,951	(6,771)	118,880	(17,863)
Residential mortgage-backed securities	24,399	(3,460)	11,995	(2,778)	36,394	(6,238)
Commercial mortgage-backed securities	24,091	(3,841)	3,303	(847)	27,394	(4,688)
Asset-backed securities	28,379	(3,231)	11,487	(1,968)	39,866	(5,199)
Redeemable preferred stocks	3,171	(575)	798	(202)	3,969	(777)
Total fixed income securities	$224,558	$(28,033)	$65,966	$(15,250)	$290,524	$(43,283)

	December 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,125	$(87)	$-	$-	$3,125	$(87)
Obligations of states and political subdivisions	19,769	(350)	222	(3)	19,991	(353)
Corporate securities	46,816	(1,015)	1,895	(54)	48,711	(1,069)
Residential mortgage-backed securities	17,407	(261)	1,434	(39)	18,841	(300)
Commercial mortgage-backed securities	11,287	(160)	216	(1)	11,503	(161)
Asset-backed securities	28,797	(308)	995	(5)	29,792	(313)
Redeemable preferred stocks	1,493	(16)	-	-	1,493	(16)
Total fixed income securities	$128,694	$(2,197)	$4,762	$(102)	$133,456	$(2,299)

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period in which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects, and overall financial condition of the issuer, (iii) the significance of the decline, and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. When our analysis of the above factors results in the conclusion that declines in fair values are other than temporary, the credit loss component of the impairment is reflected in net income (loss) as a realized loss on investment if the Company does not intend to sell the security, and the remaining portion of the other-than-temporary loss is recognized in other comprehensive income (loss), net of income taxes. If the Company intends to sell the security, or determines that it is more likely than not that it will be required to sell the security prior to recovering its cost or amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary loss is recognized in net income (loss). The Company did not record any other-than-temporary impairments during the three- or nine-month periods ending September 30, 2022, or the year ended December 31, 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed income securities	$2,303	$2,104	$6,870	$6,227
Equity securities	402	275	1,126	820
Real estate	149	156	390	469
Cash and cash equivalents	18	1	30	3
Total gross investment income	2,872	2,536	8,416	7,519
Investment expenses	837	823	2,713	2,560
Net investment income	$2,035	$1,713	$5,703	$4,959

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains:
Fixed income securities	$67	$131	$118	$572
Equity securities	1,219	2,674	3,488	9,194
Total gross realized gains	1,286	2,805	3,606	9,766

Gross realized losses, excluding other-than-temporary impairment losses:
Fixed income securities	(106)	(12)	(219)	(26)
Equity securities	(1,097)	(60)	(1,339)	(230)
Total gross realized losses, excluding other-than-temporary impairment losses	(1,203)	(72)	(1,558)	(256)

Net realized gains	83	2,733	2,048	9,510

Change in net unrealized gain on equity securities	(2,951)	(2,511)	(21,580)	1,224
Net investment gains (losses)	$(2,868)	$222	$(19,532)	$10,734

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of the Company or other third-parties, are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which could have been realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This independent pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios. The independent pricing service did not use broker quotes in determining any fair values of the Company’s investments at September 30, 2022, or December 31, 2021.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the pricing service for the nine-month period ended September 30, 2022, or the year ended December 31, 2021. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level I inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level II inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level II based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level III at September 30, 2022, or December 31, 2021.

The following tables set forth our assets which are measured at fair value on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2022
	Total	Level I	Level II	Level III
Fixed income securities:
U.S. Government and agencies	$10,137	$-	$10,137	$-
Obligations of states and political subdivisions	55,375	-	55,375	-
Corporate securities	120,780	-	120,780	-
Residential mortgage-backed securities	36,394	-	36,394	-
Commercial mortgage-backed securities	27,667	-	27,667	-
Asset-backed securities	39,889	-	39,889	-
Redeemable preferred stock	3,969	-	3,969	-
Total fixed income securities	294,211	-	294,211	-

Equity securities:
Common stock	56,569	56,569	-	-
Non-redeemable preferred stock	1,808	1,808	-	-
Total equity securities	58,377	58,377	-	-

Cash equivalents	26,357	26,357	-	-
Total assets at fair value	$378,945	$84,734	$294,211	$-

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2022, or December 31, 2021.

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

During the nine-month period ended September 30, 2022, the Company retained the first $15,000 of weather-related losses from catastrophic events and had reinsurance under various reinsurance agreements up to $125,000 in excess of its $15,000 retained risk. The Company experienced multiple severe weather events during the second quarter of 2022 which have continued to develop during the third quarter of 2022 and resulted in an accrual for reinsurance recoveries at September 30, 2022.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$81,147	$102,173	$301,642	$269,823
Assumed premium	680	2,460	5,767	6,012
Ceded premium	(10,765)	(15,101)	(36,600)	(32,220)
Net premiums	$71,062	$89,532	$270,809	$243,615

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$68,905	$93,740	$266,877	$249,542
Assumed premium	1,316	1,336	6,342	6,300
Ceded premium	(3,495)	(12,903)	(36,812)	(34,253)
Net premiums	$66,726	$82,173	$236,407	$221,589

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct losses and loss adjustment expenses	$94,446	$87,453	$250,611	$201,630
Assumed losses and loss adjustment expenses	868	2,308	2,413	5,216
Ceded losses and loss adjustment expenses	(16,397)	(24,019)	(25,383)	(41,297)
Net losses and loss adjustment expenses	$78,917	$65,742	$227,641	$165,549

If 100% of our ceded reinsurance was cancelled as of September 30, 2022, or December 31, 2021, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$30,917	$29,657	$24,947	$23,968
Deferral of policy acquisition costs	16,491	8,717	54,328	47,879
Amortization of deferred policy acquisition costs	(17,589)	(12,898)	(49,456)	(46,371)
Balance, end of period	$29,819	$25,476	$29,819	$25,476

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

7.Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$139,662	$105,750
Reinsurance recoverables on losses	21,200	8,710
Net balance, beginning of period	118,462	97,040

Incurred related to:
Current year	234,823	172,443
Prior years	(7,182)	(6,894)
Total incurred	227,641	165,549

Paid related to:
Current year	141,810	86,251
Prior years	51,346	39,440
Total paid	193,156	125,691

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	185,937	179,576
Reinsurance recoverables on losses	32,990	42,678
Net balance, end of period	$152,947	$136,898

During the nine months ended September 30, 2022, the Company’s reported incurred losses and loss adjustment expenses included $7,182 of net favorable development on prior accident years, primarily attributable to Battle Creek and American West. During the nine months ended September 30, 2021, the Company’s incurred reported losses and loss adjustment expenses included $6,894 of net favorable development on prior accident years, primarily attributable to Nodak Insurance, Direct Auto, and American West.

Increases and decreases are generally the result of ongoing analysis of loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.Property and Equipment

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,160	14,193	10–40 years
Electronic data processing equipment	1,565	1,518	5–7 years
Furniture and fixtures	2,919	2,885	5–7 years
Automobiles	1,310	1,228	2–3 years
Gross cost	21,357	21,227

Accumulated depreciation	(11,433)	(11,358)
Total property and equipment, net	$9,924	$9,869

Depreciation expense was $174 and $162 for the three months ended September 30, 2022 and 2021, respectively, and $517 and $503 for the nine months ended September 30, 2022 and 2021, respectively.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

9.Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	September 30, 2022	December 31, 2021
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$340	$408
Distribution network	6,700	1,024	5,676
Total subject to amortization	7,448	1,364	6,084

Not subject to amortization:
State insurance licenses	1,900	-	1,900
Total	$9,348	$1,364	$7,984

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$265	$483
Distribution network	6,700	745	5,955
Total subject to amortization	7,448	1,010	6,438
Not subject to amortization:
State insurance license	1,900	-	1,900
Total	$9,348	$1,010	$8,338

Amortization expense was $118 and $118 for the three months ended September 30, 2022 and 2021, respectively, and $354 and $354 for the nine months ended September 30, 2022 and 2021, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of September 30, 2022, the estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year ending December 31,	Amount
2022 (three months remaining)	$118
2023	455
2024	422
2025	422
2026	422
Thereafter	4,245
Total other intangible assets with finite lives	$6,084

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

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the nine months ended September 30, 2022, and the year ended December 31, 2021, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

 North Dakota Farm Bureau

We were organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $397 and $370 during the three months ended September 30, 2022 and 2021, respectively, and $1,141 and $1,102 for the nine months ended September 30, 2022 and 2021, respectively. Royalty amounts payable of $74 and $113 were accrued as a liability to the NDFB at September 30, 2022, and December 31, 2021, respectively.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if Nodak Insurance is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Direct Auto was re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2022, or the year ended December 31, 2021.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

Westminster was re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2022 without the prior approval of the North Dakota Insurance Department is $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Battle Creek Mutual Insurance Company

The following tables illustrates the impact of including Battle Creek in our Unaudited Consolidated Balance Sheets and Statements of Operations prior to intercompany eliminations:

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$9,003	$4,398
Investments	8,339	10,610
Premiums and agents’ balances receivable	5,696	5,038
Deferred policy acquisition costs	596	499
Reinsurance recoverables on losses (2)	6,094	10,173
Accrued investment income	43	51
Property and equipment	323	325
Pooling receivable (1)	277	-
Deferred income taxes	774	142
Other assets	53	52
Total assets	$31,198	$31,288

Liabilities:
Unpaid losses and loss adjustment expenses	$6,675	$2,937
Unearned premiums	3,088	2,544
Notes payable (1)	3,000	3,000
Pooling payable (1)	-	5,580
Reinsurance losses payable (2)	11,558	12,754
Accrued expenses and other liabilities	4,819	264
Total liabilities	29,140	27,079

Equity:
Non-controlling interest	2,058	4,209
Total equity	2,058	4,209

Total liabilities and equity	$31,198	$31,288

(1)	Amount fully eliminated in consolidation.
(2)	Amount partially eliminated in consolidation.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$1,790	$1,499	$4,872	$4,594
Fee and other income (expenses)	(1)	(6)	(8)	(8)
Net investment income (loss)	(8)	17	32	40
Total revenues	1,781	1,510	4,896	4,626

Expenses:
Losses and loss adjustment expenses	1,579	1,179	4,553	3,448
Amortization of deferred policy acquisition costs	352	258	989	927
Other underwriting and general expenses	89	209	363	356
Total expenses	2,020	1,646	5,905	4,731

Income (loss) before income taxes	(239)	(136)	(1,009)	(105)
Income tax expense (benefit)	(55)	(14)	(229)	(6)
Net income (loss)	$(184)	$(122)	$(780)	$(99)

11.Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. The Company reported expenses related to the 401(k) plans totaling $167 and $178 during the three months ended September 30, 2022 and 2021, respectively, and $502 and $525 during the nine months ended September 30, 2022 and 2021, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $216 and $165 during the three months ended September 30, 2022 and 2021, respectively, and $648 and $704 during the nine months ended September 30, 2022 and 2021, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $23 and $21 during the three months ended September 30, 2022 and 2021, respectively, and $150 and $588 during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company recognized compensation expense of $88 and $116 during the three months ended September 30, 2022 and 2021, respectively, related to the ESOP, and $298 and $342 during the nine months ended September 30, 2022 and 2021, respectively.

Through September 30, 2022, and December 31, 2021, the Company had released and allocated 121,575 ESOP shares to participants, with a remainder of 118,425 ESOP shares in suspense at September 30, 2022, and December 31, 2021. Using the Company’s quarter-end market price of $13.36 per share, the fair value of the unearned ESOP shares was $1,582 at September 30, 2022.

12.Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of the bank’s Prime Rate with a floor rate of 3.25%. There were no outstanding amounts during the nine months ended September 30, 2022, or the year ended December 31, 2021. This line of credit is scheduled to expire on May 31, 2023.

13.Income Taxes

At September 30, 2022, and December 31, 2021, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the nine-month period ended September 30, 2022, or the year ended December 31, 2021.

At September 30, 2022, and December 31, 2021, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryforwards of $3,215 at December 31, 2021. These net operating loss carryforwards began expiring in 2021 and will continue to expire through 2032.

Westminster had a $2,122 net operating loss carryforward at December 31, 2021. This net operating loss carryforward expires in 2023.

As of September 30, 2022, federal income tax years 2018 through 2020 remain open for examination.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

14.Operating Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2023 and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. There were expenses of $102 and $63 related to these leases during the three months ended September 30, 2022 and 2021, respectively, and $239 and $187 related to these leases during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we have minimum future commitments under non-cancellable leases for the next five years and thereafter as follows:

Year ending December 31,	Estimated Future Minimum Commitments
2022 (three months remaining)	$96
2023	358
2024	320
2025	286
2026	291
Thereafter	775
Total minimum future commitments	$2,126

15.Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

16.Common Stock

Changes in the number of common stock shares outstanding are as follows:

	Nine Months Ended September 30,
	2022	2021
Shares outstanding, beginning of period	21,219,808	21,318,638
Treasury shares repurchased through stock repurchase authorization	(173,419)	(168,393)
Issuance of treasury shares for vesting of restricted stock units	101,292	102,060
Shares outstanding, end of period	21,147,681	21,252,305

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. In addition, the net loss per diluted common share for the three- and nine-month periods ended September 30, 2022, excluded the weighted average effects of 176,037 and 207,424 shares of stock awards, respectively, since the impacts of these potential shares of common stock were anti-dilutive.

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

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the three months ended September 30, 2022, we completed the repurchase of 62,175 shares of our common stock for $939. During the nine months ended September 30, 2022, we completed the repurchase of 173,419 shares of our common stock for $2,870.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock in addition to the $575 remaining from the August 11, 2021, repurchase authorization as of September 30, 2022. No shares were repurchased as part of the May 9, 2022, authorization during the nine months ended September 30, 2022.

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

The Company recognizes stock-based compensation costs for RSUs based on the grant date fair value. The compensation costs are normally expensed over the vesting periods to each vesting date; however, the cost of RSUs granted to executives are expensed immediately if the executive has met certain retirement criteria and the RSUs become non-forfeitable. Estimated forfeitures are included in the determination of compensation costs. No forfeitures are currently estimated.

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2021	115,780	$15.27
RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	16.86

RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at September 30, 2022	115,360	17.00

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSU compensation expense	$227	$226	$725	$843
Income tax benefit	(52)	(47)	(165)	(177)
RSU compensation expense, net of income taxes	$175	$179	$560	$666

At September 30, 2022, there was $1,043 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.94 years.

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

The Company recognizes stock-based compensation costs for PSUs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. The current cost estimates represent the Company’s forecasted performance against cumulative growth targets.

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2021	174,600	$15.15
PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at December 31, 2021	190,600	16.06

PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at September 30, 2022	190,000	17.00

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PSU compensation expense (benefit)	$(872)	$290	$(349)	$861
Income tax expense (benefit)	198	(61)	79	(181)
PSU compensation expense (benefit), net of income taxes	$(674)	$229	$(270)	$680

The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. As of September 30, 2022, the compensation expense related to the PSU awards granted during 2020 was decreased due to the Company’s expectation that the threshold performance objective will not be met. The PSU awards granted during 2021 and 2022 continue to represent the initial target awards. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

At September 30, 2022, there was $1,295 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.07 years.

18.Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and nine- month periods ended September 30, 2022 and 2021.

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

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2022
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$20,523	$17,646	$22,429	$20,921	$19,342	$1,312	$102,173
Assumed premiums earned	-	-	-	1,768	-	692	2,460
Ceded premiums earned	(710)	(67)	(2,678)	(8,123)	(3,458)	(65)	(15,101)
Net premiums earned	19,813	17,579	19,751	14,566	15,884	1,939	89,532

Direct losses and loss adjustment expenses	20,969	11,958	34,051	12,040	14,646	782	94,446
Assumed losses and loss adjustment expenses	-	-	-	539	-	329	868
Ceded losses and loss adjustment expenses	(615)	-	(5,229)	(5,605)	(4,834)	(114)	(16,397)
Net losses and loss adjustment expenses	20,354	11,958	28,822	6,974	9,812	997	78,917

Gross margin	(541)	5,621	(9,071)	7,592	6,072	942	10,615

Underwriting and general expenses	5,061	6,399	5,396	343	5,840	462	23,501
Underwriting gain (loss)	(5,602)	(778)	(14,467)	7,249	232	480	(12,886)

Fee and other income		246					476
		(532)
Net investment income							2,035
Net investment losses							(2,868)
Loss before income taxes							(13,243)
Income tax benefit							(3,074)
Net loss							(10,169)
Net loss attributable to non-controlling interest							(184)
Net loss attributable to NI Holdings, Inc.							$(9,985)

Operating Ratios:
Loss and loss adjustment expense ratio	102.7%	68.0%	145.9%	47.9%	61.8%	51.4%	88.1%
Expense ratio	25.6%	36.4%	27.3%	2.3%	36.8%	23.8%	26.3%
Combined ratio	128.3%	104.4%	173.2%	50.2%	98.6%	75.2%	114.4%

Balances at September 30, 2022:
Premiums and agents’ balances receivable	$21,252	$17,754	$9,461	$42,395	$11,343	$765	$102,970
Deferred policy acquisition costs	5,311	8,992	7,708	436	6,928	444	29,819
Reinsurance recoverables on losses	1,135	-	7,035	8,226	15,763	831	32,990
Goodwill and other intangibles	-	2,773	-	-	14,595	-	17,368
Unpaid losses and loss adjustment expenses	29,821	41,231	31,792	25,244	49,545	8,304	185,937
Unearned premiums	31,331	27,031	44,841	11,071	37,042	3,093	154,409
Payable to Federal Crop Insurance Corporation	-	-	-	4,700	-	-	4,700

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,453	$15,258	$21,256	$19,654	$16,864	$1,255	$93,740
Assumed premiums earned	-	-	-	24	-	1,312	1,336
Ceded premiums earned	(962)	(369)	(2,481)	(6,954)	(2,066)	(71)	(12,903)
Net premiums earned	18,491	14,889	18,775	12,724	14,798	2,496	82,173

Direct losses and loss adjustment expenses	17,646	9,620	19,839	27,237	13,058	53	87,453
Assumed losses and loss adjustment expenses	-	-	-	151	-	2,157	2,308
Ceded losses and loss adjustment expenses	(516)	-	(3,684)	(14,906)	(5,288)	375	(24,019)
Net losses and loss adjustment expenses	17,130	9,620	16,155	12,482	7,770	2,585	65,742

Gross margin	1,361	5,269	2,620	242	7,028	(89)	16,431

Underwriting and general expenses	5,892	6,010	6,627	864	5,257	698	25,348
Underwriting gain (loss)	(4,531)	(741)	(4,007)	(622)	1,771	(787)	(8,917)

Fee and other income		301					501
		(440)
Net investment income							1,713
Net investment gains							222
Loss before income taxes							(6,481)
Income tax benefit							(1,622)
Net loss							(4,859)
Net loss attributable to non-controlling interest							(122)
Net loss attributable to NI Holdings, Inc.							$(4,737)

Operating Ratios:
Loss and loss adjustment expense ratio	92.6%	64.6%	86.0%	98.1%	52.5%	103.6%	80.0%
Expense ratio	31.9%	40.4%	35.3%	6.8%	35.5%	27.9%	30.8%
Combined ratio	124.5%	105.0%	121.3%	104.9%	88.0%	131.5%	110.8%

Balances at September 30, 2021:
Premiums and agents’ balances receivable	$19,531	$8,789	$9,246	$33,376	$10,737	$709	$82,388
Deferred policy acquisition costs	5,234	6,226	7,539	1	6,027	449	25,476
Reinsurance recoverables on losses	1,422	-	2,680	28,824	7,911	1,841	42,678
Receivable from Federal Crop Insurance Corporation	-	-	-	9,362	-	-	9,362
Goodwill and other intangibles	-	2,823	-	-	15,017	-	17,840
Unpaid losses and loss adjustment expenses	26,073	44,114	17,443	50,393	30,547	11,006	179,576
Unearned premiums	29,462	19,489	42,664	9,369	32,930	3,185	137,099

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2022
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$59,648	$47,665	$65,312	$38,612	$54,733	$3,853	$269,823
Assumed premiums earned	-	-	-	2,259	-	3,753	6,012
Ceded premiums earned	(1,830)	(196)	(6,393)	(14,023)	(9,630)	(148)	(32,220)
Net premiums earned	57,818	47,469	58,919	26,848	45,103	7,458	243,615

Direct losses and loss adjustment expenses	52,360	24,582	103,430	25,173	42,791	2,275	250,611
Assumed losses and loss adjustment expenses	-	-	-	781	-	1,632	2,413
Ceded losses and loss adjustment expenses	(442)	-	(5,938)	(8,819)	(9,970)	(214)	(25,383)
Net losses and loss adjustment expenses	51,918	24,582	97,492	17,135	32,821	3,693	227,641

Gross margin	5,900	22,887	(38,573)	9,713	12,282	3,765	15,974

Underwriting and general expenses	16,382	19,357	17,425	1,400	16,752	1,835	73,151
Underwriting gain (loss)	(10,482)	3,530	(55,998)	8,313	(4,470)	1,930	(57,177)

Fee and other income		888					1,319
		4,418
Net investment income							5,703
Net investment losses							(19,532)
Loss before income taxes							(69,687)
Income tax benefit							(14,921)
Net loss							(54,766)
Net loss attributable to non-controlling interest							(780)
Net loss attributable to NI Holdings, Inc.							$(53,986)

Operating Ratios:
Loss and loss adjustment expense ratio	89.8%	51.8%	165.5%	63.8%	72.8%	49.5%	93.5%
Expense ratio	28.3%	40.8%	29.6%	5.2%	37.1%	24.6%	30.0%
Combined ratio	118.1%	92.6%	195.1%	69.0%	109.9%	74.1%	123.5%

NI Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2021
	Private Passenger Auto	Non- Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$57,153	$44,102	$62,647	$34,212	$47,781	$3,647	$249,542
Assumed premiums earned	-	-	-	2,108	-	4,192	6,300
Ceded premiums earned	(3,096)	(1,057)	(8,045)	(15,196)	(6,625)	(234)	(34,253)
Net premiums earned	54,057	43,045	54,602	21,124	41,156	7,605	221,589

Direct losses and loss adjustment expenses	45,299	25,910	47,163	49,612	33,016	630	201,630
Assumed losses and loss adjustment expenses	-	-	-	674	-	4,542	5,216
Ceded losses and loss adjustment expenses	(1,010)	-	(5,168)	(27,911)	(7,583)	375	(41,297)
Net losses and loss adjustment expenses	44,289	25,910	41,995	22,375	25,433	5,547	165,549

Gross margin	9,768	17,135	12,607	(1,251)	15,723	2,058	56,040

Underwriting and general expenses	16,018	16,949	17,311	2,831	15,049	2,017	70,175
Underwriting gain (loss)	(6,250)	186	(4,704)	(4,082)	674	41	(14,135)

Fee and other income		994					1,338
		1,180
Net investment income							4,959
Net investment gains							10,734
Income before income taxes							2,896
Income tax expense							707
Net income							2,189
Net loss attributable to non-controlling interest							(99)
Net income attributable to NI Holdings, Inc.							$2,288

Operating Ratios:
Loss and loss adjustment expense ratio	81.9%	60.2%	76.9%	105.9%	61.8%	72.9%	74.7%
Expense ratio	29.6%	39.4%	31.7%	13.4%	36.6%	26.5%	31.7%
Combined ratio	111.5%	99.6%	108.6%	119.3%	98.4%	99.4%	106.4%

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

Results of Operations

The consolidated net loss for the Company was $10,169 for the three months ended September 30, 2022, compared to net loss of $4,859 for the three months ended September 30, 2021. The consolidated net loss for the Company was $54,766 for the nine months ended September 30, 2022, compared to net income of $2,189 for the nine months ended September 30, 2021.

The major components of the Company’s revenues and net income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$89,532	$82,173	$243,615	$221,589
Fee and other income	476	501	1,319	1,338
Net investment income	2,035	1,713	5,703	4,959
Net investment gains (losses)	(2,868)	222	(19,532)	10,734
Total revenues	89,175	84,609	231,105	238,620

Components of net income (loss):
Net premiums earned	89,532	82,173	243,615	221,589
Losses and loss adjustment expenses	78,917	65,742	227,641	165,549
Amortization of deferred policy acquisition costs and other underwriting and general expenses	23,501	25,348	73,151	70,175
Underwriting loss	(12,886)	(8,917)	(57,177)	(14,135)

Fee and other income	476	501	1,319	1,338
Net investment income	2,035	1,713	5,703	4,959
Net investment gains (losses)	(2,868)	222	(19,532)	10,734
Income (loss) before income taxes	(13,243)	(6,481)	(69,687)	2,896
Income tax expense (benefit)	(3,074)	(1,622)	(14,921)	707
Net income (loss)	$(10,169)	$(4,859)	$(54,766)	$2,189

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net premiums earned:
Direct premium	$102,173	$93,740	$269,823	$249,542
Assumed premium	2,460	1,336	6,012	6,300
Ceded premium	(15,101)	(12,903)	(32,220)	(34,253)
Total net premiums earned	$89,532	$82,173	$243,615	$221,589

The Company’s net premiums earned for the three months ended September 30, 2022, increased $7,359, or 9.0%, compared to the three months ended September 30, 2021. Net premiums earned for the nine months ended September 30, 2022, increased $22,026, or 9.9%, compared to the nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net premiums earned:
Private passenger auto	$19,813	$18,491	$57,818	$54,057
Non-standard auto	17,579	14,889	47,469	43,045
Home and farm	19,751	18,775	58,919	54,602
Crop	14,566	12,724	26,848	21,124
Commercial	15,884	14,798	45,103	41,156
All other	1,939	2,496	7,458	7,605
Total net premiums earned	$89,532	$82,173	$243,615	$221,589

Below are comments regarding net premiums earned by business segment:

Private passenger auto – Net premiums earned for the three months ended September 30, 2022, increased $1,322, or 7.1%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, increased $3,761, or 7.0%, compared to the same period in 2021. Results were driven by continued new business growth and rate increases in South Dakota and Nebraska.

Non-standard auto – Net premiums earned for the three months ended September 30, 2022, increased $2,690, or 18.1%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, increased $4,424, or 10.3%, compared to the same period in 2021. Results were driven by new business growth, increased retention, and rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the three months ended September 30, 2022, increased $976, or 5.2%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, increased $4,317, or 7.9%, compared to the same period in 2021. Results were driven by increasing insured property values as a result of using higher inflationary factors in the underwriting of home and farm risks.

Crop – Net premiums earned for the three months ended September 30, 2022, increased $1,842, or 14.5%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, increased $5,724, or 27.1%, compared to the same period in 2021. Results were driven by the impact of higher commodity prices on our multi-peril crop insurance direct written premiums. In addition, earned premiums increased as a result of ceding significantly less multi-peril crop insurance business into the Assigned Risk fund in 2022 compared to the prior year.

Commercial – Net premiums earned for the three months ended September 30, 2022, increased $1,086, or 7.3%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, increased $3,947, or 9.6%, compared to the same period in 2021. Results were driven by increasing insured values as a result of using higher inflationary factors as well as continued increases in both price and new business premiums.

All other – Net premiums earned for the three months ended September 30, 2022, decreased $557, or 22.3%, compared to the same period in 2021. Net premiums earned for the nine months ended September 30, 2022, decreased $147, or 1.9%, compared to the same period in 2021. Results were driven by the Company’s decision to non-renew its participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$94,446	$87,453	$250,611	$201,630
Assumed losses and loss adjustment expenses	868	2,308	2,413	5,216
Ceded losses and loss adjustment expenses	(16,397)	(24,019)	(25,383)	(41,297)
Total net losses and loss adjustment expenses	$78,917	$65,742	$227,641	$165,549

The Company’s net losses and loss adjustment expenses for the three months ended September 30, 2022, increased $13,175 or 20.0%, compared to the three months ended September 30, 2021. The Company’s net losses and loss adjustment expenses for the nine months ended September 30, 2022, increased $62,092, or 37.5%, compared to the nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net losses and loss adjustment expenses:
Private passenger auto	$20,354	$17,130	$51,918	$44,289
Non-standard auto	11,958	9,620	24,582	25,910
Home and farm	28,822	16,155	97,492	41,995
Crop	6,974	12,482	17,135	22,375
Commercial	9,812	7,770	32,821	25,433
All other	997	2,585	3,693	5,547
Total net losses and loss adjustment expenses	$78,917	$65,742	$227,641	$165,549

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss and loss adjustment expenses ratio:
Private passenger auto	102.7%	92.6%	89.8%	81.9%
Non-standard auto	68.0%	64.6%	51.8%	60.2%
Home and farm	145.9%	86.0%	165.5%	76.9%
Crop	47.9%	98.1%	63.8%	105.9%
Commercial	61.8%	52.5%	72.8%	61.8%
All other	51.4%	103.6%	49.5%	72.9%
Total loss and loss adjustment expenses ratio	88.1%	80.0%	93.5%	74.7%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio increased 10.1 percentage points and 7.9 percentage points in the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021. These increases were driven by elevated loss costs due to continued high levels of inflation and increased weather-related comprehensive losses in Nebraska and South Dakota. We are addressing this increased frequency and severity through recent aggressive underwriting actions and rate increases.

Non-standard auto – The net loss and loss adjustment expense ratio increased 3.4 percentage points in the three-month period ended September 30, 2022, compared to the same period in 2021. This increase was driven by elevated loss costs due to continued high levels of inflation. The net loss and loss adjustment expense ratio decreased 8.4 percentage points in the nine-month period ended September 30, 2022, compared to the same period for 2021 due to successful implementation of various strategic initiatives as well as rate increases taken in early 2022.

Home and farm – The net loss and loss adjustment expense ratio increased 59.9 percentage points and 88.6 percentage points in the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021. These increases were driven by catastrophe losses in Nebraska and South Dakota that occurred during second quarter of 2022 as well as a catastrophe that occurred during the third quarter of 2022 in North Dakota. The losses from the catastrophe events that occurred during second quarter continued to adversely develop with additional losses being reported during the third quarter. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 73.6 percentage points of the net loss and loss adjustment expense ratio for the three months ended September 30, 2022, and did not have a negative impact for the same period in 2021. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 96.3 percentage points of the net loss and loss adjustment expense ratio for the nine months ended September 30, 2022, compared to 13.5 percentage points for the same period for 2021.

Crop – The net loss and loss adjustment expense ratio decreased 50.2 percentage points and 42.1 percentage points in the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021. This improvement was due to more favorable crop growing conditions in 2022 in comparison to the extreme drought conditions faced in 2021.

Commercial – The net loss and loss adjustment expense ratio increased 9.3 percentage points and 11.0 percentage points in the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021. These increases were driven by increased frequency and severity of fire losses in the Westminster book of business during second quarter of 2022, which continued into the third quarter. Our North Dakota commercial business experienced elevated weather-related losses which also contributed to these loss ratio increases.

All other – The net loss and loss adjustment expense ratio decreased 52.2 percentage points and 23.4 percentage points in the three- and nine-month periods ended September 30, 2022, compared to the same periods for 2021. The decreases were driven by the Company’s decision to non-renew its participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022. The year-to-date loss and loss adjustment expense ratio was also impacted by favorable prior year development in our assumed domestic and international reinsurance pool of business.

Expense Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$17,589	$12,898	$49,456	$46,371
Other underwriting and general expenses	5,912	12,450	23,695	23,804
Total underwriting and general expenses	$23,501	$25,348	$73,151	$70,175

Expense ratio	26.3%	30.8%	30.0%	31.7%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 4.5 percentage points in the three-month period ended September 30, 2022, compared to the same period in 2021. The Company refined its methodology for calculating deferred policy acquisition costs and the related amortization during the third quarter of 2021, which contributed to this decrease and the year-over-year changes in deferred policy acquisition costs and other underwriting and general expenses. The overall expense ratio decreased 1.7 percentage points in the nine-month period ended September 30, 2022, compared to the same period in 2021. The decreases for the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021, were driven by the impact of the significantly higher multi-peril crop insurance net premiums earned during 2022 in our crop segment, which operates at a significantly lower expense ratio relative to our other segments.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Underwriting gain (loss):
Private passenger auto	$(5,602)	$(4,531)	$(10,482)	$(6,250)
Non-standard auto	(778)	(741)	3,530	186
Home and farm	(14,467)	(4,007)	(55,998)	(4,704)
Crop	7,249	(622)	8,313	(4,082)
Commercial	232	1,771	(4,470)	674
All other	480	(787)	1,930	41
Total underwriting gain (loss)	$(12,886)	$(8,917)	$(57,177)	$(14,135)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Combined ratio:
Private passenger auto	128.3%	124.5%	118.1%	111.5%
Non-standard auto	104.4%	105.0%	92.6%	99.6%
Home and farm	173.2%	121.3%	195.1%	108.6%
Crop	50.2%	104.9%	69.0%	119.3%
Commercial	98.6%	88.0%	109.9%	98.4%
All other	75.2%	131.5%	74.1%	99.4%
Combined ratio	114.4%	110.8%	123.5%	106.4%

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

The total underwriting loss increased $3,969 or 44.5%, for the three-month period ended September 30, 2022, compared to the same period in 2021. The total underwriting loss increased $43,042, or 304.5%, for the nine-month period ended September 30, 2022, compared to the same period in 2021. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio increased 3.6 percentage points in the three-month period ended September 30, 2022, compared to the same period in 2021. The overall combined ratio increased 17.1 percentage points in the nine-month period ended September 30, 2022, compared to the same period in 2021. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

Fee and Other Income

The Company had fee and other income of $476 for the three months ended September 30, 2022, compared to $501 for the three months ended September 30, 2021. Fee income attributable to the non-standard auto segment is a key component in measuring its profitability. Fee income on this business decreased to $246 for the three months ended September 30, 2022, from $301 for the three months ended September 30, 2021, due to a reduction in policies that generate fee income.

The Company had fee and other income of $1,319 for the nine months ended September 30, 2022, compared to $1,338 for the nine months ended September 30, 2021. Fee income on the non-standard auto business decreased slightly to $888 for the nine months ended September 30, 2022, from $994 for the nine months ended September 30, 2021, due to a reduction in policies that generate fee income.

Net Investment Income

The following table sets forth our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average cash and invested assets	$436,714	$503,538	$468,026	$499,226
Net investment income	$2,035	$1,713	$5,703	$4,959

Gross return on average cash and invested assets	2.6%	2.0%	2.4%	2.0%
Net return on average cash and invested assets	1.9%	1.4%	1.6%	1.3%

Net investment income increased $322 for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Net investment income increased $744 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. These increases were primarily driven by an increase in the fixed income portfolio average book value (measured at cost or amortized cost), the rising interest rate environment, as well as a higher allocation of invested assets to private placement securities and high dividend yield equities.

The Company’s net return on average cash and invested assets increased year-over-year, driven by a decrease in average cash and invested assets (measured at fair value) as a result of unfavorable market conditions for both fixed income and equity securities as well as higher net investment income.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$1,286	$2,805	$3,606	$9,766
Gross realized losses, excluding other-than-temporary impairment losses	(1,203)	(72)	(1,558)	(256)
Net realized gains	83	2,733	2,048	9,510
Change in net unrealized gains on equity securities	(2,951)	(2,511)	(21,580)	1,224
Net investment gains (losses)	$(2,868)	$222	$(19,532)	$10,734

The Company had net realized gains of $83 and $2,048 for the three and nine months ended September 30, 2022, compared to gains of $2,733 and $9,510 for the three and nine months ended September 30, 2021. The Company reported no other-than-temporary losses during any of the periods presented.

The Company experienced a decrease in net unrealized gains on equity securities of $2,951 and $21,580 during the three and nine months ended September 30, 2022, respectively, driven by changes in fair value attributable to unfavorable equity markets. The Company experienced a decrease of $2,511 and an increase of $1,224 in net unrealized gains on equity securities during the three and nine months ended September 30, 2021, driven by changes in fair value attributable to volatile equity markets. In addition to the impact of the overall equity markets, the Company’s sales activity (and resulting gains and losses) will impact the level and direction of the change in the net unrealized gain or loss of its equity securities portfolio. During the three and nine months ended September 30, 2022, the Company had net realized gains on its equity securities of $122 and $2,149, respectively, compared to net realized gains of $2,614 and $8,964 during the three and nine months ended September 30, 2021.

The Company’s fixed income securities are classified as available for sale because it will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $12,727 and $49,946 during the three and nine months ended September 30, 2022, respectively, compared to net unrealized losses of $2,121 and $6,443 during the three and nine months ended September 30, 2021. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended September 30, 2022, the Company had a pre-tax loss of $13,243 compared to a pre-tax loss of $6,481 for the three months ended September 30, 2021. The increase in pre-tax loss was largely attributable to loss development on the significant catastrophe losses in Nebraska and South Dakota that occurred during the second quarter, losses related to a catastrophe in North Dakota that occurred in the third quarter, and the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

For the nine months ended September 30, 2022, the Company had a pre-tax loss of $69,687 compared to pre-tax income of $2,896 for the nine months ended September 30, 2021. The decrease in pre-tax income was largely attributable to the significant catastrophe losses in Nebraska, South Dakota, and North Dakota, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $3,074 for the three months ended September 30, 2022, compared to an income tax benefit of $1,622 for the three months ended September 30, 2021. Our effective tax rate for the third quarter of 2022 was 23.2% compared to an effective tax rate of 25.0% for the third quarter of 2021.

The Company recorded an income tax benefit of $14,921 for the nine months ended September 30, 2022, compared to income tax expense of $707 for the nine months ended September 30, 2021. Our effective tax rate for the first nine months of 2022 was 21.4% compared to an effective tax rate of 24.4% for the first nine months of 2021.

A portion of the effective tax rate is attributable to Illinois state income taxes.

Net Income (Loss)

For the three months ended September 30, 2022, the Company had a net loss before non-controlling interest of $10,169 compared to net loss of $4,859 for the three months ended September 30, 2021. The decrease was largely attributable to the significant catastrophe losses in Nebraska, South Dakota, and North Dakota, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

For the nine months ended September 30, 2022, the Company had a net loss before non-controlling interest of $54,766 compared to net income of $2,189 for the nine months ended September 30, 2021. The decrease was largely attributable to the significant catastrophe losses in Nebraska, South Dakota, and North Dakota, along with the change in net investment gains/losses attributable to the impact of equity markets on the Company’s equity securities portfolio.

Return on Average Equity

For the three months ended September 30, 2022, the Company had annualized return on average equity, after non-controlling interest, of (15.4)% compared to annualized return on average equity, after non-controlling interest, of (5.5)% for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the Company had annualized return on average equity, after non-controlling interest, of (24.3)% compared to annualized return on average equity, after non-controlling interest, of 0.9% for the nine months ended September 30, 2021.

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

We currently anticipate that cash generated from our operations and available from our investment portfolio, along with the remaining IPO net proceeds, will be sufficient to fund our operations for the foreseeable future.

The Company’s philosophy is to provide sufficient cash flows from operations to meet its obligations in order to minimize the forced sales of investments. The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The change in cash and cash equivalents for the nine months ended September 30, 2022 and 2021, were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash flows from operating activities	$(24,680)	$9,489
Net cash flows from investing activities	18,639	(52,471)
Net cash flows from financing activities	(10,305)	(10,366)
Net decrease in cash and cash equivalents	$(16,346)	$(53,348)

For the nine months ended September 30, 2022, net cash used by operating activities totaled $24,680 compared to net cash provided by operating activities of $9,489 a year ago. This decrease was primarily driven by higher claim payments related to catastrophe losses during the current year and higher levels of premiums and agents’ balances receivable and federal income tax recoverable.

For the nine months ended September 30, 2022, net cash provided by investing activities totaled $18,639 compared to net cash used by investing activities of $52,471 a year ago. This decrease in cash used was attributable to the significant catastrophe losses in Nebraska and South Dakota during the current quarter, which resulted in more sales of securities to pay losses and less available cash for investment purchases. The decrease was also attributable to the Company investing a higher level of excess cash during the first quarter of 2021.

For the nine months ended September 30, 2022, net cash used by financing activities totaled $10,305 compared to $10,366 a year ago. This decrease was primarily attributable to the Company repurchasing shares of its own common stock for $2,870 during the first nine months of 2022, compared to $3,211 during the first nine months of 2021.

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

The amount available for payment of dividends from Nodak Insurance to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $21,493 based upon the surplus of Nodak Insurance at December 31, 2021. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $3,796 based upon the surplus of Direct Auto at December 31, 2021. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to us during 2022 without the prior approval of the North Dakota Insurance Department is approximately $2,471 based upon the surplus of Westminster at December 31, 2021. No dividends were declared or paid by Westminster during the nine months ended September 30, 2022, or the year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part I, Item 1, Note 2, “Basis of Presentation and Accounting Policies--Recent Accounting Pronouncements” in this Quarterly Report on Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2022, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report filed with the SEC.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the nine months ended September 30, 2022, we completed the repurchase of 173,419 shares of our common stock for $2,870 under this authorization. At September 30, 2022, $575 remains outstanding under this authorization.

On May 9, 2022, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock.

Share repurchase activity during the three months ended September 30, 2022, is presented below:

Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1-31, 2022	30,803	$16.66	30,803	$11,001
August 1-31, 2022	12,274	14.40	12,274	10,824
September 1-30, 2022	19,098	13.05	19,098	10,575
Total	62,175	$15.11	62,175	$10,575

(1)	Shares purchased pursuant to the August 11, 2021 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $575 under the August 11, 2021, publicly announced repurchase authorization and up to approximately $10,000 under the May 9, 2022, publicly announced share repurchase authorization.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2022.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)