Form 10-K
period 2022-12-31
NI Holdings, Inc.
filed 2023-03-08
CIK 1681206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     No ☒

Based on the closing sales price of the Class A common stock on NASDAQ on June 30, 2022, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $160 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 28, 2023 was 21,070,141. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 23, 2023 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may”, “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “views”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	strategic reviews, capital allocation objectives, dividends, and share repurchases;
●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;
●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;
●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our agent network;
●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;
●	expectations for impact of or changes to existing or new government regulations or laws;
●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;
●	developments in general economic conditions, domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and
●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Part I, Item 1A., “Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A., “Risk Factors” section in this 2022 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this 2022 Annual Report. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

PART I

Item 1.	Business

All dollar amounts, except per share amounts, are in thousands.

Overview

NI Holdings, Inc. (“NI Holdings”, “the Company”, “we”, “us”, and “our”) is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company (“Nodak Mutual”) from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was completed on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (“Nodak Insurance”, the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, Inc. (“Nodak Mutual Group”), which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries. Concurrent with the conversion, on March 13, 2017, the Company completed an initial public offering (“IPO”) of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

These consolidated financial statements include include the financial position and results of operations of NI Holdings and the following other entities:

●	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
●	Nodak Agency, Inc. (“Nodak Agency”) – a wholly-owned subsidiary of Nodak Insurance;
●	American West Insurance Company (“American West”) – a wholly-owned subsidiary of Nodak Insurance;
●	Primero Insurance Company (“Primero”) – an indirect wholly-owned subsidiary of Nodak Insurance;
●	Battle Creek Mutual Insurance Company (“Battle Creek”) – an affiliated company of Nodak Insurance;
●	Direct Auto Insurance Company (“Direct Auto”) – a wholly-owned subsidiary of NI Holdings; and
●	Westminster American Insurance Company (“Westminster”) – a wholly-owned subsidiary of NI Holdings.

A chart of the corporate structure as of December 31, 2022, and a more complete description of each of the NI Holdings subsidiaries, is included below.

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

				100%
				ownership
				Primero Insurance Company

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. The Company makes available on its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). Information contained on such website is not incorporated by reference into this 2022 Annual Report, and such information should not be considered to be part of this 2022 Annual Report.

Subsidiary and Affiliate Companies

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our active insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. This agreement was finalized, approved, and implemented during the fourth quarter of 2020, retroactive to the January 1 effective date. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by A.M. Best Company, Inc. (“AM Best”) on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category.

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the years ended December 31, 2022, 2021, and 2020, the pooling share percentages by insurance company were:

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

The NDFB has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the NDFB and Nodak Insurance renewed on October 1, 2022, with an expiration date of September 30, 2023. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the NDFB an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,576. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

As of December 31, 2022, Nodak Insurance distributed its insurance products through 70 exclusive agents appointed by Nodak Insurance.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

Tri-State, Ltd.

Tri-State, Ltd. is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West began writing policies in 2002 and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota. As of December 31, 2022, American West distributed its products through independent agents in 74 contracted agencies.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. As of December 31, 2022, Primero distributed its policies through independent agents in 350 contracted agencies in those four states.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska. As of December 31, 2022, Battle Creek distributed its policies through independent agents in 124 contracted agencies. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek.

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

The $3.0 million surplus note originally issued by Battle Creek and purchased by Nodak Insurance in connection with their affiliation agreement remains in place. It bears interest at an annual rate of 1.0% and matures on December 30, 2040. Battle Creek must obtain prior approval from the appropriate state of domicile before making any payment of interest or principal on the surplus note.

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

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement. As of December 31, 2022, Direct Auto distributed its policies through independent agents in 147 contracted agencies, concentrated primarily in the Chicago area.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020, via a stock purchase agreement. As of December 31, 2022, Westminster distributed its policies through independent agents in 61 contracted agencies in those 11 states and the District of Columbia. The financial results of Westminster have been included in the consolidated financial statements and the Company’s commercial segment following the acquisition date. See Part II, Item 8, Note 4 “Acquisition of Westminster American Insurance Company.

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

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto, Westminster, and Nodak Insurance, including Nodak Insurance’s subsidiaries American West and Primero, and its affiliate Battle Creek. Each of the six insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

Market Overview

We market our personal lines products in the upper Midwest states of North Dakota, South Dakota, Nebraska, and Minnesota. We offer non-standard auto insurance in the states of Nevada, Arizona, North Dakota, South Dakota, and Illinois. We offer commercial multi-peril insurance in the states of New Jersey, Maryland, Pennsylvania, Virginia, Georgia, North Carolina, Delaware, South Carolina, West Virginia, North Dakota, South Dakota, Tennessee, Kentucky, and the District of Columbia. The following chart shows our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$159,260	$148,119	$2,991,000	5th
Illinois	70,599	51,350	30,485,000	67th
Nebraska	47,554	43,247	6,073,000	31st
South Dakota	26,880	23,047	3,049,000	32nd
Georgia	15,448	13,085	26,513,000	118th
Maryland	14,227	13,548	13,834,000	79th
New Jersey	9,732	8,294	24,785,000	139th
Virginia	8,606	6,262	16,597,000	130th
Pennsylvania	8,486	8,235	28,339,000	164th
North Carolina	8,110	6,641	19,677,000	141st
Minnesota	5,075	3,350	14,037,000	141st
Nevada	4,552	8,132	7,050,000	85th
District of Columbia	4,182	4,055	2,328,000	59th
South Carolina	3,630	2,783	12,104,000	159th
Delaware	1,545	1,502	3,262,000	107th
Arizona	1,175	475	14,087,000	242nd
Tennessee	516	—	—	—
Kentucky	83	—	—	—
West Virginia	46	90	3,141,000	182nd
Total direct premiums written	$389,706	$342,215

Market size information is not yet available for the year ended December 31, 2022.

Organic Growth Strategy

We believe we have many opportunities to organically grow our business. Strategies we employ to achieve this growth include:

●	continued emphasis on our relationship with the NDFB, a key advocacy group for agricultural and rural interests which enjoys a high profile and favorable reputation throughout North Dakota;
●	leveraging our AM Best financial strength rating and financial size category to strategically grow Westminster’s commercial business;
●	expansion and enhancement of independent agency relationships, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for agents and insureds to do business with us;
●	expansion of our non-standard auto business in selective markets;
●	capitalizing on our excellent claims service for all insureds; and
●	selective expansion of our insurance products in states where we currently operate, as well as those states where we hold insurance licenses.

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

Going forward, we plan to consider other strategic investments and acquisitions that can enhance our businesses, provide diversification with respect to geography and product line, and achieve appropriate risk-adjusted returns over time.

Corporate Capital Strategy

Our philosophy is to deploy capital in a manner that provides long-term protection for our policyholders and creates long-term value for our shareholders. This philosophy is supported by a number of underlying strategies implemented across the organization that are focused on preservation of capital, including:

●	prioritizing the use of data and modeling tools to help estimate the frequency and severity of risks within our insurance portfolio;
●	maintaining a conservatively managed investment portfolio that supports our insurance operations under a wide range of operating and market conditions;
●	ensuring our reinsurance program is designed to provide sufficient protection against material insurance exposures including, but not limited to, catastrophes caused by weather-related events; and
●	relying upon our Enterprise Risk Management framework to identify, quantify, and manage a broad range of risks across the organization.

We view our capital position to consist of three layers, each of which has a specific size and purpose:

●	The first layer of capital, which we refer to as “regulatory capital”, is the amount of capital needed to satisfy state insurance regulatory requirements while supporting our growth objectives. This capital is held by each of our insurance company subsidiaries.
●	The second layer of capital is considered “contingency capital”. While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme operating conditions. This capital is generally also held by each of our insurance company subsidiaries.
●	The third layer of capital is classified as “excess capital” and represents the excess of the sum of the first two layers. This capital is available for deployment by NI Holdings in conjunction with our excess capital deployment priorities.

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

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $82,311 (21.1%) of direct premiums written by the Company on a consolidated basis during 2022.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $77,798 (20.0%) of direct premiums written by the Company on a consolidated basis during 2022.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $90,701 (23.3%) of direct premiums written by the Company on a consolidated basis during 2022.

Crop

Crop hail and multi-peril crop insurance policies are also offered by Nodak Insurance, American West, and Battle Creek. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes including drought, excessive moisture, freeze, and disease. Crop hail insurance is a private insurance product designed to provide protection against losses to farmer’s crops due primarily to hail damage. Collectively, crop insurance accounted for $53,215 (13.7%) of direct premiums written by the Company on a consolidated basis during 2022.

Commercial

Nodak Insurance, American West, and Westminster write commercial multi-peril policies. Collectively, commercial insurance accounted for $80,443 (20.6%) of the direct premiums written by the Company on a consolidated basis during 2022.

All Other

In addition to the products described above, Nodak Insurance and American West write excess liability coverages. Collectively, these other coverages accounted for $5,238 (1.3%) of the direct premiums written by the Company on a consolidated basis during 2022. This segment also includes an assumed reinsurance book of business, with $4,045 of assumed premiums written on a consolidated basis during 2022. The Company made the decision to non-renew its participation in this assumed book of business as of January 1, 2022, and the associated assumed premiums represent run-off of this business.

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

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of our multi-peril crop and crop hail insurance policies, as well as several other state Farm Bureau-affiliated insurers. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we receive with respect to such policies.

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

For the year ended December 31, 2022, no individual agent was responsible for more than 5% of the Company’s direct premiums written.

Agents are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums as their primary compensation from us. The Risk Management Agency of the United States Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to agents with respect to crop insurance policies. Battle Creek and American West pay profit-sharing commissions to their agencies based on various annual agency premium thresholds and the difference between the agency’s loss ratio and the loss ratio goal established by the insurance company. The commission is paid with respect to all property and casualty (non-crop) business earned within the calendar year. Nodak Insurance pays a profit-sharing commission to its agents only with respect to farmowners business originated by such agents. Westminster also pays profit-sharing commissions to its agencies based on annual premium thresholds and profitability.

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

Underwriting, Risk Assessment, and Pricing

We strive to be disciplined in our pricing by pursuing rate increases to maintain or improve our underwriting profitability while still being able to attract and retain customers. We utilize pricing reviews that we believe will help us price risks more accurately, maintain appropriate policyholder retention, and support the production of profitable new business. These pricing reviews involve evaluating our claims experience and loss trends on a periodic basis to identify changes in the frequency and severity of our claims. We then consider whether our premium rates are adequate relative to the level of underwriting risk as well as the sufficiency of our underwriting guidelines.

The nature of our business requires that we remain sensitive to the marketplace and the pricing strategies of our competitors. Using the market information as a reference point, we typically set our prices based on our estimated future costs. From time to time, we may reduce our discounts or apply a premium surcharge to achieve an appropriate return. Pricing flexibility allows us to provide a fair rate commensurate with the assumed risk. If our pricing strategy cannot yield sufficient premium to cover our costs on a particular type of risk, we may choose not to underwrite that risk. It is our philosophy not to sacrifice profitability for premium growth.

Our Nodak Insurance underwriting staff includes 20 employees with approximately 265 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West, and Battle Creek.

Primero and Direct Auto employ 12 underwriters in connection with their non-standard auto insurance businesses. Westminster has a staff of 13 in the underwriting area of its commercial insurance business. All of our crop insurance is underwritten by AFBIS, as described above.

Enterprise Risk Management

Our Company is subject to significant risks, including the normal risks of a property and casualty insurance company. These risks are discussed in more detail in Part I, Item 1A, “Risk Factors”.

We consider an enterprise-wide risk management program to be an integral part of managing our business and a key element in our approach to corporate governance. Our Enterprise Risk Management Committee (the “ERMC”) is responsible for the alignment of operational risk management strategies as the coordination point for enterprise-level direction setting with regard to risk management issues. The multi-disciplinary ERMC regularly monitors risk reports and metrics regarding a variety of continuing and emerging risks that may adversely affect the Company, its shareholders, its policyholders, or other stakeholders. The Audit Committee of the Board of Directors oversees risk management and regularly receives reports from the ERMC.

Cybersecurity risk is an important and evolving focus for the Company. The increased sophistication and activities of unauthorized parties attempting to access our systems is an ever-present risk. Cybersecurity risks may also arise from human error, fraud, or malice on the part of employees or third parties who have authorized access to the Company’s systems or information.

Our cybersecurity strategy employs a variety of tactics to monitor and assess threat levels, remediate our exposures, and enhance our systems and applications security. The Company collaborates with third-party cybersecurity advisors to provide periodic penetration tests, system assessments, and recommendations based on industry best practices. The Company also requires monthly online security training to be completed by all employees. While we have experienced threats to our data and systems, to date, we have not experienced any known cybersecurity breaches.

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

Reinsurance contracts do not relieve us from our obligation to policyholders. Additionally, failure of reinsurers to honor their obligations could result in significant losses to us. There can be no assurance that reinsurance will continue to be available to us to the same extent, and at the same cost, as it has in the past. The Company may choose in the future to reevaluate the use of reinsurance to increase or decrease the amounts of risk ceded to reinsurers.

For additional information, see Part II, Item 8, Note 7 “Reinsurance”.

Unpaid Losses and Loss Adjustment Expenses

We maintain reserves for unpaid losses and loss adjustment expenses. Our liability for unpaid losses and loss adjustment expenses consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2) reserves for claims that have been incurred but not yet been reported and for the future development of case reserves (“IBNR”). The Company determines a provision for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The liability for unpaid losses and loss adjustment expenses is set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. Our liability for unpaid losses and loss adjustment expenses is not discounted.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 9 “Unpaid Losses and Loss Adjustment Expenses”.

Investments

The majority of funds available for investments are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt, and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company regularly monitors the effective duration of its fixed maturity investments, and the Company’s investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principle and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contribute to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

The Company also invests a much smaller percentage of the portfolio in private placement debt offerings and equity securities, which have the potential for higher returns but also involve varying degrees of risk, including higher volatility and/or less liquidity.

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

All of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by AM Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. Effective April 14, 2022, AM Best has affirmed a stable financial strength outlook to the group.

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

Based on 2021 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union Mutual Insurance Company, North Star Mutual Insurance Company, American Family Insurance, and Liberty Mutual Insurance Company. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers.

The principal competitors in our markets for multi-peril crop insurance include Chubb Corporation, QBE Insurance Group, Rural Community Insurance Services, CGB Enterprises, and Great American Insurance Group. The premium rates for multi-peril crop insurance are established by the RMA and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the NDFB and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota. The Company’s multi-peril crop insurance premiums for North Dakota were $45,465, $38,325, and $32,674 for the years ended December 31, 2022, 2021, and 2020, respectively. Total North Dakota multi-peril crop premiums for the industry were $1,537,758, $1,083,565, and $861,567 for the years ended December 31, 2022, 2021, and 2020, respectively.

With respect to writing property and casualty insurance, competitive factors include pricing, agency relationships, policy support, claim service, and market reputation. Like other writers of property and casualty insurance, our policy terms vary from state to state based on state regulations, competition, pricing, and other factors including the prescribed minimum liability limits in each state. We believe our Company differentiates itself from many larger companies competing for this business by focusing on ease of doing business and providing excellent claims service with local, knowledgeable employees.

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

NAIC Risk-Based Capital Requirements

North Dakota and most other states have adopted the NAIC system of risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify insufficiently capitalized companies.

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

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. However, a ratio falling outside the usual range may not necessarily be considered adverse. In some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. During the year ended December 31, 2022, our insurance company subsidiaries produced results outside the acceptable range for as many as six of the IRIS tests, primarily driven by our significant net loss for the current year that negatively impacted IRIS ratios related to the operating ratio and certain ratios based on policyholders’ surplus. During the years ended December 31, 2021 and 2020, none of our insurance company subsidiaries produced results outside the acceptable range for more than two of the IRIS tests.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the U.S. The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report”. This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Company files a Form F Enterprise Report annually with each domiciliary state in support of this requirement. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale, and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, we intend to incorporate those elements of ORSA that it believes constitute “best practices” into its internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2022, 2021, and 2020, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

Federal Regulation

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for crops, flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office, which is authorized to study, monitor, and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the U.S., including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly affect the insurance industry and us.

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

Office of Foreign Asset Control

The Treasury Department’s Office of Foreign Asset Control (“OFAC”) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the “SDN List”). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations, or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person, and file a report with OFAC.

Jumpstart Our Business Startups Act of 2012

Until December 31, 2022, we were an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We previously took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, such as reduced public company reporting, accounting, and corporate governance requirements. However, beginning on December 31, 2022, we are no longer an EGC and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Dividends

As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an “extraordinary dividend” as defined under the state's insurance code. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, and Part II, Item 8, Note 21 “Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions”.

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

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, Employee Stock Ownership Plan (“ESOP”), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and flexible work arrangements. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. For additional information, see Part II, Item 8, Note 13 “Benefit Plans” and Note 19 “Share-Based Compensation” for further discussion of our benefit plans and stock-based compensation.

As of December 31, 2022, NI Holdings and its subsidiaries had 233 total employees, of which 230 were full-time employees. Employee turnover averaged 25.2% during 2022, compared to 14.7% during 2021, and 17.3% during 2020.

Item 1A.	Risk Factors

An investment in the Company’s common shares involves certain risks. The following is a discussion of material risks and uncertainties that may affect the Company’s business, financial condition, and future results.

Insurance Risks

Catastrophic or other significant natural or man-made losses may negatively affect our financial condition and operating results.

As a property and casualty insurer, we are subject to claims from catastrophes or other natural perils that may have a significant negative impact on our operating and financial results. We have experienced catastrophe losses and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including snow storms, ice storms, freezing temperatures, tropical storms and hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. In addition, longer-term natural catastrophe trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. Climate change may also impact insurability by impairing our ability to identify and quantify potential hazards that will result in losses and offer our customers products at an affordable price. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to effectively manage catastrophe risk is dependent, in part, on the reliance of various catastrophe models, which may produce unreliable output as a result of inaccurate or incomplete data, along with the inherent uncertainty of future frequency and severity of losses. The impact of changing climate conditions on the overall insurance industry may also materially affect the availability and cost of reinsurance to us. Our investment portfolio is also subject to the effects of climate change as economic shifts alter the return dynamic of long-term investments and reduce valuations.

Despite our continued geographic expansion, we write a significant amount of business in North Dakota. As a result, adverse developments from severe weather events in North Dakota would have a greater effect on our financial condition and results of operations than if our business was less geographically concentrated. The incidence and severity of such events are inherently unpredictable.

We attempt to reduce our exposure to catastrophe losses through a disciplined underwriting and risk management approach that emphasizes long-term profitability over short-term gains in premiums or market share, continued geographical diversification of our operations, and the use of reinsurance. However, there can be no guarantee that our underwriting and risk management efforts will be successful in mitigating our exposure to catastrophe losses or the impact of such losses when they occur. In addition, while we maintain reinsurance coverage with a catastrophe excess of loss program, such coverage may be insufficient to cover our losses. Our reinsurance coverage includes a catastrophe excess of loss program, which in 2022 limited our catastrophe exposure to $15 million retention per event, with $125 million of reinsurance coverage placed in excess of this retention. In 2023, our catastrophe exposure was increased to $20 million retention per event, with $133 million of reinsurance coverage placed in excess of this retention. If we are not able to effectively mitigate our exposure to catastrophe losses, whether through our underwriting process or reinsurance coverage, in the event of such losses our business and results of operations could be adversely affected.

For additional information, see Part II, Item 8, Note 3 “Summary of Significant Accounting Policies” and Note 7 “Reinsurance.”

If actual losses exceed our loss and loss adjustment expense reserves or if changes in the estimated level of loss and loss adjustment expense reserves are necessary as a result of changes in the legal, regulatory, and economic environments in which we operate, our financial results could be materially and adversely affected.

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. While we believe that our reserves for unpaid losses and loss adjustment expenses are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and recognize the change in earnings in the period the reserves are adjusted. There can be no assurance that the estimates of such liabilities will not change in the future and any such adjustment could have a material impact on our financial condition and results of operations. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Losses and Loss Adjustment Expenses”, and Part II, Item 8, Note 9 “Unpaid Losses and Loss Adjustment Expenses.”

It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to manage the U.S. economy, including fiscal and monetary policy measures, could lead to higher than anticipated levels of inflation, which generally leads to increased loss costs and other operating expenses. However, our relatively high concentration in short tail lines of business limits the potential impact of this exposure long-term and allows us to price for those increases in future policy periods.

Any downgrade in our financial strength rating could affect our ability to write new business or renew our existing business, which would lead to a decrease in revenue and net income.

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

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by AM Best, the third highest rating out of 15 rating classifications. Our most recent rating by AM Best was issued on April 14, 2022. Financial strength ratings are used by agents, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from AM Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential agents to choose other more highly rated competitors or reduce our ability to obtain reinsurance. For additional information, see Part I, Item 1, “Business” and “Financial Strength.”

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry, competition, and innovation and emerging technologies.

The property and casualty insurance industry has historically been characterized by soft markets (periods of relatively high levels of price competition, less restrictive underwriting practices, and generally low premium rates) followed by hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks, and relatively high premium rates). During soft markets, we may lose business to other carriers offering competitive insurance at lower rates. We may also choose to reduce our premiums or limit premium increases leading to a reduction in profit margins and revenues. Our industry is also influenced by general economic conditions, which could reduce overall premium volume for us and our competitors. Additionally, the industry could be impacted by changes in customer preferences, including customer demand for direct, point-of-sale, or other non-traditional distribution channels. Consolidation within the industry could also influence future growth and profit potential.

Innovation and emerging technologies continue to greatly impact the insurance industry. If we are unable to keep pace with the technological changes that our competitors implement, we may not be able to attract and retain customers, adequately price risks, or operate as efficiently as our competitors. In addition, emerging technologies in the automotive industry such as autonomous vehicles, driver-assistance and accident-avoidance features, sensor technology, and other forms of automation may reduce the future need for, or decrease the future pricing of, our auto insurance products.

Our success depends primarily on our ability to underwrite risks effectively and price our insurance products appropriately.

The nature of the insurance business is such that pricing must be determined before the underlying costs are fully known. This requires significant reliance on estimates and assumptions used in pricing our policies. If we fail to appropriately price the risks we insure or if our claims experience is more frequent or severe than our underlying risk assumptions, our profitability may be negatively affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of existing business may be adversely affected. The ability to effectively underwrite risks and price products appropriately is subject to a number of uncertainties, including:

●	availability of sufficient reliable data and our ability to properly analyze available data;
●	market and competitive conditions;
●	regulatory or legislative changes;
●	selection and application of appropriate pricing techniques; and
●	adverse changes in claims experience, such as distracted driving or a more aggressive tort environment.

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

We use reinsurance arrangements to manage the amount of risk we retain, stabilize underwriting results, and increase underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of reinsurance maintained will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and/or favorable rates. If we are unable to maintain appropriate reinsurance coverage, it may be difficult for us to manage our underwriting risks and operate our business profitably. For additional information, see Part II, Item 8, Note 7 “Reinsurance.”

If we cannot collect loss recoveries from our reinsurers in accordance with our reinsurance agreements, we may incur additional losses.

Although reinsurance creates a contractual liability for reinsurers to the extent the risk is transferred, it does not eliminate our liability to policyholders because we remain liable as the primary insurer on all reinsured risks. Our reinsurance program strategically spreads exposure among a group of highly-rated, geographically diverse, and well-capitalized reinsurers. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best. However, we remain subject to credit risk relating to our ability to collect these recoverables. Our reinsurance recoveries are also subject to the underlying losses meeting the qualifying conditions and specified limits within the respective contracts. Additionally, we are subject to the risk that reinsurers may dispute their obligations to pay our claims. Our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results, and financial condition. For additional information, see Part II, Item 8, Note 7 “Reinsurance.”

Business and Operational Risks

The impact of a future pandemic, and related economic conditions, could materially affect our results of operations, financial position, and/or liquidity.

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

We may not be able to grow our business if we cannot retain and expand our captive and independent agent relationships, we cannot provide competitive products for these agents to sell, and/or consumers seek other distribution methods offered by our competitors.

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

While our products are sold through either independent or captive agents, our competitors may sell insurance through other distribution models, including the internet, direct marketing, or other emerging forms of distribution. To the extent that current and potential policyholders change their insurance shopping preferences, this may have an adverse effect on our ability to grow, financial position, and results of operations.

Future acquisitions could disrupt our business and harm our financial condition or results of operations.

As part of our growth strategy, we will continue to evaluate acquisition opportunities. Any potential future acquisitions involve a number of risks that could materially adversely affect our business and operating results, including:

●	problems integrating the acquired operations into our existing business;
●	operating and underwriting results of the acquired operations not meeting our expectations;
●	diversion of management’s time and attention from our existing business;
●	higher than anticipated capital requirements;
●	difficulties in retaining business relationships with agents and policyholders of the acquired company;
●	risks associated with entering markets in which we lack extensive prior experience;
●	tax issues associated with acquisitions;
●	acquisition-related disputes, including disputes over contingent consideration and escrows;
●	potential loss of key employees of the acquired company; and
●	potential impairment of related goodwill and intangible assets.

We may be unable to attract, retain or effectively manage the succession of key personnel.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers and key management of our insurance subsidiaries. Our business may be adversely affected if labor market conditions make it difficult for us to retain or, if needed, replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. While we believe we offer competitive compensation and benefit arrangements, there can be no guarantee that we will be able to retain our key employees. There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for those in key management positions, as well as others possessing highly specialized knowledge in areas such as actuarial, accounting, information technology, and data and analytics. In addition, our employment and other agreements with our key officers do not include non-compete covenants or non-solicitation provisions because they are unenforceable under North Dakota law. If we are not able to successfully attract, retain, and motivate our employees, our business, financial results, and reputation could be materially and adversely affected.

A failure in our operational systems or infrastructure, or those of our third-party service providers, including operational errors, could disrupt business, damage our reputation, and cause losses.

Our operations rely on the secure processing, storage, and transmission of confidential information, including in our computer systems and networks and those of third-party service providers. We rely heavily on our operating systems in connection with issuing policies, paying claims, and providing the information we need to conduct our business. We also rely on the operating systems of AFBIS in connection with various processes with respect to our crop lines of business. Our business depends on effective information security and systems, and we place significant reliance on the integrity and timeliness of the data our information systems process to support our business. A breakdown or disruption of any of these systems could materially adversely affect our ability to conduct our business and our results of operations.

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

We have implemented administrative and technical controls, have taken actions to reduce the risk of cyber incidents and to protect our information technology and assets, and will continue to modify such procedures as circumstances warrant and negotiate appropriate terms in our agreements with third-party providers to protect our assets. However, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyberattack, business compromise attacks, catastrophic events, system failures and disruptions, employee errors or malfeasance, third-party (including outsourced service providers) errors or malfeasance, loss of assets, and other events that could have security consequences. Such an event may result in data loss or loss of assets which could result in significant losses, reputational damage, or other adverse effects on our operations.

In addition, our technologies, systems, and networks may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’ or other third-parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, and the loss of customers. Although to date we are not aware of any information security breaches or losses relating to cyberattacks, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature and increasing frequency and sophistication of these threats and the outsourcing of some of our business operations. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The compromise of personal, confidential, or proprietary information could also subject us to legal liability or regulatory action, including fines, penalties, or intervention, under evolving cybersecurity, data protection, and privacy laws and regulations enacted by the U.S. federal and state governments. Such laws and regulations have become increasingly widespread and demanding in recent years and may result in increased compliance costs and risk of regulatory actions or penalties. If incurred, such regulatory actions or penalties could harm our reputation. Any such events could have an adverse impact on our business, financial condition or results of operations.

Regulatory Risks

A portion of our written premiums and net profits are generated from multi-peril crop insurance business, and the loss of such business as a result of a termination of or substantial changes to the federal crop insurance program could have an adverse effect on our revenues and net income.

In 2022, 2021, and 2020, our direct premiums written generated from the multi-peril crop insurance line of business were 12.8%, 12.0%, and 11.5%, respectively, of total written premiums. Through the FCIC, the U.S. government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The U.S. government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our revenues and income.

Our businesses are heavily regulated by the jurisdictions in which we conduct business and changes in regulation, including required participation in pools, premium surcharges, and higher tax rates, may reduce our profitability and limit our growth.

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

The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes, or more general tax laws, such as U.S. federal corporate income taxes, could be enacted or changed and could have a material adverse impact on us.

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

Additionally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business. Federal laws and regulations, and the influence of international laws and regulations, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a non-bank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs, or effectively manage our cost of doing business.

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

NI Holdings is an insurance holding company that transacts substantially all of its business through its subsidiaries. A significant source of funds available to us for the payment of operating expenses, share repurchases, and potential future dividends to shareholders and/or debt servicing are remaining net proceeds from our IPO retained at the holding company, management fees, and dividends from our subsidiaries. The payment of dividends by our subsidiaries are restricted by North Dakota’s insurance law. If we are unable to obtain dividends from our subsidiaries as needed to fund our operations, our business and financial results could be adversely affected.

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

Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay claims and operating expenses. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities. Potential higher interest rates could reduce the carrying value of our fixed maturity and short-term investments, negatively impacting the Company’s carrying value in the short-term. Over the long-term, however, higher interest rates would provide an incremental benefit to our net investment income as excess cash and the proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize any forced sales within the portfolio. However, even with such monitoring efforts, we may be forced to sell securities at a loss, which would adversely affect our results of operations.

We also invest a portion of our assets in equity securities, which are subject to greater volatility in their investment returns than fixed maturity investments. Unlike fixed income securities, the changes in the fair value of our equity securities are recognized in net income. General economic conditions, stock market volatility, changes in tax laws, and many other factors beyond our control can adversely affect the value of these securities and potentially reduce our net investment income and/or lead to net investment losses.

Any significant or long-running negative changes in the fixed income or equity markets could have a material adverse effect on our financial condition, results of operations, or cash flows. The Company’s investment portfolio is also subject to credit and cash flow risk, including risks associated with its investments in asset-backed and mortgage-backed securities. Because the Company’s investment portfolio is the largest component of its assets and a multiple of its shareholders’ equity, adverse changes in economic conditions could result in impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain investment holdings. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We may not be able to manage our growth effectively.

We intend to continue to grow our business in the future, which could require additional capital, systems development, and skilled personnel. However, there are inherent risks associated with this strategy, including the risks of unsuccessfully identifying profitable business opportunities, managing capital requirements, expanding systems and internal controls, maintaining innovative products and technologies, allocating human capital resources, identifying qualified employees and/or agents, and integrating future acquisitions. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

We could be adversely affected by a future unexpected business interruption involving our office buildings, operational systems and infrastructure, key external vendors, and/or workforce.

Our business operations could be substantially interrupted by flooding, snow, ice, wind, and other weather-related incidents, or from fire, pandemics, power loss, telecommunications failures, terrorism, or other such events. Our business continuity plans may not sufficiently remediate all risks associated with future significant business interruptions. Any damage caused by such a failure or loss may cause interruptions in our business operations that may adversely affect our service levels and business.

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

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 28, 2023, there were approximately 558 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph shows the cumulative total shareholder return (stock price increase plus dividends) on our common stock from March 16, 2017 (the first date that shares of our common stock were available for trading) through December 31, 2022, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the Standard & Poor’s (S&P) 1500 US P&C Insurance Index (as the published industry index). The price weighted Dow Jones US P&C Insurance Index historically presented within the following graph was replaced in this Annual Report in favor of the market capitalization weighted S&P 1500 US P&C Insurance Index. The graph assumes that the value of the investment in the common stock and each index was $100 on March 16, 2017, and that all dividends were reinvested.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
3/16/2017
9/29/2017
6/29/2018
3/29/2019
12/31/2019
9/30/2020
6/30/2021
3/31/2022
12/30/2022
NI Holdings, Inc.
Russell 2000
S&P 1500 P&C Insurance

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

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. However, any future dividends may be restricted to those received from our insurance subsidiaries, as our income is limited to earnings from the invested capital remaining from our initial IPO. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance, Direct Auto, and Westminster may pay to us. For information regarding the regulatory restrictions on dividends our insurance subsidiaries can pay, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources”, and Part II, Item 8, Note 21 “Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions”.

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

On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022, and the final installment was paid in December 2022 with no adjustments from the originally anticipated amount. The Company used net proceeds from the IPO to satisfy these obligations.

From time to time, the Company may also repurchase its own stock. To date, the Company has used net proceeds from the IPO to fund these share repurchases. For more information, see Part II, Item 5, “Issuer Stock Purchases”.

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

On August 11, 2021, our Board of Directors approved an additional authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this new authorization. During the year ended December 31, 2022, we completed the repurchase of 214,937 shares of our common stock for $3,446 to close out this authorization.

On May 9, 2022, our Board of Directors approved an additional authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization.

In total during the year ended December 31, 2022, we completed the repurchase of 269,160 shares of our common stock for $4,180. The repurchases made in the three months ended December 31, 2022, are shown below:

Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
October 1 – 31, 2022	25,314	$13.95	25,314	$10,222
November 1 – 30, 2022	18,625	13.63	18,625	9,968
December 1 – 31, 2022	51,802	13.57	51,802	9,265
Total	95,741	$13.68	95,741	$9,265

(1)	Shares purchased pursuant to the August 11, 2021, and May 9, 2022, publicly announced share repurchase authorizations of up to approximately $5,000 and $10,000, respectively, of the Company’s outstanding common stock. The August 11, 2021, repurchase authorization was completed in November 2022.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $9,265 under the May 9, 2022, publicly announced share repurchase authorization.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the consolidated financial statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this 2022 Annual Report constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022.

All dollar amounts, except per share amounts, are in thousands.

Results of Operations

Our consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Management evaluates our operations by monitoring key measures of growth and profitability, which may include the disclosure of certain non-GAAP financial measures. Our results of operations are influenced by numerous factors affecting the U.S. property and casualty insurance industry including competition, weather, catastrophic events, innovation and emerging technologies, changes in regulations, inflation, general economic conditions, judicial trends, fluctuations in interest rates, and other changes in the financial markets.

Our premium levels and underwriting results have been, and will continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced business. During a hard market cycle, it is more likely that insurers will be able to increase their rates or profit margins. A hard market typically has a positive effect on premium growth. The markets that we serve are diversified, which requires us to regularly monitor our performance and competitive position by line of business and geographic market to determine appropriate rate actions.

Premiums in the multi-peril crop insurance business are primarily influenced by the types of crops planted, number of acres insured, and commodity prices because the rates are established by the RMA rather than individual insurance carriers. The expected experience of this business for the calendar year may also significantly affect the reported net earned premiums and losses due to the risk-sharing arrangement with the federal government. Multi-peril crop insurance premiums are generally written in the second quarter, and earned ratably over the period of risk, which generally extends into the fourth quarter. Premiums in the crop hail insurance business are also generally written in the second quarter and earned ratably until the end of the third quarter.

Premiums in our other lines of business are written and earned throughout the year based on their coverage periods. Losses on this business are also incurred throughout the year but are usually more frequent and/or severe during periods of elevated weather-related activity.

Property Claims Service (“PCS”), a division of the Insurance Services Office, maintains industry loss data related to catastrophe loss events. PCS defines a catastrophe as an event that causes damage of $25 million or more in insured property losses and affects a significant number of insureds. When reporting on our losses from catastrophe events, we may include losses from those events that were defined as a catastrophe by PCS or those events which may include losses that we believe are, or will be, material to our operations, either in amount or in number of claims made. The frequency and severity of catastrophic losses we experience in any year may significantly affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance business, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements.

For more information on the Company’s results of operations by segment, see Part II, Item 8, Note 20 “Segment Information”.

Years ended December 31, 2022, 2021, and 2020

The consolidated net loss for the Company was $53,775 for the year ended December 31, 2022, compared to net income of $8,332 for the year ended December 31, 2021, and $41,344 for the year ended December 31, 2020.

The major components of our revenues and net income (loss) for the three periods are shown below:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net premiums earned	$328,290	$299,589	$283,661
Fee and other income	1,453	1,775	1,801
Net investment income	7,820	7,131	7,271
Net investment gains (losses)	(13,126)	15,479	13,624
Total revenues	$324,437	$323,974	$306,357

Components of net income (loss):
Net premiums earned	$328,290	$299,589	$283,661
Losses and loss adjustment expenses	294,432	216,379	168,473
Amortization of deferred policy acquisition costs and other underwriting and general expenses	99,034	96,289	85,068
Underwriting gain (loss)	(65,176)	(13,079)	30,120

Fee and other income	1,453	1,775	1,801
Net investment income	7,820	7,131	7,271
Net investment gains (losses)	(13,126)	15,479	13,624
Income (loss) before income taxes	(69,029)	11,306	52,816
Income tax expense (benefit)	(15,254)	2,974	11,472
Net income (loss)	$(53,775)	$8,332	$41,344

Net Premiums Earned

	Year Ended December 31,
	2022	2021	2020
Net premiums earned:
Direct premium	$368,886	$333,254	$301,061
Assumed premium	6,550	8,035	6,459
Ceded premium	(47,146)	(41,700)	(23,859)
Total net premiums earned	$328,290	$299,589	$283,661

Net premiums earned for the year ended December 31, 2022 increased $28,701, or 9.6%, to $328,290, compared to $299,589 for the year ended December 31, 2021.

Net premiums earned for the year ended December 31, 2021 increased $15,928, or 5.6%, to $299,589, compared to $283,661 for the year ended December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Net premiums earned:
Private passenger auto	$77,605	$72,533	$72,009
Non-standard auto	66,911	58,585	53,737
Home and farm	78,381	73,792	74,879
Crop	34,721	26,848	35,718
Commercial	61,431	57,285	38,288
All other	9,241	10,546	9,030
Total net premiums earned	$328,290	$299,589	$283,661

Below are comments regarding significant changes in net premiums earned, by business segment:

Private passenger auto – Net premiums earned for 2022 increased $5,072, or 7.0%, from 2021. Results were driven by rate increases in North Dakota, South Dakota, and Nebraska.

Non-standard auto – Net premiums earned for 2022 increased $8,326, or 14.2%, from 2021. Results were driven by new business growth, increased retention, and rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for 2022 increased $4,589, or 6.2%, from 2021. Results were driven by increased insured property values, which were primarily the result of using higher inflationary factors, along with rate increases.

Crop – Net premiums earned for 2022 increased $7,873, or 29.3%, from 2021. Results were driven by the impact of higher commodity prices on our multi-peril crop insurance direct written premiums. In addition, earned premiums increased as a result of ceding significantly less multi-peril crop insurance business into the Assigned Risk fund of the SRA in 2022 compared to the prior year.

Commercial – Net premiums earned for 2022 increased $4,146, or 7.2%, from 2021. Results were driven by increased insured values which were primarily the result of higher inflationary factors as well as continued growth in rate and new business premiums.

All other – Net premiums earned for 2022 decreased $1,305, or 12.4%, from 2021. Results were driven by the Company’s decision to non-renew its participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2022	2021	2020
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$333,397	$280,998	$185,370
Assumed losses and loss adjustment expenses	2,369	6,899	3,308
Ceded losses and loss adjustment expenses	(41,334)	(71,518)	(20,205)
Total net losses and loss adjustment expenses	$294,432	$216,379	$168,473

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2022 increased $78,053, or 36.1%, to $294,432, compared to $216,379 for the year ended December 31, 2021.

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2021 increased $47,906, or 28.4%, to $216,379, compared to $168,473 for the year ended December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Net losses and loss adjustment expenses:
Private passenger auto	$65,420	$59,721	$45,511
Non-standard auto	39,400	34,453	30,347
Home and farm	107,823	52,145	36,745
Crop	19,418	27,831	31,379
Commercial	57,216	34,779	20,430
All other	5,155	7,450	4,061
Total net losses and loss adjustment expenses	$294,432	$216,379	$168,473

	Year Ended December 31,
	2022	2021	2020
Loss and loss adjustment expenses ratio:
Private passenger auto	84.3%	82.3%	63.2%
Non-standard auto	58.9%	58.8%	56.5%
Home and farm	137.6%	70.7%	49.1%
Crop	55.9%	103.7%	87.9%
Commercial	93.1%	60.7%	53.4%
All other	55.8%	70.6%	45.0%
Total loss and loss adjustment expenses ratio	89.7%	72.2%	59.4%

Below are comments regarding significant changes in net losses and loss adjustment expenses, and the net loss and loss adjustment expenses ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expenses ratio increased 2.0 percentage points in 2022 compared to 2021. This increase was driven by elevated loss costs due to continued high levels of inflation and increased weather-related comprehensive losses in Nebraska and South Dakota. We have addressed this increased frequency and severity through recent aggressive underwriting actions and rate increases.

Non-standard auto – The net loss and loss adjustment expenses ratio increased 0.1 percentage points in 2022 compared to 2021. Loss and loss adjustment expenses were once again impacted by elevated loss costs due to continued high levels of inflation partially offset by successful implementation of various strategic initiatives in 2022 as well as rate increases taken throughout the year.

Home and farm – The net loss and loss adjustment expenses ratio increased 66.9 percentage points in 2022 compared to 2021. This increase was driven by catastrophe losses in Nebraska, South Dakota, and North Dakota that occurred during second and third quarters of 2022. Catastrophe losses, net of reinsurance, for the segment accounted for 72.1 percentage points of the net loss and loss adjustment expense ratio for the year ended December 31, 2022, compared to 9.9 percentage points for the same period for 2021. We have addressed the increased loss and loss adjustment expenses ratio through recent aggressive underwriting actions and rate increases.

Crop – The net loss and loss adjustment expenses ratio decreased 47.8 percentage points in 2022 compared to 2021. This improvement was due to more favorable crop growing conditions in 2022 in comparison to the extreme drought conditions faced in 2021.

Commercial – The net loss and loss adjustment expenses ratio increased 32.4 percentage points in 2022 compared to 2021. This increase was driven by increased frequency and severity of fire losses as well as increased liability claims in our commercial multi-peril line of business. In addition, our results were impacted by freezing claims from winter storm Elliott. Our North Dakota commercial business also experienced elevated weather-related losses which contributed to this increase.

All other – The net loss and loss adjustment expenses ratio decreased 14.8 percentage points in 2022 compared to 2021. The decrease was driven by the Company’s decision to non-renew its participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022. The loss and loss adjustment expense ratio was also impacted by favorable prior year development in our assumed domestic and international reinsurance pool of business.

Underwriting and General Expenses and Expense Ratio

	Year Ended December 31,
	2022	2021	2020
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$66,803	$64,574	$51,472
Other underwriting and general expenses	32,231	31,715	33,596
Total underwriting and general expenses	99,034	96,289	85,068

Expense ratio	30.2%	32.1%	30.0%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 1.9 percentage points in the year ended December 31, 2022, compared to the same period in 2021. This decrease was driven by the impact of the significantly higher multi-peril crop insurance net premiums earned during 2022 in our crop segment, which operates at a significantly lower expense ratio relative to our other segments. The overall expense ratio increased 2.1 percentage points in the year ended December 31, 2021, compared to the same period in 2020.

Underwriting Gain (Loss) and Combined Ratio

	Year Ended December 31,
	2022	2021	2020
Underwriting gain (loss):
Private passenger auto	$(9,416)	$(7,704)	$6,512
Non-standard auto	622	1,362	2,651
Home and farm	(52,512)	(475)	17,260
Crop	12,294	(9,195)	(468)
Commercial	(17,958)	2,506	1,500
All other	1,794	427	2,665
Total underwriting gain (loss)	$(65,176)	$(13,079)	$30,120

	Year Ended December 31,
	2022	2021	2020
Combined ratio:
Private passenger auto	112.1%	110.6%	91.0%
Non-standard auto	99.1%	97.7%	95.1%
Home and farm	167.0%	100.7%	77.0%
Crop	64.6%	134.3%	101.4%
Commercial	129.2%	95.6%	96.1%
All other	80.6%	95.9%	70.5%
Total combined ratio	119.9%	104.3%	89.4%

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

The total underwriting loss increased $52,097, or 398.3%, for the year ended December 31, 2022, compared to the same period in 2021. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses section above.

The overall combined ratio increased 15.6 percentage points in the year ended December 31, 2022, compared to the same period in 2021. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses section above.

Fee and Other Income

The Company had fee and other income of $1,453 for the year ended December 31, 2022, compared to $1,775 for the year ended December 31, 2021, and $1,801 for the year ended December 31, 2020. Fee income attributable to the non-standard auto segment decreased to $831 for the year ended December 31, 2022, from $1,280 for the year ended December 31, 2021, due to a reduction in policies that generate fee income.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2022	2021	2020
Average cash and invested assets	$455,366	$502,375	$449,148
Net investment income	$7,820	$7,131	$7,271

Gross return on average cash and invested assets	2.5%	2.1%	2.3%
Net return on average cash and invested assets	1.7%	1.4%	1.6%

Net investment income increased $689 for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily driven by an increase in the fixed income portfolio average book value (measured at cost or amortized cost), the rising interest rate environment, as well as a higher allocation of invested assets to private placement securities and high dividend yield equities. Net investment income decreased $140 for the year ended December 31, 2021, compared to the year ended December 31, 2020.

The Company’s gross and net return on average cash and invested assets increased year-over-year, driven by a decrease in average cash and invested assets (measured at fair value) as a result of unfavorable market conditions for both fixed income and equity securities as well as higher net investment income.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Gross realized gains	$7,195	$18,130	$9,740
Gross realized losses, excluding credit impairment losses	(5,271)	(362)	(1,969)
Net realized gains	1,924	17,768	7,771
Change in net unrealized gain on equity securities	(15,050)	(2,289)	5,853
Net investment gains (losses)	$(13,126)	$15,479	$13,624

The Company had net realized gains of $1,924 for the year ended December 31, 2022, compared to $17,768 for the year ended December 31, 2021, and $7,771 for the year ended December 31, 2020. The Company reported no credit impairment losses during any of the periods presented.

The Company experienced a decrease in net unrealized gains on equity securities of $15,050 during the year ended December 31, 2022, driven by changes in fair value attributable to unfavorable equity markets. In addition, the Company’s sales activity (and resulting gains and losses) impacts the level and direction of the change in the net unrealized gain or loss of its equity securities portfolio. The Company had net realized gains on the sale of equity securities of $2,075, $17,118, and $6,868 during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company’s fixed income securities are classified as available for sale because it will, from time to time, execute sales of securities that are not impaired to meet liquidity needs or for other strategic purposes, in accordance with our investment policy. The fixed income portfolio experienced an unfavorable change in net unrealized gains/losses of $46,362 during the year ended December 31, 2022, compared to a decrease in net unrealized gains of $9,796 during the year ended December 31, 2021. The changes were primarily the result of rising interest rates in the U.S. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income. The fixed income portfolio experienced an increase in net unrealized gains of $9,264 during the year ended December 31, 2020.

Income (Loss) before Income Taxes

For the year ended December 31, 2022, the Company had pre-tax loss of $69,029, compared to pre-tax income of $11,306 and $52,816 for the years ended December 31, 2021 and 2020, respectively. The decrease in pre-tax income was largely attributable to the significant catastrophe losses in Nebraska, South Dakota, and North Dakota, along with the change in net investment gains/losses that was driven by the impact of unfavorable equity markets during 2022.

Income Tax Expense (Benefit)

The Company recorded income tax benefit of $15,254 for the year ended December 31, 2022, compared to income tax expense of $2,974 and $11,472 for the years ended December 31, 2021 and 2020, respectively. Our effective tax rate for 2022 was 22.1% compared to an effective tax rate of 26.3% and 21.7% for 2021 and 2020, respectively. A portion of the effective tax rate is due to state income taxes, which drove the higher effective tax rate in 2021. The valuation allowance against certain deferred income tax assets was $694 as of December 31, 2022 compared to $1,008 as of December 31, 2021.

Net Income (Loss)

For the year ended December 31, 2022, the Company had a net loss before non-controlling interest of $53,775, compared to income of $8,332 and $41,344 for the years ended December 31, 2021 and 2020, respectively. The decrease was largely attributable to the significant catastrophe losses in Nebraska, South Dakota, and North Dakota, along with the change in net investment gains/losses that was driven by the impact of unfavorable equity markets during 2022.

Return on Average Equity

For the year ended December 31, 2022, the Company had annualized return on average equity, after non-controlling interest, of (17.9)%, compared to annualized return on average equity, after non-controlling interest, of 2.4% and 12.4% for the years ended December 31, 2021 and 2020, respectively.

Average equity is calculated as the average between beginning and ending shareholders’ equity, excluding non-controlling interest, for the period.

Principal Revenue Items

The Company derives its revenue primarily from net premiums earned, net investment income, and net investment gains (losses).

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

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for multi-peril crop insurance are recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer will charge interest at a rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the FCIC by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims occurring in the spring (primarily for prevented planting and required replanting claims), claims are required to be filed with the FCIC by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance written by the Company covers crops planted in the spring.

Net investment income and net investment gains (losses)

The Company invests its excess cash in fixed income and equity securities. Investment income includes interest and dividends earned on invested assets, and is reported net of investment-related expenses. Net investment gains (losses) are reported separately from net investment income. The Company recognizes realized gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and realized losses when investments are sold for an amount less than their cost or amortized cost or when credit impairments are recorded, as applicable. The Company recognizes changes in unrealized gains and losses of equity securities in net income as part of net investment gains (losses). These gains and losses may be significant given the fair market value of the equity portfolio and the inherent volatility in equity markets. The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income (loss), net of income taxes. Therefore, these changes have no impact on net income but do impact shareholders’ equity.

The portfolio of investments for NI Holdings and its insurance subsidiaries is managed by Conning, Inc. and Disciplined Growth Investors. These investment managers have discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

The Company’s expenses consist primarily of losses and loss adjustment expenses, amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending, and adjusting claims, including legal fees.

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

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to its traditional property and casualty insurance products, the Company maintains reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses). The Company’s liability for unpaid losses and loss adjustment expenses consists of (1) case reserves, which are reserves for claims that have been reported to the Company, and (2) IBNR, which are reserves for claims that have been incurred but have not yet been reported and for the future development of reported claims. As some claims may not be reported for several years, the liability for unpaid losses and loss adjustment expenses includes significant estimates for IBNR.

Loss adjustment expenses consist of two components – allocated loss adjustment expenses and unallocated loss adjustment expenses. Allocated loss adjustment expenses are defense and cost containment expenses, including legal fees, court costs, and investigation fees, which are linked to the settlement of specific individual claims or losses. Unallocated loss adjustment expenses are expenses that generally cannot be associated with a specific claim, including internal costs such as salaries and other overhead costs, and also represent estimates of future costs to administer claims.

When a claim is reported to one of the insurance companies, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially in situations where legal action may be involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

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

The Company’s actuaries assist with the estimation of the liability for unpaid losses and loss adjustment expenses. The actuaries prepare estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date based on established actuarial methods as described below. We then reduce the estimated ultimate loss and loss adjustment expenses by loss and loss adjustment expenses payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from one of the following actuarial methodologies, weighted averages of the methods, and judgment. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuaries as to what is the most appropriate for the property and casualty business. Management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. Management may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

The Company determines its ultimate liability for unpaid losses and loss adjustment expenses by using the following actuarial methodologies:

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

Paid and Case Incurred Loss Development Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred losses or loss adjustment expenses at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop the estimated ultimate losses or loss adjustment expenses. Ultimate losses or loss adjustment expenses are then selected for each accident year from the various methods employed.

Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method — The Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method utilizes the ratio of paid allocated loss adjustment expenses to paid losses and is similar to the Paid and Case Incurred Loss Development Method described above, except that the data projected are the ratios of paid allocated loss adjustment expenses to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate allocated loss adjustment expenses. Allocated loss adjustment expenses reserves are calculated by subtracting paid losses from ultimate allocated loss adjustment expenses.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, inflation, legal trends, increases in the state-dictated minimum liability limits in the recent cases of nonstandard auto insurance, weather, and legislative changes, among others. The impact of many of these items on ultimate costs for losses and loss adjustment expenses is difficult to estimate. Loss reserve estimation is also affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. We continually refine our estimates of unpaid losses and loss adjustment expenses in a regular ongoing process as historical loss experience develops, and additional claims are reported and settled. We consider all significant facts and circumstances known at the time the liabilities for unpaid losses and loss adjustment expenses are established.

There is an inherent amount of uncertainty in the establishment of liabilities for unpaid losses and loss adjustment expenses. This uncertainty is greatest in the current and most recent accident years due to the more recent nature of the claims being reported and relatively small percentage of these claims that have been reported, investigated, and adjusted by the Company’s claims staff. Therefore, the reserves carried in these more recent accident years are generally more conservative than those carried for older accident years. As the Company has the opportunity to investigate and adjust the reported claims, both the case and IBNR reserves are adjusted to more closely reflect the ultimate expected loss.

Other factors that may have an impact on the Company’s case and IBNR reserves include, but are not limited to, those described below.

Changes in liability law and public attitudes regarding damage awards

Laws governing liability claims and judicial interpretations thereof can change over time, which can expand the scope of coverage anticipated by insurers when initially establishing reserves for claims. In addition, public attitudes regarding damage awards can result in judges and juries granting higher recoveries for damages than expected by claims personnel when reserves are established. In addition, these changes can result in both increased claim frequency and severity as both plaintiffs and their legal counsel perceive the opportunity for higher damage awards. Reserves established for claims that occurred in prior years would not have anticipated these legal changes and, therefore, could prove to be inadequate for the ultimate losses paid by the Company, causing the Company to experience adverse development and higher loss payments in future years.

Change in claims handling and/or setting case reserves

Changes in Company personnel and/or the approach to how claims are reported, adjusted, and reserved may affect the reserves established by the Company. As discussed above, the setting of IBNR reserves is not an exact science and involves the expert judgment of an actuary. One actuary’s reserve opinion may differ slightly from another actuary’s opinion. This is the primary reason why the IBNR reserve estimate is customarily reported as a range by a company’s actuary, which provides a company with an acceptable range to use in establishing its best estimate for IBNR reserves.

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on the Company’s case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, which is possible but unlikely as the Company usually settles claims in less than 50 days on average, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, the Company may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to the Company being deficient in its IBNR reserves.

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a significant catastrophe, such as a hurricane, has an impact on not only the availability and cost of building materials such as roofing and other materials, but also the availability and cost of labor. Numerous other factors could also cause claim severity to increase beyond what the Company’s historic reserves would reflect. In addition, unexpected increases in labor, healthcare, or building material costs and other factors may cause fluctuations in the ultimate development of the case reserves.

Actual settlement experience different from historical data trends

When establishing IBNR reserves, the Company’s actuaries consider many of the factors discussed above. One of the more important factors that is considered when setting reserves is the past or historical claim settlement experience. Our actuaries consider factors such as the number of files entering litigation, payment patterns, length of time it takes Company claims personnel to settle the claims, and average payment amounts when estimating reserve amounts. Should future settlement patterns change due to the legal environment, Company claims handling philosophy, or personnel, it may have an impact on the future claims payments, which could cause existing reserves to either be redundant (excessive) or deficient (below) compared to the actual loss amount.

Change in Reporting Lag

As discussed above, the Company and its actuaries utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience an unexpected delay in reporting time (claims are slower to be reported than in the past), we may underestimate the anticipated number of future claims, which could cause the ultimate loss we may experience to be underestimated. A lag in reporting may be caused by changes in how claims are reported, the types or lines of business the Company writes, the Company’s distribution system, and the geographic area where the Company chooses to insure risk.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for unpaid losses and loss adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. The Company reflects adjustments to the liability for unpaid losses and loss adjustment expenses in the results of operations during the period in which the estimates are changed.

Investments

The Company’s fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized independent pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investments gains or losses on equity securities are reported in net income (loss). Investment income from fixed income securities is recognized when earned, and realized investment gains (losses) are recognized when investments are sold, the fair value of equity securities change, or credit impairments are recognized.

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

At December 31, 2022 and 2021, deferred policy acquisition costs and the related liability for unearned premiums were as follows:

	December 31,
	2022	2021
Deferred policy acquisition costs	$29,768	$24,947
Liability for unearned premiums	148,513	127,789

There were no VOBA intangible assets remaining at December 31, 2022 or 2021.

The method followed in computing DAC limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to DAC. If the estimation of net realizable value indicates that DAC are not recoverable, they would be written off or a premium deficiency reserve would be established.

Income Taxes

Current income taxes represent amounts paid to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is established when it is more likely than not that some portion of the deferred income tax asset will not be realized. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

The Company had gross deferred income tax assets of $17,900 at December 31, 2022, and $10,070 at December 31, 2021, arising primarily from unearned premiums, loss reserve discounting, net unrealized investment losses, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which the Company believes it is more likely than not that it will not be realized. A valuation allowance of $694 and $1,008 was maintained at December 31, 2022, and December 31, 2021, respectively.

The Company had gross deferred income tax liabilities of $8,201 at December 31, 2022, and $14,568 at December 31, 2021, arising primarily from deferred policy acquisition costs, net unrealized investment gains, and other intangible assets.

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

As of December 31, 2022, the Company had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax returns for the years 2019 through 2021 are open for examination.

Changing Climate Conditions

Longer-term natural catastrophe trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail, and snow. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to effectively manage catastrophe risk is dependent, in part, on our reliance on various catastrophe models, which may produce unreliable output as a result of inaccurate or incomplete data, along with the inherent uncertainty of future frequency and severity of losses. The impact of changing climate conditions on the overall insurance industry may also materially affect the availability and cost of reinsurance to us. In addition, these changes could impact the creditworthiness of issuers of securities in which the Company invests, subjecting our investment portfolio to increased credit and interest rate risk, with the potential for reduced investment returns and/or material realized or unrealized losses.

Liquidity and Capital Resources

The Company generates sufficient funds from its operations and maintains a high degree of liquidity in its investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and fixed income maturities. In 2017, we raised $93,145 in net proceeds from our IPO, which we planned to use for strategic acquisitions.

In 2018, we used $17,000 for the acquisition of Direct Auto, which was paid at closing. On January 1, 2020, we acquired Westminster for $40,000. We paid $20,000 at the time of closing. The terms of the acquisition agreement included payment of the remaining $20,000, subject to certain adjustments, in three equal installments on each of the first and second anniversaries of the closing, and on the first business day of the month preceding the third anniversary of the closing. The first two installments were paid in January 2021 and January 2022, and the final installment was paid in December 2022 with no adjustments from the originally anticipated amount. The Company used net proceeds from the IPO to satisfy these obligations.

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

The changes in cash and cash equivalents for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net cash flows from operating activities	$(30,388)	$29,168	$51,010
Net cash flows from investing activities	25,048	(48,151)	200
Net cash flows from financing activities	(18,281)	(11,471)	(12,265)
Net increase (decrease) in cash and cash equivalents	$(23,621)	$(30,454)	$38,945

For the year ended December 31, 2022, net cash used by operating activities totaled $30,388 compared to $29,168 net cash provided by operating activities a year ago. This decrease was primarily driven by higher claim payments related to catastrophe losses during the current year and higher levels of premiums and agents’ balances receivable and federal income tax recoverable.

For the year ended December 31, 2022, net cash provided by investing activities totaled $25,048 compared to $48,151 net cash used by investing activities a year ago. This decrease in cash used was attributable to the significant catastrophe losses in Nebraska and South Dakota, which resulted in more sales of securities to pay losses and less available cash for investment purchases. The decrease was also attributable to the Company investing a higher level of excess cash during the first quarter of 2021.

For the year ended December 31, 2022, net cash used by financing activities totaled $18,281 compared to $11,471 a year ago. This increase in cash used was primarily attributable to the Company making two installment payments for the Westminster purchase during 2022 for $13,333 compared to one installment payment in 2021 for $6,667.

For the year ended December 31, 2021, net cash provided by operating activities totaled $29,168 compared to $51,010 in the year prior. The decrease in net cash provided by operating activities was primarily driven by higher claim payments related to a return to average loss frequency in the private passenger auto segment while pandemic-related restrictions were removed as well as above average weather-related losses and a catastrophe event in the home and farm segment. The higher claim payments were partially offset by increased premium receipts due to premium growth.

For the year ended December 31, 2021, net cash used by investing activities totaled $48,151 compared to net cash provided by investing activities of $200 in the year prior. In 2021, the Company invested excess cash generated from operations and the implementation of the intercompany reinsurance pooling agreement into longer term investments.

For the year ended December 31, 2021, net cash used by financing activities totaled $11,471 compared to $12,265 in the year prior. The Company paid the first installment of $6,667 of the additional consideration for Westminster during the first quarter of 2021. The Company repurchased shares of its own common stock for $4,316 during 2021 compared to $12,234 during 2020.

As a standalone entity, and outside of the net proceeds from the IPO, the Company’s principal source of long-term liquidity will be dividend payments from its directly-owned subsidiaries.

Nodak Insurance is restricted by the insurance laws of North Dakota as to the amount of liquid or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of the Company’s surplus as regards policyholders as of the preceding December 31, or (ii) the Company’s statutory net income for the preceding calendar year (excluding realized investment gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized investment gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Nodak Insurance as of December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 and $6,000 to NI Holdings during the years ended December 31, 2022 and 2020, respectively. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Direct Auto as of December 31, 2022. No dividends were declared or paid by Direct Auto during the years ended December 31, 2022, 2021, or 2020.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Westminster as of December 31, 2022. No dividends were declared or paid by Westminster during the years ended December 31, 2022, 2021 or 2020.

Contractual Obligations

The primary contractual obligations of the Company include gross loss and loss adjustment expenses payments, consideration due relating to the acquisition of Westminster, and operating lease obligations.

The Company’s unpaid losses and loss adjustment expenses were $190,459 as of December 31, 2022. Historical payment experience indicates that approximately 49% of this amount will be paid during 2023 and another 35% will be paid over the subsequent two years. The actual timing and amounts of these payments in the future may vary.

Westminster was acquired on January 1, 2020, for a purchase price of $40,000, subject to certain adjustments. The Company paid $20,000 from the net proceeds from the IPO at time of closing, with another $20,000 payable in three equal installments. We paid the first two installments on the first two anniversaries of the closing, in January 2021 and January 2022, and paid the final installment in December 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 2 “Recent Accounting Pronouncements”.

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

We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, general economic conditions, expected rates of inflation and regulatory requirements. The portfolio duration of the fixed income securities in the Company’s investment portfolio at December 31, 2022 was 4.55 years. These fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates. These fixed income securities may experience significant fluctuations in fair value resulting from changes in interest rates and are carried as available for sale. We manage the exposure to risks associated with interest rate fluctuations through active management and consultation with our outside fixed income portfolio manager.

Higher interest rates, oftentimes correlated to inflation, reduce the carrying value of our fixed maturity and short-term investments, negatively impacting the Company’s book value in the short-term. Over the long-term, however, higher interest rates provide an incremental benefit to our net investment income over time as excess cash and proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize forced sales within the portfolio.

Additionally, we hold certain fixed income securities that have call features. In a potential declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.

If we are required to sell fixed income securities in a rising interest rate environment, the Company may recognize investment losses.

The table below shows the interest rate sensitivity of the Company’s fixed income securities measured in terms of fair value (which is equal to the carrying value for all of its investment securities that are subject to interest rate changes) at December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(26,433)	$276,891	$(31,975)	$332,676
100 basis point increase	(13,504)	289,820	(16,116)	348,535
No change	—	303,324	—	364,651
100 basis point decrease	13,986	317,310	16,018	380,669
200 basis point decrease	28,347	331,671	32,119	396,770

The interest rate exposure of the Company’s portfolio was proportionately consistent in the current year compared to the prior year, which is expected given the generally consistent composition and duration of the fixed income portfolio over this time.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed income securities that are rated investment grade by Moody’s Investors Services, Inc. or an equivalent rating quality. We also work in conjunction with our outside fixed income portfolio manager to monitor the financial condition of all of the issuers of fixed income securities in the portfolio. Additionally, the Company’s investment policy includes diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our equity portfolio is subject to a variety of risk factors, including general economic conditions which influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of our portfolio. The Company’s investment policy helps mitigate these risks by diversifying the portfolio and establishing parameters to help manage exposures.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of NI Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Losses and Loss Adjustment Expenses Reserves

Critical Audit Matter Description

On December 31, 2022, the Company’s liability for unpaid losses and loss adjustment expenses was approximately $190 million. As described in Note 3 and 9, the Company’s property and casualty insurance loss and loss expenses reserves (referred to as “losses and loss expenses reserves”), are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims as of the financial statement date. There is significant uncertainty inherent in determining management’s best estimate of the losses and loss expenses reserves, requiring the use of informed actuarially based estimates and management’s judgment. The actuarial estimate of losses and loss expenses reserves is subject to review and adjustment by Company management.

Losses and loss expenses are inherently uncertain as to timing and amount and the recorded losses and loss expense reserves may vary materially from the actual ultimate cost of claims. Given the subjectivity in estimating ultimate losses and loss expenses, due to uncertainties concerning the future emergence of losses and loss expenses, inflation trends, and the judicial environment, among other factors, auditing losses and loss expenses reserves involved an especially high degree of auditor judgment, including the need to involve an actuarial specialist.

How the Critical Matter Was Addressed in the Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of certain internal controls over the Company’s reserving process for losses and loss adjustment expenses reserves.

To test the Company’s estimate of losses and loss adjustment expenses reserves, our audit procedures included among others:

●	With the assistance of the actuarial specialist, we used the Company’s claims data and other inputs, to develop a range of independent estimates for the losses and loss expenses reserves. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded losses and loss expenses reserves.
●	We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimate.
●	We compared the Company’s prior years estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of losses and loss expenses reserves.

/s/ Mazars USA LLP

We have serves as the Company’s auditor since 2016.

Fort Washington, Pennsylvania

March 8, 2023

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

(dollar amounts in thousands, except par value)

	2022	2021
Assets:
Cash and cash equivalents	$47,002	$70,623
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2022)	303,324	364,651
Equity securities, at fair value	52,393	77,690
Other investments	2,005	2,005
Total cash and investments	404,724	514,969

Premiums and agents' balances receivable (net of allowance for expected credit losses of $425 at December 31, 2022)	62,173	51,452
Deferred policy acquisition costs	29,768	24,947
Reinsurance premiums receivable	1,647	—
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at December 31, 2022)	37,575	21,200
Income tax recoverable	13,964	364
Accrued investment income	2,456	2,524
Property and equipment, net	9,843	9,869
Deferred income taxes	9,005	—
Receivable from Federal Crop Insurance Corporation	15,462	—
Goodwill and other intangibles	17,250	17,722
Other assets	10,365	8,735
Total assets	$614,232	$651,782

Liabilities:
Unpaid losses and loss adjustment expenses	$190,459	$139,662
Unearned premiums	148,513	127,789
Reinsurance premiums payable	—	326
Deferred income taxes	—	5,506
Payable to Federal Crop Insurance Corporation	—	4,962
Westminster consideration payable	—	13,020
Accrued expenses and other liabilities	22,053	13,104
Total liabilities	361,025	304,369

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2022 – 21,076,255 shares, 2021 – 21,219,808 shares	230	230
Additional paid-in capital	95,671	98,166
Unearned employee stock ownership plan shares	(941)	(1,184)
Retained earnings	214,121	267,207
Accumulated other comprehensive income (loss), net of income taxes	(29,286)	5,237
Treasury stock, at cost, 2022 – 1,829,635 shares, 2021 – 1,661,767 shares	(28,818)	(26,452)
Non-controlling interest	2,230	4,209
Total shareholders’ equity	253,207	347,413

Total liabilities and shareholders’ equity	$614,232	$651,782

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021, and 2020

(dollar amounts in thousands, except per share data)

	2022	2021	2020
Revenues:
Net premiums earned	$328,290	$299,589	$283,661
Fee and other income	1,453	1,775	1,801
Net investment income	7,820	7,131	7,271
Net investment gains (losses)	(13,126)	15,479	13,624
Total revenues	324,437	323,974	306,357

Expenses:
Losses and loss adjustment expenses	294,432	216,379	168,473
Amortization of deferred policy acquisition costs	66,803	64,574	51,472
Other underwriting and general expenses	32,231	31,715	33,596
Total expenses	393,466	312,668	253,541

Income (loss) before income taxes	(69,029)	11,306	52,816
Income tax expense (benefit)	(15,254)	2,974	11,472
Net income (loss)	(53,775)	8,332	41,344
Net income (loss) attributable to non-controlling interest	(679)	(84)	955
Net income (loss) attributable to NI Holdings, Inc.	$(53,096)	$8,416	$40,389

Earnings (loss) per common share:
Basic	$(2.49)	$0.39	$1.86
Diluted	$(2.49)	$0.39	$1.84

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,333,389	21,424,060	21,772,475
Plus: Dilutive securities	—	232,366	169,995
Weighted average common shares used in diluted per common share calculations	21,333,389	21,656,426	21,942,470

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2022, 2021, and 2020

(dollar amounts in thousands)

	2022
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(53,096)	$(679)	$(53,775)
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(44,810)	(1,703)	(46,513)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	131	20	151
Other comprehensive income (loss), before income taxes	(44,679)	(1,683)	(46,362)
Income tax benefit (expense) related to items of other comprehensive income (loss)	10,156	383	10,539
Other comprehensive income (loss), net of income taxes	(34,523)	(1,300)	(35,823)
Comprehensive income (loss)	$(87,619)	$(1,979)	$(89,598)

	2021
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$8,416	$(84)	$8,332
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(8,827)	(319)	(9,146)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(648)	(2)	(650)
Other comprehensive income (loss), before income taxes	(9,475)	(321)	(9,796)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,872	69	1,941
Other comprehensive income (loss), net of income taxes	(7,603)	(252)	(7,855)
Comprehensive income (loss)	$813	$(336)	$477

	2020
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$40,389	$955	$41,344
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	10,051	116	10,167
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(902)	(1)	(903)
Other comprehensive income (loss), before income taxes	9,149	115	9,264
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,921)	(24)	(1,945)
Other comprehensive income (loss), net of income taxes	7,228	91	7,319
Comprehensive income (loss)	$47,617	$1,046	$48,663

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022, 2021, and 2020

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2020	$230	$95,961	$(1,671)	$218,480	$5,612	$(12,308)	$3,499	$309,803

Net income (loss)	—	—	—	40,389	—	—	955	41,344
Other comprehensive income (loss), net of income taxes	—	—	—	—	7,228	—	91	7,319
Share-based compensation	—	2,297	—	—	—	—	—	2,297
Purchase of treasury stock	—	—	—	—	—	(12,234)	—	(12,234)
Issuance of vested award shares	—	(477)	—	(128)	—	574	—	(31)
Distribution of employee stock ownership plan shares	—	130	244	—	—	—	—	374
Balance, December 31, 2020	230	97,911	(1,427)	258,741	12,840	(23,968)	4,545	348,872

Net income (loss)	—	—	—	8,416	—	—	(84)	8,332
Other comprehensive income (loss), net of income taxes	—	—	—	—	(7,603)	—	(252)	(7,855)
Share-based compensation	—	2,408	—	—	—	—	—	2,408
Purchase of treasury stock	—	—	—	—	—	(4,316)	—	(4,316)
Issuance of vested award shares	—	(2,370)	—	50	—	1,832	—	(488)
Distribution of employee stock ownership plan shares	—	217	243	—	—	—	—	460
Balance, December 31, 2021	230	98,166	(1,184)	267,207	5,237	(26,452)	4,209	347,413

Net income (loss)	—	—	—	(53,096)	—	—	(679)	(53,775)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(34,523)	—	(1,300)	(35,823)
Share-based compensation	—	(40)	—	—	—	—	—	(40)
Purchase of treasury stock	—	—	—	—	—	(4,180)	—	(4,180)
Issuance of vested award shares	—	(2,592)	—	10	—	1,814	—	(768)
Distribution of employee stock ownership plan shares	—	137	243	—	—	—	—	380
Balance, December 31, 2022	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021, and 2020

(dollar amounts in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(53,775)	$8,332	$41,344
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment losses (gains)	13,126	(15,479)	(13,624)
Deferred income tax expense (benefit)	(3,972)	(1,310)	638
Depreciation of property and equipment	708	694	709
Amortization of intangibles	472	472	5,224
Distribution of employee stock ownership plan shares	380	460	373
Share-based compensation	(40)	2,408	2,297
Amortization of deferred policy acquisition costs	66,803	64,574	51,472
Deferral of policy acquisition costs	(71,624)	(65,553)	(60,041)
Net amortization of premiums and discounts on investments	1,590	2,080	1,460
Loss (gain) on sale of property and equipment	(186)	31	6
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(10,721)	(2,929)	(3,325)
Reinsurance premiums receivable / payable	(1,973)	419	(828)
Reinsurance recoverables on losses	(16,375)	(12,490)	(3,902)
Income tax recoverable / payable	(13,600)	(1,118)	(753)
Accrued investment income	68	(383)	17
Federal Crop Insurance Corporation receivable / payable	(20,424)	11,608	7,584
Other assets	9	(3,669)	186
Unpaid losses and loss adjustment expenses	50,797	33,912	3,932
Unearned premiums	20,724	8,426	13,476
Accrued expenses and other liabilities	7,625	(1,317)	4,765
Net cash flows from operating activities	(30,388)	29,168	51,010

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	77,965	73,015	87,874
Proceeds from sales of equity securities	26,204	44,600	27,718
Purchases of fixed income securities	(64,742)	(128,480)	(91,559)
Purchases of equity securities	(13,884)	(37,491)	(22,312)
Purchases of property and equipment	(1,162)	(739)	(616)
Proceeds from sales of property and equipment	667	43	73
Acquisition of Westminster American Insurance Company (cash consideration paid net of cash and cash equivalents acquired)	—	—	(703)
Proceeds from sale of other investments and other	—	901	(275)
Net cash flows from investing activities	25,048	(48,151)	200

Cash flows from financing activities:
Purchases of treasury stock	(4,180)	(4,316)	(12,234)
Installment payment on Westminster consideration payable	(13,333)	(6,667)	—
Issuance of vested award shares	(768)	(488)	(31)
Net cash flows from financing activities	(18,281)	(11,471)	(12,265)

Net increase (decrease) in cash and cash equivalents	(23,621)	(30,454)	38,945

Cash and cash equivalents at beginning of period	70,623	101,077	62,132

Cash and cash equivalents at end of period	$47,002	$70,623	$101,077

Non-cash item: Present value of installment payable issued in connection with acquisition of Westminster American Insurance Company	$—	$—	$18,787

Federal and state income taxes paid	$2,360	$5,402	$11,586

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2022, 2021, and 2020
(dollar amounts in thousands)

1.	Organization

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

These consolidated financial statements include the financial position and results of operations of NI Holdings and the following other entities:

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the U.S. American West began writing policies in 2002 and primarily writes personal auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing personal auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020, via a stock purchase agreement.

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

2.	Recent Accounting Pronouncements

Prior to December 31, 2022, we were classified as an EGC and elected to use the extended transition period for complying with certain new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. However, beginning on December 31, 2022, we are no longer an EGC and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Adopted

Premium Amortization on Callable Fixed Income Securities

In January 2020, the Company adopted amended guidance from the FASB that shortened the amortization period of premiums on certain fixed income securities held at a premium to the earliest call date rather than through the maturity date of the callable security. The adoption of this guidance did not materially impact the Company’s financial position, results of operations, or cash flows.

Fair Value Measurement of Assets and Liabilities

In March 2020, the Company adopted modified disclosure requirements from the FASB relating to the fair value of assets and liabilities. The modifications primarily related to Level 3 fair value measurements. The Company does not currently carry any Level 3 assets or liabilities. As a result, there was no impact to the Company’s financial statement disclosures.

Leases

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption, if necessary. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the consolidated financial statements in accordance with previous lease accounting guidance. The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease, and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $1,637 as part of other assets, a lease liability of $1,837 as part of other liabilities, and an elimination of the $200 deferred rent liability in the Consolidated Balance Sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not affect the Company’s results of operations or cash flows.

Measurement of Credit Losses on Financial Instruments

In December 2022, the Company adopted amended guidance from the FASB that applies a new credit loss model (current expected credit losses or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Consolidated Balance Sheet at the amount expected to be collected. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The Company adopted the updated guidance for the year ended December 31, 2022. The adoption of this guidance resulted in an allowance of expected credit losses of $425 for premiums and agents' balances receivable. Based on the results of the receivable analyses and management’s review of our available-for-sale fixed income securities, it was determined that no allowance was required for reinsurance recoverables or available-for-sale fixed income securities at this time.

Income Taxes – Simplifying the Accounting for Income Taxes

In December 2022, the Company adopted amended guidance from the FASB relating to accounting for income taxes. The modifications primarily remove or amend several exceptions contained in existing guidance to simplify income tax matters. The adoption of this guidance did not materially impact the Company’s financial position, results of operations, or cash flows.

3.	Summary of Significant Accounting Policies

Basis of Consolidation:

Our consolidated financial statements, which we have prepared in accordance with GAAP, include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via a surplus note agreement. We have eliminated all significant intercompany accounts and transactions in consolidation.

Use of Estimates:

In preparing our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet, and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of credit impairments, valuation allowances for deferred income tax assets, deferred policy acquisition costs, and the valuations used to establish intangible assets acquired related to business combinations. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continued appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Variable-Interest Entities:

Any company deemed to be a variable interest entity (“VIE”) is required to be consolidated by the primary beneficiary of the VIE.

We assess our investments in other entities at inception to determine if any meet the qualifications of a VIE. We consider an investment in another company to be a VIE if: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb expected losses of the entity, or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or the rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events, we would reassess our initial determination of whether the investment is a VIE.

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

We control Battle Creek via a surplus note which provides us with the ability to appoint two-thirds of the Board of Directors of Battle Creek. Under the quota share reinsurance agreement that existed through December 31, 2019, Battle Creek’s operating results included only net investment income, bad debt expense, and income taxes. Effective January 1, 2020, the Company implemented an intercompany pooling reinsurance agreement, and Battle Creek’s operating results now include its participation in the underwriting results of the pool (2% during 2022, 2021, and 2020). For more information, see Part II, Item 8, Note 12 “Related Party Transactions”. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statement of Operations.

Cash and Cash Equivalents:

Cash and cash equivalents include certain investments in highly liquid debt instruments with original maturities of three months or less. Cost approximates fair value for these short-term investments.

Investments:

The Company’s fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized independent pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investments gains or losses on equity securities are reported in net income (loss). Investment income from fixed income securities is recognized when earned, and realized investment gains (losses) are recognized when investments are sold, the fair value of equity securities change, or credit impairments are recognized.

Fair values are based on quoted market prices or independent pricing services, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net investment gains (losses), along with the change in unrealized gains and losses on equity securities. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. The carrying value of these other invested assets was $2,005 at December 31, 2022 and 2021.

Beginning on December 31, 2022, credit losses are recognized through an allowance account. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. The available-for-sale impairment model requires an estimate of expected credit losses only when the fair value of the available-for-sale fixed income security is below its amortized cost basis. The Company considers a number of factors when determining if an allowance for credit losses is necessary including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. The Company determines the credit loss component of fixed income securities by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized as an impairment loss in net realized investment gains (losses). Credit impairments are recognized as an allowance on the Consolidated Balance Sheet with a corresponding adjustment to earnings.

For fixed income securities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). The impairment related to all other factors (non-credit factors) is reported in other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

For fixed income securities the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in net investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value.

The Company reports investment income accrued separately from fixed maturity investments, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payments.

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

The period of risk for our crop insurance program, which is comprised of primarily spring-planted crops, typically runs from April 1 (the approximate time when farmers can begin to work their fields) through December 15 (last date claims can be made for the most recent planting season).

Premiums and Agents’ Balances Receivable:

Premiums and agents’ balances receivable include both direct and agent billed premiums as well as crop notes receivable related to the multi-peril crop and crop hail insurance.

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

Beginning on December 31, 2022, the premium and agents’ receivable balances are reported net of an allowance for expected credit losses. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. We recognized $425 of credit losses for these receivables at the time of adoption of CECL. Therefore, there was no beginning balance of credit losses as of January 1, 2022, and all activity was the result of adoption. As a result of the transition from the previous accounting treatment, we did not record a cumulative effect adjustment to retained earnings at the time of adoption. Given the nature of these receivables, the Company has elected to use a loss-rate method to determine the expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding and write-offs. Management may also evaluate current economic conditions and reasonable/supportable forecasts to adjust this calculation as deemed necessary.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our external environment and, to a lesser extent, assumptions as to our internal operations. Assumptions related to our external environment include the potential impact of significant changes in tort law and the legal environment which may impact liability exposure, the trends in judicial interpretations of insurance coverage and policy provisions, and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss data, consistency in the recording of claims, payment and case reserving methodologies, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business, and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent we determine that underlying factors impacting our assumptions have changed, we attempt to make appropriate adjustments for such changes in our reserves. Accordingly, our ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded.

Income Taxes:

With the exception of Battle Creek, which files a stand-alone federal income tax return, we file a consolidated federal income tax return which includes NI Holdings and its wholly-owned subsidiaries.

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

The Company did not have any material uncertain tax positions as of December 31, 2022 and 2021. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense. The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of December 31, 2022 and 2021.

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

Earnings Per Share:

Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. Unearned shares related to the Company’s ESOP are not considered outstanding until they are released and allocated to plan participants. Unearned shares related to the Company’s Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) are not considered outstanding until they are earned by award participants. See Part II, Item 8, Note 13 “Benefit Plans” and Note 19 “Share-Based Compensation”.

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

Reinsurance:

The Company limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risks to reinsurers, either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts placed on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation.

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the CECL model. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

Goodwill and Other Intangibles:

Goodwill represents the excess of the purchase price over the underlying fair value of acquired entities. When completing acquisitions, we seek to identify separately identifiable intangible assets that we have acquired. We assess goodwill and other intangibles with an indefinite useful life for impairment annually. We also assess goodwill and other intangibles for impairment upon the occurrence of certain events. In making our assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment. Impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We did not record any impairments of goodwill or other intangibles during the years ended December 31, 2022, 2021, or 2020.

Goodwill arising from the acquisition of Primero in 2014 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and diversification of business written by the Company. The nature of the business acquired was such that there were limited intangibles not reflected in the net assets acquired. The purchase price was paid with a combination of cash and cancellation of obligations owed to the acquired company by the sellers. The goodwill that arose from this transaction is included in the basis of the net assets acquired and is not deductible for income tax purposes.

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

Goodwill arising from the acquisition of Westminster in January 2020 represents the excess of the purchase price over the fair value of the net assets acquired. The purchase price in excess of the fair value of net assets acquired was negotiated at arms-length with an unrelated party and was based upon the strategic decision by Company management to expand both the geographic footprint and diversification of business written by the Company. Other intangible assets arising from the acquisition of Westminster represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks asset and Westminster trade name are being amortized over twenty years and ten years, respectively, from the January 1, 2020 acquisition/valuation date. The VOBA asset has been fully amortized.

4.	Acquisition of Westminster American Insurance Company

On January 1, 2020, the Company completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of the Company. Westminster is a property and casualty insurance company specializing in multi-peril commercial insurance in 11 states and the District of Columbia.

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

The Company paid $20,000 in cash consideration to the private shareholder of Westminster as of the closing date, and an additional $20,000 to be paid in three equal annual installments. The acquisition of Westminster did not include any contingent consideration other than a provision regarding future changes to federal income tax rates. The first two installments were paid in January 2021 and January 2022, and the final installment was paid in December 2022 with no adjustments from the originally anticipated amount.

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

The fair value of the assets acquired included premiums and agents’ balances receivable of $8,507 and reinsurance recoverables on losses of $763. These were the gross amounts due from policyholders and reinsurers, respectively, none of which were anticipated to be uncollectible. The Company did not acquire any other material receivables as a result of the acquisition of Westminster.

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

5.	Investments

The amortized cost and estimated fair value of fixed income securities as of December 31, 2022 and 2021, were as follows:

	December 31, 2022
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,174	$—	$1	$(1,008)	$10,167
Obligations of states and political subdivisions	60,342	—	38	(6,454)	53,926
Corporate securities	136,837	—	109	(15,787)	121,159
Residential mortgage-backed securities	53,254	—	85	(5,846)	47,493
Commercial mortgage-backed securities	30,837	—	—	(4,702)	26,135
Asset-backed securities	45,786	—	—	(5,061)	40,725
Redeemable preferred stocks	4,747	—	—	(1,028)	3,719
Total fixed income securities	$342,977	$—	$233	$(39,886)	$303,324

	December 31, 2021
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$13,118	$—	$467	$(87)	$13,498
Obligations of states and political subdivisions	84,668	—	2,979	(353)	87,294
Corporate securities	144,476	—	4,214	(1,069)	147,621
Residential mortgage-backed securities	26,190	—	266	(300)	26,156
Commercial mortgage-backed securities	32,878	—	815	(161)	33,532
Asset-backed securities	52,604	—	131	(313)	52,422
Redeemable preferred stocks	4,008	—	136	(16)	4,128
Total fixed income securities	$357,942	$—	$9,008	$(2,299)	$364,651

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,130	$9,971
After one year through five years	81,879	77,031
After five years through ten years	76,648	65,966
After ten years	39,696	32,284
Mortgage / asset-backed securities	129,877	114,353
Redeemable preferred stocks	4,747	3,719
Total fixed income securities	$342,977	$303,324

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$14,457	$14,586
After one year through five years	82,429	84,760
After five years through ten years	82,270	84,173
After ten years	63,106	64,894
Mortgage / asset-backed securities	111,672	112,110
Redeemable preferred stocks	4,008	4,128
Total fixed income securities	$357,942	$364,651

Fixed income securities with a fair value of $6,613 at December 31, 2022, and $7,977 at December 31, 2021, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	December 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,078	$(537)	$2,587	$(471)	$9,665	$(1,008)
Obligations of states and political subdivisions	40,213	(3,554)	9,045	(2,900)	49,258	(6,454)
Corporate securities	76,645	(7,944)	39,683	(7,843)	116,328	(15,787)
Residential mortgage-backed securities	21,017	(1,805)	18,519	(4,041)	39,536	(5,846)
Commercial mortgage-backed securities	18,932	(2,674)	7,204	(2,028)	26,136	(4,702)
Asset-backed securities	18,904	(1,522)	21,809	(3,539)	40,713	(5,061)
Redeemable preferred stocks	3,015	(732)	705	(296)	3,720	(1,028)
Total fixed income securities	$185,804	$(18,768)	$99,552	$(21,118)	$285,356	$(39,886)

	December 31, 2021
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,125	$(87)	$—	$—	$3,125	$(87)
Obligations of states and political subdivisions	19,769	(350)	222	(3)	19,991	(353)
Corporate securities	46,816	(1,015)	1,895	(54)	48,711	(1,069)
Residential mortgage-backed securities	17,407	(261)	1,434	(39)	18,841	(300)
Commercial mortgage-backed securities	11,287	(160)	216	(1)	11,503	(161)
Asset-backed securities	28,797	(308)	995	(5)	29,792	(313)
Redeemable preferred stocks	1,493	(16)	—	—	1,493	(16)
Total fixed income securities	$128,694	$(2,197)	$4,762	$(102)	$133,456	$(2,299)

We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. The Company considers a number of factors when determining if an allowance for credit losses is necessary including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption. Therefore, there was no beginning balance of credit losses as of January 1, 2022, or activity during the year ended December 31, 2022. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” for additional information.

Net investment income consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Fixed income securities	$9,226	$8,489	$8,682
Equity securities	1,485	1,221	1,220
Real estate	595	625	587
Cash and cash equivalents	30	4	30
Total gross investment income	11,336	10,339	10,519
Investment expenses	3,516	3,208	3,248
Net investment income	$7,820	$7,131	$7,271

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Gross realized gains:
Fixed income securities	$117	$677	$1,035
Equity securities	7,078	17,453	8,705
Total gross realized gains	7,195	18,130	9,740

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(268)	(27)	(132)
Equity securities	(5,003)	(335)	(1,837)
Total gross realized losses, excluding credit impairment losses	(5,271)	(362)	(1,969)

Net realized gains	1,924	17,768	7,771

Change in net unrealized gain on equity securities	(15,050)	(2,289)	5,853
Net investment gains (losses)	$(13,126)	$15,479	$13,624

6.	Fair Value Measurements

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the estimates of the Company or other third-parties, are often calculated based on the characteristics of the asset, the economic and competitive environment, and other such factors. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts which we could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-end and have not been re-evaluated or updated for purposes of our consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. Additionally, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

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

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where the Company would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies, and no adjustments were made to the estimates provided by the independent pricing service, for the years ended December 31, 2022, 2021, or 2020. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at December 31, 2022 or 2021.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,167	$—	$10,167	$—
Obligations of states and political subdivisions	53,926	—	53,926	—
Corporate securities	121,159	—	121,159	—
Residential mortgage-backed securities	47,493	—	47,493	—
Commercial mortgage-backed securities	26,135	—	26,135	—
Asset-backed securities	40,725	—	40,725	—
Redeemable preferred stock	3,719	—	3,719	—
Total fixed income securities	303,324	—	303,324	—

Equity securities:
Common stock	50,699	50,699	—	—
Non-redeemable preferred stock	1,694	1,694	—	—
Total equity securities	52,393	52,393	—	—

Cash equivalents	27,255	27,255	—	—
Total assets at fair value	$382,972	$79,648	$303,324	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$13,498	$—	$13,498	$—
Obligations of states and political subdivisions	87,294	—	87,294	—
Corporate securities	147,621	—	147,621	—
Residential mortgage-backed securities	26,156	—	26,156	—
Commercial mortgage-backed securities	33,532	—	33,532	—
Asset-backed securities	52,422	—	52,422	—
Redeemable preferred stocks	4,128	—	4,128	—
Total fixed income securities	364,651	—	364,651	—

Equity securities:
Common stock	75,143	75,143	—	—
Non-redeemable preferred stocks	2,547	2,547	—	—
Total equity securities	77,690	77,690	—	—

Cash and cash equivalents	45,741	45,741	—	—
Total assets at fair value	$488,082	$123,431	$364,651	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2022 or 2021.

7.	Reinsurance

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of these agreements is to protect the Company, at a cost, from losses in excess of the amount it is prepared to accept and to protect the Company’s capital. Our ceded reinsurance is placed either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts placed on substantial individual risks. These contracts do not relieve the Company from its obligations to policyholders.

During the year ended December 31, 2022, the Company maintained property catastrophe reinsurance protection covering $125,000 in excess of a $15,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the FCIC.

The Company experienced multiple catastrophe events during 2022 which have resulted in estimated reinsurance recoveries of $5,372 as of December 31, 2022.

During the years ended December 31, 2021 and 2020, the Company maintained property catastrophe reinsurance protection covering $117,000 and $97,000, respectively, in excess of a $10,000 retention. The remaining significant components of the Company’s reinsurance program were consistent for 2021 and 2020. Per risk excess of loss treaties provided coverage of $4,300 in excess of $700 for property risks and $11,300 in excess of $700 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the FCIC.

The Company experienced one catastrophe event during 2021 in excess of the retention level, resulting in a reinsurance recovery of $5,985, and did not experience any catastrophe events during 2020 which exceeded the retention level.

For 2023, the Company’s catastrophe retention limit increased to $133,000 in excess of a $20,000 retention, while there were no changes made to limit, retention, or attachment point in our other reinsurance contracts.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the CECL model. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At December 31, 2022, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Year Ended December 31,
	2022		2021		2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$389,706	$368,886	$342,215	$333,254	$314,187	$301,061
Assumed premium	6,299	6,550	8,183	8,035	6,590	6,459
Ceded premium	(46,993)	(47,146)	(42,629)	(41,700)	(23,633)	(23,859)
Net premiums	$349,012	$328,290	$307,769	$299,589	$297,144	$283,661

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Year Ended December 31,
	2022	2021	2020
Direct losses and loss adjustment expenses	$333,397	$280,998	$185,370
Assumed losses and loss adjustment expenses	2,369	6,899	3,308
Ceded losses and loss adjustment expenses	(41,334)	(71,518)	(20,205)
Net losses and loss adjustment expenses	$294,432	$216,379	$168,473

If 100% of our ceded reinsurance was cancelled as of December 31, 2022, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$24,947	$23,968	$15,399
Deferral of policy acquisition costs	71,624	65,553	60,041
Amortization of deferred policy acquisition costs	(66,803)	(64,574)	(51,472)
Balance, end of year	$29,768	$24,947	$23,968

9.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$139,662	$105,750	$93,250
Reinsurance recoverables on losses	21,200	8,710	4,045
Net balance, beginning of year	118,462	97,040	89,205

Acquired unpaid losses and loss adjustment expenses related to:
Current year	—	—	—
Prior years	—	—	8,568
Total acquired	—	—	8,568

Incurred related to:
Current year	293,283	220,517	165,181
Prior years	1,149	(4,138)	3,292
Total incurred	294,432	216,379	168,473

Paid related to:
Current year	197,250	150,278	116,755
Prior years	62,760	44,679	52,451
Total paid	260,010	194,957	169,206

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	190,459	139,662	105,750
Reinsurance recoverables on losses	37,575	21,200	8,710
Net balance, end of year	$152,884	$118,462	$97,040

During the year ended December 31, 2022, the Company’s incurred reported losses and loss adjustment expenses included $1,149 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial business partially offset by favorable development for Battle Creek and Nodak Insurance. During the year ended December 31, 2021, the Company’s incurred reported losses and loss adjustment expenses included $4,138 of net favorable development on prior accident years, primarily attributable to the Direct Auto non-standard auto business. During the year ended December 31, 2020, incurred reported losses and loss adjustment expenses included $3,292 of net unfavorable development on prior accident years, primarily attributable to our 2019 multi-peril crop business.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The tables on the following pages present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling arrangement.

The tables include unaudited information about incurred and paid claims development (a) for the years ended December 31, 2013 through 2015 for the Private Passenger Auto, Primero Non-Standard Auto, Home and Farm, and Crop segments, (b) through 2017 for the Direct Auto Non-Standard Auto information, and (c) through 2019 for the Westminster Commercial information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$29,079	$27,840	$27,363	$27,334	$26,014	$26,138	$26,105	$26,077	$26,096	$26,114	$1	10,826
2014	—	32,548	31,349	30,427	29,099	29,144	29,298	29,479	29,423	29,409	—	11,745
2015	—	—	32,438	31,532	30,461	30,503	30,679	30,455	30,379	30,370	15	11,688
2016	—	—	—	40,227	39,260	39,057	39,314	38,535	38,416	38,639	67	14,325
2017	—	—	—	—	40,779	40,199	40,120	40,427	40,488	40,651	143	13,753
2018	—	—	—	—	—	44,925	43,428	43,641	43,575	44,099	215	14,675
2019	—	—	—	—	—	—	53,769	53,328	53,364	53,012	507	16,540
2020	—	—	—	—	—	—	—	46,247	48,519	48,254	823	13,541
2021	—	—	—	—	—	—	—	—	57,316	59,558	1,074	15,321
2022	—	—	—	—	—	—	—	—	—	62,807	4,873	14,526
									Total	$432,913

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022
2013	$20,077	$23,576	$24,765	$24,918	$25,718	$25,843	$26,035	$26,019	$26,073	$26,102
2014	—	22,744	25,727	27,076	27,443	28,281	28,765	29,239	29,407	29,409
2015	—	—	23,401	27,171	28,933	29,598	29,795	30,120	30,355	30,355
2016	—	—	—	29,009	35,845	37,307	38,108	37,833	38,173	38,303
2017	—	—	—	—	31,033	37,050	38,331	39,738	40,111	40,294
2018	—	—	—	—	—	34,358	40,213	41,479	42,820	43,074
2019	—	—	—	—	—	—	42,414	48,414	50,370	51,556
2020	—	—	—	—	—	—	—	35,495	42,585	45,670
2021	—	—	—	—	—	—	—	—	42,326	52,256
2022	—	—	—	—	—	—	—	—	—	49,911
									Total	$406,930
All outstanding liabilities prior to 2012, net of reinsurance										16
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$25,999

(1) Prior years unaudited

Non- Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$11,063	$10,823	$10,800	$10,804	$10,843	$10,833	$10,828	$10,844	$10,844	$10,840	$—	2,617
2014	—	7,297	7,619	7,591	7,577	7,612	7,625	7,606	7,606	7,606	—	1,838
2015	—	—	9,727	9,806	9,655	9,691	9,641	9,622	9,623	9,623	—	1,795
2016	—	—	—	9,967	10,048	10,054	10,033	10,008	9,976	9,974	—	1,741
2017	—	—	—	—	8,722	8,654	8,556	8,541	8,543	8,659	—	1,470
2018	—	—	—	—	—	10,445	11,804	11,763	11,766	11,776	3	1,799
2019	—	—	—	—	—	—	12,264	11,391	11,236	11,221	15	1,503
2020	—	—	—	—	—	—	—	9,018	8,824	8,936	33	963
2021	—	—	—	—	—	—	—	—	10,073	10,016	104	999
2022	—	—	—	—	—	—	—	—	—	5,905	833	538
									Total	$94,556

(1) Prior years unaudited

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022
2013	$6,320	$9,675	$10,508	$10,717	$10,805	$10,815	$10,818	$10,844	$10,844	$10,840
2014	—	3,733	6,707	7,423	7,521	7,579	7,605	7,606	7,606	7,606
2015	—	—	5,335	8,685	9,479	9,557	9,620	9,622	9,623	9,623
2016	—	—	—	5,409	8,882	9,790	9,912	9,974	9,976	9,974
2017	—	—	—	—	4,348	7,660	8,204	8,460	8,506	8,659
2018	—	—	—	—	—	5,492	10,536	11,616	11,730	11,766
2019	—	—	—	—	—	—	6,300	10,007	10,971	11,175
2020	—	—	—	—	—	—	—	4,112	7,645	8,657
2021	—	—	—	—	—	—	—	—	4,844	8,946
2022	—	—	—	—	—	—	—	—	—	3,203
									Total	$90,449
All outstanding liabilities prior to 2012, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$4,107

(1) Prior years unaudited

Non- Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$10,596	$6,020	$5,869	$5,261	$5,278	$5,160	$5,049	$5,131	$5,106	$5,222	$(18)	3,373
2014	—	14,010	9,068	6,224	8,381	6,745	6,476	6,672	6,524	6,440	(47)	4,776
2015	—	—	17,917	14,498	13,043	10,538	10,704	10,945	10,576	10,416	(136)	9,057
2016	—	—	—	20,547	14,660	13,552	13,956	12,876	12,291	11,973	(211)	11,137
2017	—	—	—	—	23,376	18,621	15,858	14,648	13,678	13,244	(239)	11,720
2018	—	—	—	—	—	25,791	22,662	21,980	20,541	20,262	(61)	14,917
2019	—	—	—	—	—	—	24,932	25,473	24,574	24,879	702	10,918
2020	—	—	—	—	—	—	—	24,036	22,919	23,571	(614)	13,741
2021	—	—	—	—	—	—	—	—	30,579	30,596	(3,149)	15,804
2022	—	—	—	—	—	—	—	—	—	33,609	6,321	9,792
									Total	$180,212

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021	2022
2013	$1,944	$3,123	$3,796	$4,291	$4,602	$4,808	$4,890	$4,960	$5,000	$5,221
2014	—	2,201	3,573	4,452	5,369	5,781	6,151	6,327	6,364	6,421
2015	—	—	2,967	5,202	7,057	8,327	9,560	10,057	10,176	10,365
2016	—	—	—	3,526	6,272	8,559	10,603	11,058	11,519	11,820
2017	—	—	—	—	4,385	6,981	10,034	11,366	12,098	12,869
2018	—	—	—	—	—	6,034	12,285	15,204	16,759	18,723
2019	—	—	—	—	—	—	10,203	16,214	18,982	21,195
2020	—	—	—	—	—	—	—	9,965	15,401	18,503
2021	—	—	—	—	—	—	—	—	13,767	21,209
2022	—	—	—	—	—	—	—	—	—	11,766
									Total	$138,092
All outstanding liabilities prior to 82012, net of reinsurance										4
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$42,124

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$29,978	$29,201	$28,527	$28,316	$28,285	$28,315	$27,594	$27,588	$27,595	$27,603	$—	4,189
2014	—	36,620	35,981	35,769	35,591	35,685	35,534	35,497	35,503	35,504	5	5,243
2015	—	—	32,740	31,804	31,300	31,577	31,446	31,612	31,600	31,612	2	3,923
2016	—	—	—	45,713	44,513	44,945	44,597	44,728	44,745	44,836	18	6,348
2017	—	—	—	—	42,112	41,593	41,882	41,779	41,804	41,637	55	4,943
2018	—	—	—	—	—	42,486	43,840	43,747	43,682	43,934	62	4,580
2019	—	—	—	—	—	—	45,334	45,828	45,471	45,296	246	5,483
2020	—	—	—	—	—	—	—	36,264	35,668	35,003	196	4,264
2021	—	—	—	—	—	—	—	—	53,079	55,608	317	4,983
2022	—	—	—	—	—	—	—	—	—	106,213	7,555	6,102
									Total	$467,246

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022
2013	$23,355	$26,935	$27,183	$27,222	$27,456	$27,495	$27,561	$27,583	$27,590	$27,598
2014	—	32,208	35,199	35,218	35,371	35,482	35,482	35,485	35,503	35,502
2015	—	—	27,204	30,165	30,350	30,573	31,383	31,597	31,597	31,599
2016	—	—	—	37,655	44,942	44,270	44,529	44,583	44,650	44,690
2017	—	—	—	—	34,657	38,928	40,441	40,941	41,414	41,504
2018	—	—	—	—	—	37,880	42,814	43,178	43,549	43,634
2019	—	—	—	—	—	—	38,718	43,253	44,119	44,847
2020	—	—	—	—	—	—	—	29,273	33,988	34,243
2021	—	—	—	—	—	—	—	—	41,096	48,890
2022	—	—	—	—	—	—	—	—	—	92,482
									Total	$444,989
All outstanding liabilities prior to 2012, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$22,257

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$40,976	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$—	2,097
2014	—	22,688	20,333	20,333	20,333	20,333	20,333	20,333	20,333	20,333	—	2,268
2015	—	—	13,813	13,849	13,849	13,849	13,849	13,849	13,849	13,849	—	2,427
2016	—	—	—	20,209	19,582	19,487	19,487	19,487	19,487	19,487	—	2,806
2017	—	—	—	—	33,734	34,181	34,181	34,181	34,181	34,181	—	2,968
2018	—	—	—	—	—	12,506	11,730	11,730	11,730	11,730	—	2,147
2019	—	—	—	—	—	—	33,913	37,629	37,629	37,629	—	3,101
2020	—	—	—	—	—	—	—	28,688	28,759	28,759	—	2,442
2021	—	—	—	—	—	—	—	—	28,574	28,144	—	2,726
2022	—	—	—	—	—	—	—	—	—	21,834	314	1,809
									Total	$255,611

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022
2013	$35,511	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665	$39,665
2014	—	17,789	20,333	20,333	20,333	20,333	20,333	20,333	20,333	20,333
2015	—	—	12,866	13,849	13,849	13,849	13,849	13,849	13,849	13,849
2016	—	—	—	16,444	19,487	19,487	19,487	19,487	19,487	19,487
2017	—	—	—	—	32,768	34,181	34,181	34,181	34,181	34,181
2018	—	—	—	—	—	10,737	11,730	11,730	11,730	11,730
2019	—	—	—	—	—	—	26,208	37,629	37,629	37,629
2020	—	—	—	—	—	—	—	27,952	28,759	28,759
2021	—	—	—	—	—	—	—	—	29,424	28,143
2022	—	—	—	—	—	—	—	—	—	20,279
									Total	$254,055
All outstanding liabilities prior to 2012, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$1,556

(1) Prior years unaudited

Commercial (Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$2,214	$1,982	$2,000	$1,935	$2,058	$2,053	$2,037	$2,036	$2,036	$2,036	$—	138
2014	—	4,385	4,274	4,286	4,428	4,450	4,443	4,445	4,443	4,443	—	272
2015	—	—	3,082	3,258	4,019	4,218	4,293	4,238	4,294	4,290	—	278
2016	—	—	—	4,661	5,719	6,200	6,091	6,248	6,354	6,353	7	264
2017	—	—	—	—	5,552	6,249	6,838	7,347	7,905	7,855	67	320
2018	—	—	—	—	—	10,358	11,177	12,414	12,769	13,100	588	480
2019	—	—	—	—	—	—	11,658	13,051	14,564	15,370	1,401	421
2020	—	—	—	—	—	—	—	14,774	14,063	15,404	1,650	484
2021	—	—	—	—	—	—	—	—	30,911	35,525	6,707	599
2022	—	—	—	—	—	—	—	—	—	45,647	8,267	466
									Total	$150,023

(1) Prior years unaudited

Commercial (Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021	2022
2013	$1,494	$1,727	$1,829	$1,889	$1,949	$2,035	$2,036	$2,036	$2,036	$2,036
2014	—	3,330	3,921	4,151	4,269	4,395	4,403	4,410	4,443	4,443
2015	—	—	2,126	2,794	3,332	3,950	4,206	4,231	4,287	4,290
2016	—	—	—	3,172	5,289	5,630	5,693	6,112	6,338	6,346
2017	—	—	—	—	3,573	4,927	5,865	6,576	7,206	7,512
2018	—	—	—	—	—	6,494	9,472	10,591	11,911	12,136
2019	—	—	—	—	—	—	6,294	9,925	11,056	12,993
2020	—	—	—	—	—	—	—	8,146	10,853	12,171
2021	—	—	—	—	—	—	—	—	16,269	25,105
2022	—	—	—	—	—	—	—	—	—	15,817
									Total	$102,849
All outstanding liabilities prior to 2012, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$47,174

(1) Prior years unaudited

Commercial (non- Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2022
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2013	$2,690	$2,637	$2,566	$2,548	$2,508	$2,511	$2,511	$2,511	$2,511	$2,511	$—	227
2014	—	2,180	1,732	1,694	1,675	1,650	1,650	1,650	1,650	1,650	—	163
2015	—	—	1,695	1,643	1,637	1,582	1,580	1,580	1,580	1,580	—	135
2016	—	—	—	2,683	2,526	2,515	2,516	2,512	2,512	2,511	—	288
2017	—	—	—	—	2,530	2,513	2,510	2,497	2,494	2,494	—	167
2018	—	—	—	—	—	1,652	1,576	1,609	1,555	1,554	—	147
2019	—	—	—	—	—	—	2,607	2,782	2,777	2,793	—	191
2020	—	—	—	—	—	—	—	2,293	2,054	2,371	(4)	132
2021	—	—	—	—	—	—	—	—	2,726	2,507	(1)	199
2022	—	—	—	—	—	—	—	—	—	4,536	344	204
									Total	$24,507

(1) Prior years unaudited

Commercial (non- Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013 (1)	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022
2013	$2,520	$2,751	$2,530	$2,504	$2,508	$2,511	$2,511	$2,511	$2,511	$2,511
2014	—	1,782	1,925	1,563	1,640	1,650	1,650	1,650	1,650	1,650
2015	—	—	1,274	1,796	1,818	1,580	1,580	1,580	1,580	1,580
2016	—	—	—	1,822	2,806	2,498	2,512	2,512	2,512	2,511
2017	—	—	—	—	1,530	2,465	2,497	2,497	2,494	2,494
2018	—	—	—	—	—	1,049	1,213	1,240	1,554	1,554
2019	—	—	—	—	—	—	1,917	2,712	2,717	2,793
2020	—	—	—	—	—	—	—	1,542	1,892	2,362
2021	—	—	—	—	—	—	—	—	1,687	2,345
2022	—	—	—	—	—	—	—	—	—	2,846
									Total	$22,646
All outstanding liabilities prior to 2012, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$1,861

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2022
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$27,439
Non-standard auto (Primero)	4,107
Non-standard auto (Direct Auto)	42,124
Home and farm	27,989
Crop	2,145
Commercial (Westminster)	76,163
Commercial (non-Westminster)	1,890
All other	8,602
Total liabilities for unpaid losses and loss adjustment expenses	190,459

Reinsurance recoverables on losses:
Private passenger auto	1,440
Non-standard auto (Primero)	—
Non-standard auto (Direct Auto)	—
Home and farm	5,732
Crop	589
Commercial (Westminster)	28,989
Commercial (non-Westminster)	29
All other	796
Total reinsurance recoverables on losses	37,575

Net liability for unpaid losses and loss adjustment expenses	$152,884

The following table presents required supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	48.4%	21.5%	12.3%	7.2%	5.0%	2.9%	1.4%	1.0%	0.2%	0.1%
Non-Standard Auto (Primero)	77.1%	16.7%	4.2%	1.2%	0.6%	0.1%	0.1%	—	—	—
Non-Standard Auto (Direct Auto)	40.5%	24.5%	14.6%	8.9%	5.6%	3.4%	1.3%	0.6%	0.4%	0.2%
Home and Farm	67.7%	14.5%	8.8%	5.3%	2.3%	0.8%	0.4%	0.1%	0.1%	—
Crop	100.0%	—	—	—	—	—	—	—	—	—
Commercial (Westminster)	42.7%	21.3%	16.6%	12.0%	4.8%	1.3%	0.5%	0.2%	0.6%	—
Commercial (non-Westminster)	79.9%	10.8%	5.1%	2.3%	1.3%	0.5%	0.1%	—	—	—

10.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,271	14,193	10 – 43 years
Electronic data processing equipment	1,310	1,518	5 – 7 years
Furniture and fixtures	2,919	2,885	5 – 7 years
Automobiles	1,310	1,228	2 – 3 years
Gross cost	21,213	21,227

Accumulated depreciation	(11,370)	(11,358)
Total property and equipment, net	$9,843	$9,869

Depreciation expense was $708, $694, and $709 during the years ended December 31, 2022, 2021, and 2020, respectively.

11.	Goodwill and Other Intangibles

The following table presents the carrying amount of the Company’s goodwill by segment:

	December 31,
	2022	2021
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$365	$383
Distribution network	6,700	1,117	5,583
Total subject to amortization	7,448	1,482	5,966

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$9,348	$1,482	$7,866

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$265	$483
Distribution network	6,700	745	5,955
Total subject to amortization	7,448	1,010	6,438

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$9,348	$1,010	$8,338

Amortization expense was $472, $472, and $5,224 during the years ended December 31, 2022, 2021, and 2020, respectively. The VOBA intangible asset of $4,750 acquired in the Westminster transaction was fully amortized during 2020.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of December 31, 2022, the estimated amortization of other intangible assets with finite lives for the next five years in the period ended December 31, 2027, and thereafter is as follows:

Year ending December 31,	Amount
2023	$455
2024	422
2025	422
2026	422
2027	422
Thereafter	3,823
Total other intangible assets with finite lives	$5,966

12.	Related Party Transactions

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

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the years ended December 31, 2022, 2021, and 2020, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

North Dakota Farm Bureau

Nodak Insurance was organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s insurance policies. Royalties paid to the NDFB were $1,453, $1,369, and $1,370 during the years ended December 31, 2022, 2021, and 2020, respectively. Royalty amounts payable of $119 and $113 were accrued as a liability to the NDFB at December 31, 2022 and 2021, respectively.

During 2020, Nodak Insurance paid $1,129 of membership dues on behalf of its NDFB members in North Dakota in response to the COVID-19 pandemic.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2022, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Nodak Insurance for the year ended December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 and $6,000 to NI Holdings during the years ended December 31, 2022 and 2020, respectively. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Direct Auto for the year ended December 31, 2022. No dividends were declared or paid by Direct Auto during the years ended December 31, 2022, 2021, or 2020.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Westminster for the year ended December 31, 2022. No dividends were declared or paid by Westminster during the years ended December 31, 2021 or 2020.

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations:

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$5,008	$4,398
Investments	13,350	10,610
Premiums and agents’ balances receivable	5,422	5,038
Deferred policy acquisition costs	595	499
Reinsurance recoverables on losses (2)	12,597	10,173
Accrued investment income	59	51
Income tax recoverable	225	—
Deferred income taxes	780	142
Property and equipment	319	325
Other assets	52	52
Total assets	$38,407	$31,288

Liabilities:
Unpaid losses and loss adjustment expenses	$6,453	$2,937
Unearned premiums	2,959	2,544
Notes payable (1)	3,000	3,000
Pooling payable (1)	8,337	5,580
Reinsurance losses payable (2)	13,125	12,754
Accrued expenses and other liabilities	2,303	264
Total liabilities	36,177	27,079

Equity:
Non-controlling interest	2,230	4,209
Total equity	2,230	4,209

Total liabilities and equity	$38,407	$31,288

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net premiums earned	$6,566	$5,992	$5,673
Fee and other income (expense)	(30)	(11)	(23)
Net investment income (loss)	113	49	(3)
Net investment gains (losses)	(20)	2	1
Total revenues	6,629	6,032	5,648

Expenses:
Losses and loss adjustment expenses	5,889	4,328	3,369
Amortization of deferred policy acquisition costs	1,336	1,291	1,029
Other underwriting and general expenses	564	470	77
Total expenses	7,789	6,089	4,475

Income (loss) before income taxes	(1,160)	(57)	1,173
Income tax expense (benefit)	(481)	27	218
Net income (loss)	$(679)	$(84)	$955

13.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees.

The Company reported expenses related to the 401(k) plans totaling $693, $722, and $651 during the years ended December 31, 2022, 2021, and 2020, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $672, $697, and $900 during years ended December 31, 2022, 2021, and 2020, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act (“ERISA”) over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $325, $914, and $308 during the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company recognized compensation expense of $380, $460, and $373 during the years ended December 31, 2022, 2021, and 2020, respectively, related to the ESOP.

Through December 31, 2022, the Company had released and allocated 145,890 ESOP shares to participants, with a remainder of 94,110 ESOP shares in suspense at December 31, 2022. Using the Company’s year-end market price of $13.27 per share, the fair value of the unearned ESOP shares was $1,249 at December 31, 2022.

14.	Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of the bank’s Prime Rate with a floor rate of 3.25%. There were no outstanding amounts during the years ended December 31, 2022, 2021, or 2020. This line of credit is scheduled to expire on May 31, 2023.

15.	Income Taxes

The components of our provision for income tax expense (benefit) were as follows:

	Year Ended December 31,
	2022	2021	2020
Current tax provision
Federal	$(11,280)	$3,930	$10,109
State	(2)	354	725
Total current	(11,282)	4,284	10,834
Deferred tax (benefit) provision	(3,972)	(1,310)	638
Total provision for income taxes	$(15,254)	$2,974	$11,472

The provision for income taxes differs from the amount that would be computed by applying the statutory federal rate to income before provision for income taxes as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(69,029)	$11,306	$52,816

Expected provision for federal income taxes at 21%	$(14,496)	$2,374	$11,091

State income taxes, net of federal impact	(2)	474	570
Tax-exempt interest	(187)	(197)	(209)
Dividends received deduction	(147)	(122)	(104)
Compensation-related expenses	213	326	130
Change in valuation allowance	(314)	77	(17)
Other	(321)	42	11
Total provision for income taxes	$(15,254)	$2,974	$11,472

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense from continuing operations. The valuation allowance against certain deferred income tax assets was $694, $1,008, and $931 at December 31, 2022, 2021, and 2020, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Unearned premium	$6,725	$5,783
Unpaid losses and loss adjustment expenses	1,430	1,096
Net unrealized losses on investments	6,586	—
Net operating loss carryovers	1,194	1,224
Other	1,965	1,967
Total deferred income tax assets	17,900	10,070

Deferred income tax liabilities:
Deferred policy acquisition costs	6,766	5,670
Net unrealized gains on investments	—	7,382
Intangibles	1,356	1,464
Other	79	52
Total deferred income tax liabilities	8,201	14,568

Net deferred income tax asset (liability)	9,699	(4,498)

Valuation allowance	(694)	(1,008)
Deferred income tax asset (liability), net	$9,005	$(5,506)

At December 31, 2022 and 2021, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2022, 2021, or 2020.

At December 31, 2022 and 2021, the Company, other than Battle Creek and Westminster, had no income tax related carryovers for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its federal income tax returns on a stand-alone basis, had net operating loss carryovers of $3,963 and $3,215 at December 31, 2022 and 2021, respectively. The net operating loss carryforward began expiring in 2021 and will continue through 2032.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $1,270 and $2,122 of net operating loss carryover at December 31, 2022 and 2021, respectively. This net operating loss carryforward expires in 2023.

16.	Leases

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

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. Under the new guidance, lease expense for these operating leases is recognized on a straight-line basis over the term of the lease, and a right-of-use asset and lease liability is recognized as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet at the origination of the lease. The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the floating interest rate on our Line of Credit with Wells Fargo Bank, N.A. at the lease commencement date, as rates are not implicitly stated in most leases.

There were expenses of $391, $250, and $370 related to these leases during the years ended December 31, 2022, 2021, and 2020, respectively.

Additional information regarding the Company’s leases are as follows:

Year Ended December 31, 2022
Operating lease cost	$391

Other information on operating leases
Operating cash outflow from operating leases	340
Right-of-use assets obtained in exchange for new lease liabilities	—
Weighted average discount rate	3.25%
Weighted average remaining lease term in years	6.3 years

The following table presents the contractual maturities of the Company’s lease liabilities:

Year ending December 31,	Lease Liability
2023	$359
2024	321
2025	286
2026	291
2027	296
Thereafter	479
Total undiscounted lease payments	2,032
Less: present value adjustment	195
Operating lease liability at December 31, 2022	$1,837

17.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

18.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Year Ended December 31,
	2022	2021	2020
Shares outstanding, beginning	21,219,808	21,318,638	22,119,380
Treasury shares repurchased through stock repurchase authorization	(269,160)	(225,205)	(856,499)
Issuance of treasury shares for vesting of stock awards	101,292	102,060	31,442
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, ending	21,076,255	21,219,808	21,318,638

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

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this new authorization. During the year ended December 31, 2022, we completed the repurchase of 214,937 shares of our common stock for $3,446 to close out this authorization.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company is not expected to be subject to the AMT based on its reported GAAP earnings for the past three years. While we periodically repurchase our stock, it is expected that any excise tax incurred on corporate stock repurchases will be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax or other expense. Based on our evaluation, the Company does not expect this legislation to have a significant impact on our financial position, results of operations, and cash flows.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

19.	Share-Based Compensation

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2020	96,540	$16.47
RSUs granted during 2020	66,000	14.27
RSUs earned during 2020	(46,760)	16.33
Units outstanding and unearned at December 31, 2020	115,780	15.27

RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	16.86

RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	$17.00

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2022	2021	2020
RSU compensation expense	$952	$1,065	$1,035
Income tax benefit	(216)	(242)	(217)
RSU compensation expense, net of income taxes	$736	$823	$818

Total grant-date fair value of vested RSUs at end of period	$915	$1,042	$764

At December 31, 2022, there was $816 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.91 years.

Performance Share Units

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2020	111,000	$15.27
PSUs granted during 2020 (at target)	63,600	14.26
Units outstanding at December 31, 2020	174,600	15.15

PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at December 31, 2021	190,600	16.06

PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	$17.00

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2022	2021	2020
PSU compensation expense (benefit)	$(1,022)	$1,344	$1,262
Income tax expense (benefit)	232	(305)	(265)
PSU compensation expense (benefit), net of income taxes	$(790)	$1,039	$997

Total grant-date fair value of vested PSUs at end of period	$1,319	$1,143	$—

The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. As of December 31, 2022, the previously recognized compensation expense related to the PSU awards granted during 2020 and 2021 was eliminated due to the Company’s expectation that the threshold performance goal will not be met, and the compensation expense related to the PSU awards granted during 2022 was decreased to the threshold level due to Company’s expectations that the target goal will likely not be achieved. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

At December 31, 2022, there was $383 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.16 years.

20.	Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2022, 2021, and 2020.

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Consolidated Statement of Operations or Consolidated Balance Sheet to our operating segments. Those line items include investment income, net investment gains (losses), other income excluding non-standard auto insurance fees, and income tax expense (benefit) within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

	Year Ended December 31, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$80,410	$67,178	$88,143	$53,214	$74,764	$5,177	$368,886
Assumed premiums earned	—	—	—	2,254	—	4,296	6,550
Ceded premiums earned	(2,805)	(267)	(9,762)	(20,747)	(13,333)	(232)	(47,146)
Net premiums earned	77,605	66,911	78,381	34,721	61,431	9,241	328,290

Direct losses and loss adjustment expenses	66,250	39,400	114,195	27,146	82,817	3,589	333,397
Assumed losses and loss adjustment expenses	—	—	—	634	—	1,735	2,369
Ceded losses and loss adjustment expenses	(830)	—	(6,372)	(8,362)	(25,601)	(169)	(41,334)
Net losses and loss adjustment expenses	65,420	39,400	107,823	19,418	57,216	5,155	294,432

Gross margin	12,185	27,511	(29,442)	15,303	4,215	4,086	33,858

Underwriting and general expenses	21,601	26,889	23,070	3,009	22,173	2,292	99,034
Underwriting gain (loss)	(9,416)	622	(52,512)	12,294	(17,958)	1,794	(65,176)

Fee and other income		831					1,453
		1,453
Net investment income							7,820
Net investment gains (losses)							(13,126)
Income (loss) before income taxes							(69,029)
Income tax expense (benefit)							(15,254)
Net income (loss)							(53,775)
Net income (loss) attributable to non-controlling interest							(679)
Net income (loss) attributable to NI Holdings, Inc.							$(53,096)

Operating Ratios:
Loss and loss adjustment expenses ratio	84.3%	58.9%	137.6%	55.9%	93.1%	55.8%	89.7%
Expense ratio	27.8%	40.2%	29.4%	8.7%	36.1%	24.8%	30.2%
Combined ratio	112.1%	99.1%	167.0%	64.6%	129.2%	80.6%	119.9%

Balances at December 31, 2022:
Premiums and agents’ balances receivable	$20,669	$14,884	$9,388	$381	$16,138	$713	$62,173
Deferred policy acquisition costs	5,040	9,378	7,376	—	7,561	413	29,768
Reinsurance recoverables on losses	1,440	—	5,732	589	29,018	796	37,575
Goodwill and other intangibles	—	2,761	—	—	14,489	—	17,250
Receivable from Federal Crop Insurance Corporation	—	—	—	15,462	—	—	15,462
Unpaid losses and loss adjustment expenses	27,439	46,231	27,989	2,145	78,053	8,602	190,459
Unearned premiums	30,721	29,301	44,957	—	40,506	3,028	148,513

	Year Ended December 31, 2021
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$76,749	$58,842	$84,102	$43,541	$65,104	$4,916	$333,254
Assumed premiums earned	—	—	—	2,106	—	5,929	8,035
Ceded premiums earned	(4,216)	(257)	(10,310)	(18,799)	(7,819)	(299)	(41,700)
Net premiums earned	72,533	58,585	73,792	26,848	57,285	10,546	299,589

Direct losses and loss adjustment expenses	61,358	34,453	59,380	79,177	45,621	1,009	280,998
Assumed losses and loss adjustment expenses	—	—	—	617	—	6,282	6,899
Ceded losses and loss adjustment expenses	(1,637)	—	(7,235)	(51,963)	(10,842)	159	(71,518)
Net losses and loss adjustment expenses	59,721	34,453	52,145	27,831	34,779	7,450	216,379

Gross margin	12,812	24,132	21,647	(983)	22,506	3,096	83,210

Underwriting and general expenses	20,516	22,770	22,122	8,212	20,000	2,669	96,289
Underwriting gain (loss)	(7,704)	1,362	(475)	(9,195)	2,506	427	(13,079)

Fee and other income		1,280					1,775
		2,642
Net investment income							7,131
Net investment gains (losses)							15,479
Income (loss) before income taxes							11,306
Income tax expense (benefit)							2,974
Net income (loss)							8,332
Net income (loss) attributable to non-controlling interest							(84)
Net income (loss) attributable to NI Holdings, Inc.							$8,416

Operating Ratios:
Loss and loss adjustment expenses ratio	82.3%	58.8%	70.7%	103.7%	60.7%	70.6%	72.2%
Expense ratio	28.3%	38.9%	30.0%	30.6%	34.9%	25.3%	32.1%
Combined ratio	110.6%	97.7%	100.7%	134.3%	95.6%	95.9%	104.3%

Balances at December 31, 2021:
Premiums and agents’ balances receivable	$19,039	$8,143	$8,914	$—	$14,687	$669	$51,452
Deferred policy acquisition costs	4,949	5,978	7,271	—	6,328	421	24,947
Reinsurance recoverables on losses	1,001	—	3,467	6,953	8,722	1,057	21,200
Goodwill and other intangibles	—	2,810	—	—	14,912	—	17,722
Unpaid losses and loss adjustment expenses	26,390	43,515	19,161	6,002	32,924	11,670	139,662
Unearned premiums	28,820	18,679	42,399	—	34,672	3,219	127,789
Payable to Federal Crop Insurance Corporation	—	—	—	4,962	—	—	4,962

	Year Ended December 31, 2020
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$74,998	$53,909	$82,036	$39,893	$45,557	$4,668	$301,061
Assumed premiums earned	—	—	—	1,896	—	4,563	6,459
Ceded premiums earned	(2,989)	(172)	(7,157)	(6,071)	(7,269)	(201)	(23,859)
Net premiums earned	72,009	53,737	74,879	35,718	38,288	9,030	283,661

Direct losses and loss adjustment expenses	45,423	30,347	38,700	36,022	32,620	2,258	185,370
Assumed losses and loss adjustment expenses	—	—	(116)	1,070	—	2,354	3,308
Ceded losses and loss adjustment expenses	88	—	(1,839)	(5,713)	(12,190)	(551)	(20,205)
Net losses and loss adjustment expenses	45,511	30,347	36,745	31,379	20,430	4,061	168,473

Gross margin	26,498	23,390	38,134	4,339	17,858	4,969	115,188

Underwriting and general expenses	19,986	20,739	20,874	4,807	16,358	2,304	85,068
Underwriting gain (loss)	6,512	2,651	17,260	(468)	1,500	2,665	30,120

Fee and other income		1,337					1,801
		3,988
Net investment income							7,271
Net investment gains (losses)							13,624
Income (loss) before income taxes							52,816
Income tax expense (benefit)							11,472
Net income (loss)							41,344
Net income (loss) attributable to non-controlling interest							955
Net income (loss) attributable to NI Holdings, Inc.							$40,389

Operating Ratios:
Loss and loss adjustment expenses ratio	63.2%	56.5%	49.1%	87.9%	53.4%	45.0%	59.4%
Expense ratio	27.8%	38.6%	27.9%	13.5%	42.7%	25.5%	30.0%
Combined ratio	91.0%	95.1%	77.0%	101.4%	96.1%	70.5%	89.4%

Balances at December 31, 2020:
Premiums and agents’ balances receivable	$18,540	$6,543	$9,072	$—	$13,732	$636	$48,523
Deferred policy acquisition costs	5,461	4,649	7,828	—	5,588	442	23,968
Reinsurance recoverables	412	—	588	121	5,374	2,215	8,710
Receivable from Federal Crop Insurance Corporation	—	—	—	6,646	—	—	6,646
Goodwill and other intangibles	—	2,860	—	—	15,334	—	18,194
Unpaid losses and loss adjustment expenses	20,311	43,336	11,737	771	19,089	10,506	105,750
Unearned premiums	28,293	16,147	41,301	—	30,705	2,917	119,363

21.	Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Nodak Insurance:
Statutory capital and surplus	$175,673	$221,761	$216,278
Statutory unassigned surplus	170,673	216,761	211,278
Statutory net income (loss)	(29,978)	5,311	24,529

American West:
Statutory capital and surplus	14,957	18,400	18,368
Statutory unassigned surplus	8,956	12,399	12,367
Statutory net income (loss)	(3,228)	(54)	2,158

Primero:
Statutory capital and surplus	8,677	10,138	9,818
Statutory unassigned surplus	(582)	879	559
Statutory net income (loss)	(1,211)	127	1,023

Battle Creek:
Statutory capital and surplus	5,660	6,821	6,875
Statutory unassigned surplus	2,660	3,821	3,875
Statutory net income (loss)	(1,189)	(77)	693

Direct Auto:
Statutory capital and surplus	32,054	37,960	35,819
Statutory unassigned surplus	29,054	34,960	32,819
Statutory net income (loss)	(6,074)	6,451	7,898

Westminster:
Statutory capital and surplus	20,090	24,706	23,592
Statutory unassigned surplus	15,090	19,706	18,592
Statutory net income (loss)	(3,861)	1,723	2,719

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2022 and 2021 exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

Amounts available for distribution in 2023 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $0 from American West and Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2022, 2021, or 2020.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Nodak Insurance for the year ended December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 and $6,000 to NI Holdings during the years ended December 31, 2022 and 2020, respectively. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Direct Auto for the year ended December 31, 2022. No dividends were declared or paid by Direct Auto during the years ended December 31, 2022, 2021, or 2020.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Westminster for the year ended December 31, 2022. No dividends were declared or paid by Westminster during the years ended December 31, 2022, 2021 or 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has reviewed and evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective at December 31, 2022, and that our consolidated financial statements we include in this 2022 Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Mazars USA LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022. This audit report appears in Part II, Item 8. Financial Statements and Supplementary Data, of this 2022 Annual Report.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We continued this initiative during the annual period ending December 31, 2022, in support of the first audit of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in various enhancements to our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 11, 2023 relating to our Annual Meeting of Shareholders that we will hold on May 23, 2023 (our “Proxy Statement”).

We have posted a copy of our Code of Ethics and Business Conduct on the Governance Highlights page of the Corporate Governance section of our website, www.niholdingsinc.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this 2022 Annual Report. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed by law or NASDAQ Listing Rules.

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

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)
3.2	Bylaws of NI Holdings, Inc. (1)
3.3	Amendment to the Bylaws of NI Holdings, Inc. (4)
3.4	Amendment No. 2 to the Bylaws of NI Holdings, Inc. (6)
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (8)
10.1	2017 NI Holdings, Inc. Equity Incentive Plan (5)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4#	Employment Agreement dated as of March 15, 2022, between Seth C. Daggett and Nodak Insurance Company and NI Holdings, Inc. (9)
10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)

10.12	Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (7)
10.13	NI Holdings, Inc. 2020 Stock and Incentive Plan (7)
10.14#	Form of Time-Based Restricted Stock Unit Agreement for Executives (10)
10.15#	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement (10)
10.16#	2022 NI Holdings, Inc. Short-Term Incentive Bonus (11)
21.1*	Subsidiaries of NI Holdings, Inc.
23.1*	Consent of Mazars USA LLP, Fort Washington, PA, PCAOB ID 339
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*       Filed herewith.

**        Inline XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(4)       Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 2, 2020, and incorporated herein by reference.

(5)       Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on September 18, 2017, and incorporated herein by reference.

(6)       Filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on April 22, 2020, and incorporated herein by reference.

(7)       Filed as an Exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020, and incorporated herein by reference.

(8)       Filed as an Exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 10, 2021, and incorporated herein by reference.

(9)       Filed as an Exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on March 18, 2022, and incorporated herein by reference.

(10)       Filed as Exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 9, 2022, and incorporated herein by reference.

(11)       Filed as Exhibit to the Company’s Form 10-Q (File No. 001-37973) filed with the SEC on May 6, 2022, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

Condensed Balance Sheets
	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$3,791	$8,743
Fixed income securities, at fair value	1,013	11,247
Equity securities, at fair value	6,211	8,912
Total cash and investments	11,015	28,902

Income tax recoverable	946	423
Accrued investment income	2	94
Investment in wholly-owned subsidiaries	239,110	327,340
Deferred income taxes	1,088	861
Total assets	$252,161	$357,620

Liabilities:
Westminster consideration payable	$—	$13,020
Accrued expenses and other liabilities	1,184	1,396
Total liabilities	1,184	14,416

Shareholders’ equity	250,977	343,204
Total liabilities and equity	$252,161	$357,620

Condensed Statements of Operations
	Year Ended December 31,
	2022	2021	2020
Revenues:
Fee and other income	$—	$—	$(31)
Net investment income	143	396	717
Net investment gains (losses)	(492)	2,119	425
Total revenues	(349)	2,515	1,111

Expenses:
Other underwriting and general expenses	3,002	4,543	5,711
Total expenses	3,002	4,543	5,711

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(3,351)	(2,028)	(4,600)
Income tax (benefit) expense	(1,124)	(156)	(1,190)
Income (loss) before equity in undistributed net income of subsidiaries	(2,227)	(1,872)	(3,410)

Equity in undistributed net income (loss) of subsidiaries	(50,869)	10,288	43,799
Net income (loss) attributable to NI Holdings, Inc.	$(53,096)	$8,416	$40,389

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to NI Holdings, Inc.	$(53,096)	$8,416	$40,389
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	(165)	(346)	127
Unrealized gain (loss) attributed to subsidiaries	(34,358)	(7,257)	7,101
Other comprehensive income (loss), net of income taxes	(34,523)	(7,603)	7,228
Comprehensive income (loss)	$(87,619)	$813	$47,617

Condensed Statements of Cash Flows
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss) attributable to NI Holdings, Inc.	$(53,096)	$8,416	$40,389
Adjustments to reconcile net income (loss) attributable to NI Holdings, Inc. to net cash flows from operating activities:
Equity in undistributed net income of subsidiaries	50,869	(10,288)	(43,799)
Other	359	1,159	1,395
Net adjustments	51,228	(9,129)	(42,404)
Net cash flows from operating activities	(1,868)	(713)	(2,015)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	9,942	10,103	16,238
Proceeds from sales of equity securities	4,278	7,306	4,174
Purchases of fixed income securities	—	(808)	(1,550)
Purchases of equity securities	(2,023)	(4,512)	(4,139)
Acquisition of Westminster American Insurance Company	—	—	(20,000)
Net cash flows from investing activities	12,197	12,089	(5,277)

Cash flows from financing activities:
Dividend from subsidiaries	3,000	—	6,000
Purchase of treasury stock	(4,180)	(4,316)	(12,234)
Installment payment on Westminster consideration payable	(13,333)	(6,667)	—
Issuance of vested award shares	(768)	(488)	(31)
Net cash flows from financing activities	(15,281)	(11,471)	(6,265)

Net decrease in cash and cash equivalents	(4,952)	(95)	(13,557)

Cash and cash equivalents at beginning of period	8,743	8,838	22,395

Cash and cash equivalents at end of period	$3,791	$8,743	$8,838

Note A – Basis of presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

Note B – Dividends from subsidiaries

The Company received cash dividends of $3,000 and $6,000 from Nodak Insurance during the years ended December 31, 2022 and 2020. No dividends from its subsidiaries were received during the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2023.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 8, 2023
Michael J. Alexander

/s/ Seth C. Daggett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023
Seth C. Daggett

/s/ Eric K. Aasmundstad	Director	March 8, 2023
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 8, 2023
William R. Devlin

/s/ Duaine C. Espegard	Director	March 8, 2023
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 8, 2023
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 8, 2023
Stephen V. Marlow

/s/ Prakash Mathew	Director	March 8, 2023
Prakash Mathew

/s/ Jeffrey R. Missling	Director	March 8, 2023
Jeffrey R. Missling