Form 10-Q
period 2023-03-31
NI Holdings, Inc.
filed 2023-05-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s common stock outstanding on April 30, 2023 was 21,027,401. No preferred shares are issued or outstanding.

i

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

●	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries and its affiliate (Battle Creek Mutual Insurance Company), Direct Auto Insurance Company (acquired August 31, 2018), and Westminster American Insurance Company (acquired January 1, 2020), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;
●	the “conversion” refers to the series of transactions consummated on March 13, 2017 by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
●	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
●	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;
●	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;
●	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;
●	“Battle Creek” refers to Battle Creek Mutual Insurance Company. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Battle Creek is controlled by Nodak Insurance via a surplus note. The terms of the surplus note allow Nodak Insurance to appoint two-thirds of the Battle Creek Board of Directors;
●	“Direct Auto” refers to Direct Auto Insurance Company. On August 31, 2018, NI Holdings completed the acquisition of 100% of the common stock of Direct Auto from the private shareholders of Direct Auto. Direct Auto became a consolidated subsidiary of NI Holdings on this date. Direct Auto is a property and casualty insurance company specializing in non-standard automobile insurance in the state of Illinois;
●	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;
●	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;
●	“Westminster” refers to Westminster American Insurance Company. On January 1, 2020, NI Holdings completed the acquisition of 100% of the common stock of Westminster from the private shareholder of Westminster, and Westminster became a consolidated subsidiary of NI Holdings. Westminster is a property and casualty insurance company specializing in commercial multi-peril insurance in the Mid-Atlantic states; and
●	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may”, “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “views”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	strategic reviews, capital allocation objectives, dividends, and share repurchases;
●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;
●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;
●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our agent network;
●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;
●	expectations for impact of or changes to existing or new government regulations or laws;
●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;
●	developments in general economic conditions, domestic and global financial markets, interest rate, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and
●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Form 10-Q and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2022 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and cash equivalents	$61,285	$47,002
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at March 31, 2023, and $0 at December 31, 2022)	316,865	303,324
Equity securities, at fair value	26,336	52,393
Other investments	2,005	2,005
Total cash and investments	406,491	404,724

Premiums and agents' balances receivable (net of allowance for expected credit losses of $445 at March 31, 2023, and $425 at December 31, 2022)	64,502	62,173
Deferred policy acquisition costs	31,350	29,768
Reinsurance premiums receivable	3,768	1,647
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at March 31, 2023, and $0 at December 31, 2022)	45,642	37,575
Income tax recoverable	11,997	13,964
Accrued investment income	2,354	2,456
Property and equipment, net	9,918	9,843
Deferred income taxes	10,510	9,005
Receivable from Federal Crop Insurance Corporation	14,034	15,462
Goodwill and other intangibles	17,132	17,250
Other assets	10,286	10,365
Total assets	$627,984	$614,232

Liabilities:
Unpaid losses and loss adjustment expenses	$204,790	$190,459
Unearned premiums	153,467	148,513
Accrued expenses and other liabilities	16,656	22,053
Total liabilities	374,913	361,025

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2023 – 21,062,355 shares, 2022 – 21,076,255 shares	230	230
Additional paid-in capital	95,568	95,671
Unearned employee stock ownership plan shares	(941)	(941)
Retained earnings	209,710	214,121
Accumulated other comprehensive loss, net of income taxes	(24,848)	(29,286)
Treasury stock, at cost, 2023 – 1,843,535 shares, 2022 – 1,829,635 shares	(28,803)	(28,818)
Non-controlling interest	2,155	2,230
Total shareholders’ equity	253,071	253,207

Total liabilities and shareholders’ equity	$627,984	$614,232

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net premiums earned	$77,627	$69,587
Fee and other income	274	428
Net investment income	2,239	1,653
Net investment gains (losses)	1,416	(5,528)
Total revenues	81,556	66,140

Expenses:
Losses and loss adjustment expenses	58,825	40,129
Amortization of deferred policy acquisition costs	18,588	15,623
Other underwriting and general expenses	9,656	7,781
Total expenses	87,069	63,533

Income (loss) before income taxes	(5,513)	2,607
Income tax expense (benefit)	(1,013)	568
Net income (loss)	(4,500)	2,039
Net income (loss) attributable to non-controlling interest	(290)	130
Net income (loss) attributable to NI Holdings, Inc.	$(4,210)	$1,909

Earnings (loss) per common share:
Basic	$(0.20)	$0.09
Diluted	$(0.20)	$0.09

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,368,956	21,372,753
Plus: Dilutive securities	—	239,161
Weighted average common shares used in diluted per common share calculations	21,368,956	21,611,914

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(4,210)	$(290)	$(4,500)	$1,909	$130	$2,039

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	5,444	278	5,722	(20,197)	(697)	(20,894)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	299	—	299	(43)	—	(43)
Other comprehensive income (loss), before income taxes	5,743	278	6,021	(20,240)	(697)	(20,937)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,305)	(63)	(1,368)	4,601	158	4,759
Other comprehensive income (loss), net of income taxes	4,438	215	4,653	(15,639)	(539)	(16,178)

Comprehensive income (loss)	$228	$(75)	$153	$(13,730)	$(409)	$(14,139)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Net income (loss)	—	—	—	(4,210)	—	—	(290)	(4,500)
Other comprehensive income (loss), net of income taxes	—	—	—	—	4,438	—	215	4,653
Purchase of treasury stock	—	—	—	—	—	(621)	—	(621)
Share-based compensation	—	505	—	—	—	—	—	505
Issuance of vested award shares	—	(608)	—	(201)	—	636	—	(173)
Balance, March 31, 2023	$230	$95,568	$(941)	$209,710	$(24,848)	$(28,803)	$2,155	$253,071

Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net income (loss)	—	—	—	1,909	—	—	130	2,039
Other comprehensive income (loss), net of income taxes	—	—	—	—	(15,639)	—	(539)	(16,178)
Purchase of treasury stock	—	—	—	—	—	(997)	—	(997)
Share-based compensation	—	565	—	—	—	—	—	565
Issuance of vested award shares	—	(2,214)	—	26	—	1,624	—	(564)
Balance, March 31, 2022	$230	$96,517	$(1,184)	$269,142	$(10,402)	$(25,825)	$3,800	$332,278

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,500)	$2,039
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment losses (gains)	(1,416)	5,528
Deferred income tax benefit	(2,874)	(1,360)
Depreciation of property and equipment	182	168
Amortization of intangibles	118	118
Share-based compensation	505	565
Amortization of deferred policy acquisition costs	18,588	15,623
Deferral of policy acquisition costs	(20,170)	(16,948)
Net amortization of premiums and discounts on investments	290	470
Gain on sale of property and equipment	(21)	(160)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(2,329)	(3,428)
Reinsurance premiums receivable / payable	(2,121)	(989)
Reinsurance recoverables on losses	(8,067)	1,838
Income tax recoverable / payable	1,967	1,927
Accrued investment income	102	167
Federal Crop Insurance Corporation receivable / payable	1,428	2,097
Other assets	79	(123)
Unpaid losses and loss adjustment expenses	14,331	(5,968)
Unearned premiums	4,954	2,486
Accrued expenses and other liabilities	(5,397)	(201)
Net cash flows from operating activities	(4,351)	3,849

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	11,380	14,966
Proceeds from sales of equity securities	30,389	4,383
Purchases of fixed income securities	(19,486)	(24,761)
Purchases of equity securities	(2,618)	(6,943)
Purchases of property and equipment	(293)	(571)
Proceeds from sales of property and equipment	56	624
Net cash flows from investing activities	19,428	(12,302)

Cash flows from financing activities:
Purchases of treasury stock	(621)	(997)
Installment payment on Westminster consideration payable	—	(6,667)
Issuance of vested award shares	(173)	(564)
Net cash flows from financing activities	(794)	(8,228)

Net increase (decrease) in cash and cash equivalents	14,283	(16,681)

Cash and cash equivalents at beginning of period	47,002	70,623

Cash and cash equivalents at end of period	$61,285	$53,942

Federal and state income taxes paid	$—	$—

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

These unaudited consolidated financial statements include the financial position and results of operations of NI Holdings and the following other entities:

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report.

The Consolidated Balance Sheet at December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of the interim unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2022 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

Prior to December 31, 2022, we were classified as an emerging growth company (“EGC”) and elected to use the extended transition period for complying with certain new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. However, beginning on December 31, 2022, we are no longer an EGC and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Adopted

For information regarding accounting pronouncements that the Company adopted during the periods presented, see Item II, Part 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

3.	Investments

The amortized cost and estimated fair value of fixed income securities as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,272	$—	$—	$(809)	$9,463
Obligations of states and political subdivisions	57,833	—	92	(5,007)	52,918
Corporate securities	138,302	—	148	(13,324)	125,126
Residential mortgage-backed securities	57,624	—	198	(5,286)	52,536
Commercial mortgage-backed securities	30,938	—	—	(4,537)	26,401
Asset-backed securities	50,781	—	14	(4,436)	46,359
Redeemable preferred stocks	4,747	—	—	(685)	4,062
Total fixed income securities	$350,497	$—	$452	$(34,084)	$316,865

	December 31, 2022
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,174	$—	$1	$(1,008)	$10,167
Obligations of states and political subdivisions	60,342	—	38	(6,454)	53,926
Corporate securities	136,837	—	109	(15,787)	121,159
Residential mortgage-backed securities	53,254	—	85	(5,846)	47,493
Commercial mortgage-backed securities	30,837	—	—	(4,702)	26,135
Asset-backed securities	45,786	—	—	(5,061)	40,725
Redeemable preferred stocks	4,747	—	—	(1,028)	3,719
Total fixed income securities	$342,977	$—	$233	$(39,886)	$303,324

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	March 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,932	$9,788
After one year through five years	84,213	79,721
After five years through ten years	74,106	65,903
After ten years	38,156	32,095
Mortgage / asset-backed securities	139,343	125,296
Redeemable preferred stocks	4,747	4,062
Total fixed income securities	$350,497	$316,865

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,130	$9,971
After one year through five years	81,879	77,031
After five years through ten years	76,648	65,966
After ten years	39,696	32,284
Mortgage / asset-backed securities	129,877	114,353
Redeemable preferred stocks	4,747	3,719
Total fixed income securities	$342,977	$303,324

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $5,994 at March 31, 2023, and $6,613 at December 31, 2022, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	March 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$2,817	$(147)	$6,646	$(662)	$9,463	$(809)
Obligations of states and political subdivisions	11,468	(521)	35,619	(4,486)	47,087	(5,007)
Corporate securities	31,765	(1,385)	85,610	(11,939)	117,375	(13,324)
Residential mortgage-backed securities	6,539	(192)	31,272	(5,094)	37,811	(5,286)
Commercial mortgage-backed securities	5,347	(270)	20,346	(4,267)	25,693	(4,537)
Asset-backed securities	8,204	(129)	32,642	(4,307)	40,846	(4,436)
Redeemable preferred stocks	3,299	(448)	763	(237)	4,062	(685)
Total fixed income securities	$69,439	$(3,092)	$212,898	$(30,992)	$282,337	$(34,084)

	December 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,078	$(537)	$2,587	$(471)	$9,665	$(1,008)
Obligations of states and political subdivisions	40,213	(3,554)	9,045	(2,900)	49,258	(6,454)
Corporate securities	76,645	(7,944)	39,683	(7,843)	116,328	(15,787)
Residential mortgage-backed securities	21,017	(1,805)	18,519	(4,041)	39,536	(5,846)
Commercial mortgage-backed securities	18,932	(2,674)	7,204	(2,028)	26,136	(4,702)
Asset-backed securities	18,904	(1,522)	21,809	(3,539)	40,713	(5,061)
Redeemable preferred stocks	3,015	(732)	705	(296)	3,720	(1,028)
Total fixed income securities	$185,804	$(18,768)	$99,552	$(21,118)	$285,356	$(39,886)

We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard, or during the three months ended March 31, 2023. Therefore, there was no beginning or ending balance of credit losses for the quarter, or activity during the year ended December 31, 2022. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2022 Annual Report for additional information.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended March 31,
	2023	2022
Fixed income securities	$2,630	$2,161
Equity securities	320	329
Real estate	150	166
Cash and cash equivalents	52	2
Total gross investment income	3,152	2,658
Investment expenses	913	1,005
Net investment income	$2,239	$1,653

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2023	2022
Gross realized gains:
Fixed income securities	$—	$46
Equity securities	12,731	1,073
Total gross realized gains	12,731	1,119

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(299)	(3)
Equity securities	(846)	(178)
Total gross realized losses, excluding credit impairment losses	(1,145)	(181)

Net realized gains	11,586	938

Change in net unrealized gains on equity securities	(10,170)	(6,466)
Net investment gains (losses)	$1,416	$(5,528)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

4.	Fair Value Measurements

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 includes fixed income securities with quoted prices that are traded less frequently than exchange traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value fixed income securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. Management reviews all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed income securities rated lower than “A” by Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three-month period ended March 31, 2023, or the year ended December 31, 2022. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at March 31, 2023, or December 31, 2022.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$9,463	$—	$9,463	$—
Obligations of states and political subdivisions	52,918	—	52,918	—
Corporate securities	125,126	—	125,126	—
Residential mortgage-backed securities	52,536	—	52,536	—
Commercial mortgage-backed securities	26,401	—	26,401	—
Asset-backed securities	46,359	—	46,359	—
Redeemable preferred stock	4,062	—	4,062	—
Total fixed income securities	316,865	—	316,865	—

Equity securities:
Common stock	24,481	24,481	—	—
Non-redeemable preferred stock	1,855	1,855	—	—
Total equity securities	26,336	26,336	—	—

Cash equivalents	43,987	43,987	—	—
Total assets at fair value	$387,188	$70,323	$316,865	$—

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,167	$—	$10,167	$—
Obligations of states and political subdivisions	53,926	—	53,926	—
Corporate securities	121,159	—	121,159	—
Residential mortgage-backed securities	47,493	—	47,493	—
Commercial mortgage-backed securities	26,135	—	26,135	—
Asset-backed securities	40,725	—	40,725	—
Redeemable preferred stock	3,719	—	3,719	—
Total fixed income securities	303,324	—	303,324	—

Equity securities:
Common stock	50,699	50,699	—	—
Non-redeemable preferred stock	1,694	1,694	—	—
Total equity securities	52,393	52,393	—	—

Cash equivalents	27,255	27,255	—	—
Total assets at fair value	$382,972	$79,648	$303,324	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2023, or December 31, 2022.

5.	Reinsurance

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

During the three-month period ended March 31, 2023, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At March 31, 2023, and December 31, 2022, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2023
	Premiums Written	Premiums Earned
Direct premium	$90,556	$85,474
Assumed premium	399	576
Ceded premium	(8,459)	(8,423)
Net premiums	$82,496	$77,627

	Three Months Ended March 31, 2022
	Premiums Written	Premiums Earned
Direct premium	$75,533	$73,399
Assumed premium	1,861	1,861
Ceded premium	(5,660)	(5,673)
Net premiums	$71,734	$69,587

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2023	2022
Direct losses and loss adjustment expenses	$70,861	$45,495
Assumed losses and loss adjustment expenses	90	10
Ceded losses and loss adjustment expenses	(12,126)	(5,376)
Net losses and loss adjustment expenses	$58,825	$40,129

If 100% of our ceded reinsurance was cancelled as of March 31, 2023, or December 31, 2022, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

6.	Deferred Policy Acquisition Costs

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

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$29,768	$24,947
Deferral of policy acquisition costs	20,170	16,948
Amortization of deferred policy acquisition costs	(18,588)	(15,623)
Balance, end of period	$31,350	$26,272

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$190,459	$139,662
Reinsurance recoverables on losses	37,575	21,200
Net balance, beginning of period	152,884	118,462

Incurred related to:
Current year	48,854	42,116
Prior years	9,971	(1,987)
Total incurred	58,825	40,129

Paid related to:
Current year	14,528	13,512
Prior years	38,033	30,747
Total paid	52,561	44,259

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	204,790	133,694
Reinsurance recoverables on losses	45,642	19,362
Net balance, end of period	$159,148	$114,332

During the three months ended March 31, 2023, the Company’s incurred reported losses and loss adjustment expenses included $9,971 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Westminster. During the three months ended March 31, 2022, the Company’s incurred reported losses and loss adjustment expenses included $1,987 of net favorable development on prior accident years, primarily attributable to Battle Creek.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,340	14,271	10 – 43 years
Electronic data processing equipment	1,396	1,310	5 – 7 years
Furniture and fixtures	2,919	2,919	5 – 7 years
Automobiles	1,330	1,310	2 – 3 years
Gross cost	21,388	21,213

Accumulated depreciation	(11,470)	(11,370)
Total property and equipment, net	$9,918	$9,843

Depreciation expense was $182 and $168 for the three months ended March 31, 2023 and 2022, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	March 31, 2023	December 31, 2022
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$390	$358
Distribution network	6,700	1,210	5,490
Total subject to amortization	7,448	1,600	5,848
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,600	$7,748

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$365	$383
Distribution network	6,700	1,117	5,583
Total subject to amortization	7,448	1,482	5,966
Not subject to amortization:
State insurance license	1,900	—	1,900
Total	$9,348	$1,482	$7,866

Amortization expense was $118 and $118 for the three months ended March 31, 2023 and 2022, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of March 31, 2023, the estimated amortization of other intangible assets with finite lives for each of the five years in the period ending December 31, 2027, and thereafter is as follows:

Year ending December 31,
2023 (nine months remaining)	$337
2024	422
2025	422
2026	422
2027	422
Thereafter	3,823
Total other intangible assets with finite lives	$5,848

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.	Related Party Transactions

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

For the three months ended March 31, 2023, and the year ended December 31, 2022, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $357 and $339 during the three months ended March 31, 2023 and 2022, respectively. Royalty amounts payable of $140 and $119 were accrued as a liability to the NDFB at March 31, 2023, and December 31, 2022, respectively.

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

For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2023, see Item II, Part 8, Note 12 “Related Party Transactions” section of the 2022 Annual Report.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations:

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$3,559	$5,008
Investments	14,001	13,350
Premiums and agents’ balances receivable	5,197	5,422
Deferred policy acquisition costs	627	595
Reinsurance recoverables on losses (2)	10,440	12,597
Accrued investment income	68	59
Income tax recoverable	—	225
Deferred income taxes	735	780
Property and equipment	316	319
Other assets	56	52
Total assets	$34,999	$38,407

Liabilities:
Unpaid losses and loss adjustment expenses	$6,331	$6,453
Unearned premiums	3,056	2,959
Notes payable (1)	3,000	3,000
Pooling payable (1)	7,225	8,337
Reinsurance losses payable (2)	12,952	13,125
Accrued expenses and other liabilities	280	2,303
Total liabilities	32,844	36,177

Equity:
Non-controlling interest	2,155	2,230
Total equity	2,155	2,230

Total liabilities and equity	$34,999	$38,407

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Three Months Ended March 31,
	2023	2022
Revenues:
Net premiums earned	$1,553	$1,392
Fee and other income (expense)	10	(5)
Net investment income	67	13
Total revenues	1,630	1,400

Expenses:
Losses and loss adjustment expenses	1,177	803
Amortization of deferred policy acquisition costs	372	312
Other underwriting and general expenses	163	117
Total expenses	1,712	1,232

Income (loss) before income taxes	(82)	168
Income tax expense	208	38
Net income (loss)	$(290)	$130

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

11.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees. The Company reported expenses related to the 401(k) plans totaling $189 and $148 during the three months ended March 31, 2023 and 2022, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $249 and $190 during the three months ended March 31, 2023 and 2022, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executive’s compensation or incentive payments. The Company reported expenses related to this plan totaling $22 and $104 during the three months ended March 31, 2023 and 2022, respectively.

In connection with our initial public offering (“IPO”) in March 2017, the Company established its Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

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

The Company recognized compensation expense of $82 and $109 during the three months ended March 31, 2023 and 2022, respectively, related to the ESOP.

Through March 31, 2023, and December 31, 2022, the Company had released and allocated 145,890 ESOP shares to participants, with a remainder of 94,110 ESOP shares in suspense at March 31, 2023 and December 31, 2022. Using the Company’s quarter-end market price of $13.00 per share, the fair value of the unearned ESOP shares was $1,223 at March 31, 2023.

12.       Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of the bank’s Prime Rate with a floor rate of 3.25%. There were no outstanding amounts during the three months ended March 31, 2023, or the year ended December 31, 2022. This line of credit is scheduled to expire on March 31, 2024.

13.       Income Taxes

At March 31, 2023, and December 31, 2022, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three-month period ended March 31, 2023, or the year ended December 31, 2022.

At March 31, 2023, and December 31, 2022, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryforwards of $3,963 at December 31, 2022. These net operating loss carryforwards expire through 2032.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had a $1,270 net operating loss carryforward at December 31, 2022. This net operating loss carryforward expires in 2023.

As of March 31, 2023, federal income tax years 2019 through 2021 remain open for examination.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

14.       Leases

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

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. This guidance was adopted in the fourth quarter of 2022, and accordingly, the expense amounts for the period ended March 31, 2023, are not comparable to the period ended March 31, 2022. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” in the 2022 Annual Report for additional information. Under the new guidance, lease expense for these operating leases is recognized on a straight-line basis over the term of the lease, and a right-of-use asset and lease liability is recognized as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet at the origination of the lease. The Company currently does not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

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

Additional information regarding the Company’s operating leases are as follows:

	As of and For the Three Months Ended March 31,
	2023	2022
Operating lease expense	$98	$68

Other information on operating leases:
Operating cash outflow from operating leases	101	68
Right-of-use assets obtained in exchange for new lease liabilities	—	—
Weighted average discount rate	3.25%	3.25%
Weighted average remaining lease term in years	6.1 years	6.8 years

The following table presents the contractual maturities of the Company’s operating leases for each of the five years in the period ending December 31, 2027, and thereafter, reconciled to the Company’s operating lease liability at March 31, 2023:

Year ending December 31,
2023 (nine months remaining)	$262
2024	321
2025	286
2026	291
2027	296
Thereafter	479
Total undiscounted lease payments	1,935
Less: present value adjustment	179
Operating lease liability at March 31, 2023	$1,756

15.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Three Months Ended March 31,
	2023	2022
Shares outstanding, beginning of period	21,076,255	21,219,808
Treasury shares repurchased through stock repurchase authorization	(46,099)	(54,872)
Issuance of treasury shares for vesting of restricted stock units	32,199	90,704
Shares outstanding, end of period	21,062,355	21,255,640

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. In addition, the net loss per diluted common share for the three-month period ended March 31, 2023, excluded the weighted average effects of 61,290 shares of stock awards, since the impacts of these potential shares of common stock were anti-dilutive.

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the six months ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this new authorization. During the year ended December 31, 2022, we completed the repurchase of 214,937 shares of our common stock for $3,446 to close out this authorization. Of these amounts, 54,872 shares were repurchased for $997 during the three months ended March 31, 2022.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the three months ended March 31, 2023, we completed the repurchase of 46,099 shares of our common stock for $621. At March 31, 2023, $8,645 remains outstanding under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. The Company is not currently subject to the AMT based on our reported GAAP earnings for the past three years. For periods subsequent to the effective date of the IRA, the cost of treasury stock acquired, less the fair market value of any stock issued, will include the 1% excise tax imposed by the IRA.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

17.	Share-Based Compensation

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2022	108,380	$16.86
RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	17.00

RSUs granted during 2023	58,400	13.85
RSUs earned during 2023	(35,180)	16.22
Units outstanding and unearned at March 31, 2023	138,580	15.87

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2023	2022
RSU compensation expense	$302	$273
Income tax benefit	(69)	(62)
RSU compensation expense, net of income taxes	$233	$211

At March 31, 2023, there was $1,322 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.22 years.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2022	190,600	$16.06
PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	17.00

PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at March 31, 2023	213,800	16.53

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2023	2022
PSU compensation expense	$138	$261
Income tax benefit	(31)	(59)
PSU compensation expense, net of income taxes	$107	$202

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

At March 31, 2023, there was $1,455 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.68 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.       Allowance for Expected Credit Losses

Premiums Receivable

Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the new CECL model. This guidance was adopted in the fourth quarter of 2022, and accordingly, there was no allowance for expected credit losses as of March 31, 2022. See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of March 31, 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2023.

	As of and For the Three Months Ended March 31, 2023
	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$62,173	$425

Current period charge for expected credit losses		90
Write-offs of uncollectible premiums receivable		70

Balance, end of period	$64,502	$445

19.	Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three-month periods ended March 31, 2023 and 2022.

For purposes of evaluating profitability of the non-standard auto segment, management combines the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Unaudited Consolidated Statement of Operations or Unaudited Consolidated Balance Sheet to our operating segments. Those line items include investment income, net investment gains (losses), other income excluding non-standard auto insurance fees, and income tax expense (benefit) within the Unaudited Consolidated Statement of Operations. For the Unaudited Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$20,541	$20,971	$22,433	$(10)	$20,230	$1,309	$85,474
Assumed premiums earned	—	—	—	—	—	576	576
Ceded premiums earned	(888)	(92)	(2,442)	(715)	(4,213)	(73)	(8,423)
Net premiums earned	19,653	20,879	19,991	(725)	16,017	1,812	77,627

Direct losses and loss adjustment expenses	15,624	17,038	9,523	(669)	29,322	23	70,861
Assumed losses and loss adjustment expenses	—	—	—	—	—	90	90
Ceded losses and loss adjustment expenses	1	—	(804)	(104)	(11,208)	(11)	(12,126)
Net losses and loss adjustment expenses	15,625	17,038	8,719	(773)	18,114	102	58,825

Gross margin	4,028	3,841	11,272	48	(2,097)	1,710	18,802

Underwriting and general expenses	6,418	8,994	6,205	32	6,086	509	28,244
Underwriting gain (loss)	(2,390)	(5,153)	5,067	16	(8,183)	1,201	(9,442)

Fee and other income		232					274
		(4,921)
Net investment income							2,239
Net investment gains (losses)							1,416
Income (loss) before income taxes							(5,513)
Income tax expense (benefit)							(1,013)
Net income (loss)							(4,500)
Net income (loss) attributable to non-controlling interest							(290)
Net income (loss) attributable to NI Holdings, Inc.							$(4,210)

Operating Ratios:
Loss and loss adjustment expense ratio	79.5%	81.6%	43.6%	n/a	113.1%	5.6%	75.8%
Expense ratio	32.7%	43.1%	31.1%	n/a	38.0%	28.1%	36.4%
Combined ratio	112.2%	124.7%	74.7%	n/a	151.1%	33.7%	112.2%

Balances at March 31, 2023:
Premiums and agents’ balances receivable	$21,743	$16,642	$8,954	$93	$16,301	$769	$64,502
Deferred policy acquisition costs	5,309	10,716	7,279	—	7,616	430	31,350
Reinsurance recoverables on losses	1,280	—	5,845	51	37,669	797	45,642
Receivable from Federal Crop Insurance Corporation	—	—	—	14,034	—	—	14,034
Goodwill and other intangibles	—	2,748	—	—	14,384	—	17,132
Unpaid losses and loss adjustment expenses	27,366	50,876	29,165	421	89,296	7,666	204,790
Unearned premiums	32,378	33,711	44,446	—	39,975	2,957	153,467

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,301	$14,442	$21,179	$(17)	$17,230	$1,264	$73,399
Assumed premiums earned	—	—	—	—	—	1,861	1,861
Ceded premiums earned	(559)	(64)	(1,967)	4	(3,042)	(45)	(5,673)
Net premiums earned	18,742	14,378	19,212	(13)	14,188	3,080	69,587

Direct losses and loss adjustment expenses	14,526	8,491	7,192	(103)	15,063	326	45,495
Assumed losses and loss adjustment expenses	—	—	—	—	—	10	10
Ceded losses and loss adjustment expenses	185	—	(352)	(63)	(5,046)	(100)	(5,376)
Net losses and loss adjustment expenses	14,711	8,491	6,840	(166)	10,017	236	40,129

Gross margin	4,031	5,887	12,372	153	4,171	2,844	29,458

Underwriting and general expenses	5,768	6,091	5,973	(552)	5,336	788	23,404
Underwriting gain (loss)	(1,737)	(204)	6,399	705	(1,165)	2,056	6,054

Fee and other income		388					428
		184
Net investment income							1,653
Net investment gains (losses)							(5,528)
Income (loss) before income taxes							2,607
Income tax expense (benefit)							568
Net income (loss)							2,039
Net income (loss) attributable to non-controlling interest							130
Net income (loss) attributable to NI Holdings, Inc.							$1,909

Operating Ratios:
Loss and loss adjustment expense ratio	78.5%	59.1%	35.6%	n/a	70.6%	7.7%	57.7%
Expense ratio	30.8%	42.4%	31.1%	n/a	37.6%	25.6%	33.6%
Combined ratio	109.3%	101.4%	66.7%	n/a	108.2%	33.2%	91.3%

Balances at March 31, 2022:
Premiums and agents’ balances receivable	$19,627	$12,098	$8,991	$—	$13,442	$722	$54,880
Deferred policy acquisition costs	5,076	7,126	7,246	—	6,392	432	26,272
Reinsurance recoverables on losses	817	—	3,559	75	14,184	727	19,362
Goodwill and other intangibles	—	2,798	—	—	14,806	—	17,604
Unpaid losses and loss adjustment expenses	26,340	41,948	17,130	421	38,640	9,215	133,694
Unearned premiums	29,573	20,933	42,307	—	34,181	3,281	130,275
Payable to Federal Crop Insurance Corporation	—	—	—	7,059	—	—	7,059

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2022 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein are in thousands.

Results of Operations

Our consolidated net loss was $4,500 for the three months ended March 31, 2023, compared to net income of $2,039 for the three months ended March 31, 2022.

The major components of revenues and net income (loss) are shown below:

	Three Months Ended March 31,
	2023	2022
Revenues:
Net premiums earned	$77,627	$69,587
Fee and other income	274	428
Net investment income	2,239	1,653
Net investment gains (losses)	1,416	(5,528)
Total revenues	$81,556	$66,140

Components of net income (loss):
Net premiums earned	$77,627	$69,587
Losses and loss adjustment expenses	58,825	40,129
Amortization of deferred policy acquisition costs and other underwriting and general expenses	28,244	23,404
Underwriting gain (loss)	(9,442)	6,054

Fee and other income	274	428
Net investment income	2,239	1,653
Net investment gains (losses)	1,416	(5,528)
Income (loss) before income taxes	(5,513)	2,607
Income tax expense (benefit)	(1,013)	568
Net income (loss)	$(4,500)	$2,039

Net Premiums Earned

	Three Months Ended March 31,
	2023	2022
Net premiums earned:
Direct premium	$85,474	$73,399
Assumed premium	576	1,861
Ceded premium	(8,423)	(5,673)
Total net premiums earned	$77,627	$69,587

Our net premiums earned for the three months ended March 31, 2023, increased $8,040, or 11.6%, compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Net premiums earned:
Private passenger auto	$19,653	$18,742
Non-standard auto	20,879	14,378
Home and farm	19,991	19,212
Crop	(725)	(13)
Commercial	16,017	14,188
All other	1,812	3,080
Total net premiums earned	$77,627	$69,587

Below are comments regarding net premiums earned by business segment:

Private passenger auto – Net premiums earned for the three months ended March 31, 2023, increased $911, or 4.9%, compared to the same period in 2022. This increase was driven by significant rate increases in North Dakota, South Dakota, and Nebraska, offset by lower retention levels as a result of underwriting actions taken to improve profitability.

Non-standard auto – Net premiums earned for the three months ended March 31, 2023, increased $6,501, or 45.2%, compared to the same period in 2022. This increase was driven by new business growth, increased retention, and significant rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the three months ended March 31, 2023, increased $779, or 4.1%, compared to the same period in 2022. This increase was driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These premium increases were partially offset by lower levels of new business as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the first quarter of any year are the result of minor prior crop year premium adjustments which typically occur annually during the first quarter. The majority of crop insurance premiums are generally written in the second quarter and earned ratably over the remainder of the calendar year.

Commercial – Net premiums earned for the three months ended March 31, 2023, increased $1,829, or 12.9%, compared to the same period in 2022. This increase was driven by increased insured values which were primarily the result of higher inflationary factors as well as continued increases in rate and new business premiums.

All other – Net premiums earned for the three months ended March 31, 2023, decreased $1,268, or 41.2%, compared to the same period in 2022. This decrease was driven by the decision to non-renew our participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Three Months Ended March 31,
	2023	2022
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$70,861	$45,495
Assumed losses and loss adjustment expenses	90	10
Ceded losses and loss adjustment expenses	(12,126)	(5,376)
Total net losses and loss adjustment expenses	$58,825	$40,129

Our net losses and loss adjustment expenses for the three months ended March 31, 2023, increased $18,696, or 46.6%, compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Net losses and loss adjustment expenses:
Private passenger auto	$15,625	$14,711
Non-standard auto	17,038	8,491
Home and farm	8,719	6,840
Crop	(773)	(166)
Commercial	18,114	10,017
All other	102	236
Total net losses and loss adjustment expenses	$58,825	$40,129

	Three Months Ended March 31,
	2023	2022
Loss and loss adjustment expense ratio:
Private passenger auto	79.5%	78.5%
Non-standard auto	81.6%	59.1%
Home and farm	43.6%	35.6%
Crop	n/a	n/a
Commercial	113.1%	70.6%
All other	5.6%	7.7%
Total loss and loss adjustment expense ratio	75.8%	57.7%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio increased 1.0 percentage point in the three-month period ended March 31, 2023, compared to the same period in 2022. Both periods were affected by elevated loss costs due to continued high levels of inflation. Additionally, 2023 was impacted by elevated winter weather-related losses.

Non-standard auto – The net loss and loss adjustment expense ratio increased 22.5 percentage points in the three-month period ended March 31, 2023, compared to the same period in 2022. The increase was driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year development on loss reserves. We continue to take significant rate and underwriting actions as a result of the increased loss activity.

Home and farm – The net loss and loss adjustment expense ratio increased 8.0 percentage points in the three-month period ended March 31, 2023, compared to the same period in 2022. This increase was driven by elevated winter weather-related property losses due to heavy snowfall in the Midwest that caused ice dams and roof collapses.

Crop – The net losses and loss adjustment expenses during the first quarter of any year are reflective of minor prior crop year adjustments which typically occur annually during the first quarter.

Commercial – The net loss and loss adjustment expense ratio increased 42.5 points in the three-month period ended March 31, 2023, compared to the same period in 2022. This higher loss ratio was driven by unfavorable prior year reserve development attributable to freeze claims from Winter Storm Elliott as well as increased severity of liability losses. We are in the process of taking significant rate and underwriting actions to improve the segment’s profitability.

All other – The net loss and loss adjustment expense ratio decreased 2.1 percentage points in the three-month period ended March 31, 2023, compared to the same period in 2022. This decrease was driven by improved loss experience in the excess casualty line of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended March 31,
	2023	2022
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$18,588	$15,623
Other underwriting and general expenses	9,656	7,781
Total underwriting and general expenses	28,244	23,404

Expense ratio	36.4%	33.6%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 2.8 percentage points in the three-month period ended March 31, 2023, compared to the same period in 2022. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant premium growth in the non-standard auto and commercial segments, which generally pay higher agent commissions than our other segments, compared to the prior year quarter. The primary drivers of the increase in other underwriting and general expenses were the impact of continued high levels of inflation and the favorable impact on the prior year quarter of the runout of the 2021 crop year multi-peril crop insurance business which reduced overall expenses for that period.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended March 31,
	2023	2022
Underwriting gain (loss):
Private passenger auto	$(2,390)	$(1,737)
Non-standard auto	(5,153)	(204)
Home and farm	5,067	6,399
Crop	16	705
Commercial	(8,183)	(1,165)
All other	1,201	2,056
Total underwriting gain (loss)	$(9,442)	$6,054

	Three Months Ended March 31,
	2023	2022
Combined ratio:
Private passenger auto	112.2%	109.3%
Non-standard auto	124.7%	101.4%
Home and farm	74.7%	66.7%
Crop	n/a	n/a
Commercial	151.1%	108.2%
All other	33.7%	33.2%
Combined ratio	112.2%	91.3%

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

The total underwriting gain (loss) changed $15,496 to a loss of $9,442 for the three-month period ended March 31, 2023, from a gain of $6,054 for the three-month period ended March 31, 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio increased 20.9 percentage points in the three-month period ended March 31, 2023, compared to the same periods in 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

Fee and Other Income

We had fee and other income of $274 for the three months ended March 31, 2023, compared to $428 for the three months ended March 31, 2022. Fee income is largely attributable to the non-standard auto segment and is a key component in measuring its profitability. Fee and other income on this business decreased to $232 for the three months ended March 31, 2023, from $388 for the three months ended March 31, 2022, driven by a shifting mix of business in the Chicago market. Additionally, the higher fee and other income in the prior year was primarily driven by miscellaneous income from the sale of property.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2023	2022
Average cash and invested assets	$405,608	$499,385
Net investment income	$2,239	$1,653

Gross return on average cash and invested assets	3.1%	2.1%
Net return on average cash and invested assets	2.2%	1.3%

Net investment income increased $586 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by the rising interest rate environment as well as a higher allocation of invested assets to private placement securities and high dividend yield equities.

Gross and net return on average cash and invested assets increased year-over-year, driven by the higher net investment income along with a decrease in average cash and invested assets (measured at fair value). This decrease was driven by unfavorable fixed income and equity market conditions particularly during the middle and later stages of 2022, along with investment sales as a result of elevated weather-related losses in 2022.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2023	2022
Gross realized gains	$12,731	$1,119
Gross realized losses, excluding credit impairment losses	(1,145)	(181)
Net realized gains	11,586	938
Change in net unrealized gains on equity securities	(10,170)	(6,466)
Net investment gains (losses)	$1,416	$(5,528)

We had net realized gains of $11,586 for the three months ended March 31, 2023, compared to gains of $938 for the three months ended March 31, 2022. The increase in net realized gains was the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease in net unrealized gains on equity securities of $10,170 during the three months ended March 31, 2023, driven by the equity portfolio liquidation noted above offset by the impact of changes in fair value attributable to favorable equity markets during the quarter. We experienced a decrease in net unrealized gains on equity securities of $6,466 during the three months ended March 31, 2022, driven by the impact of changes in fair value attributable to unfavorable equity markets.

Our fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $6,021 during the three months ended March 31, 2023, compared to net unrealized losses of $20,937 during the three months ended March 31, 2022. The change was primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended March 31, 2023, we had a pre-tax loss of $5,513 compared to pre-tax income of $2,607 for the three months ended March 31, 2022. This change was largely attributable to unfavorable prior year loss development in the non-standard auto and commercial segments, partially offset by significantly higher 2023 net investment gains.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $1,013 for the three months ended March 31, 2023, compared to income tax expense of $568 for the three months ended March 31, 2022. Our effective tax rate for the first quarter of 2023 was 18.4% compared to an effective tax rate of 21.8% for the first quarter of 2022. The first quarter 2023 effective tax rate was impacted by the true-up of a prior year tax accrual.

Net Income (Loss)

For the three months ended March 31, 2023, we had a net loss before non-controlling interest of $4,500 compared to net income of $2,039 for the three months ended March 31, 2022. This change was largely attributable to unfavorable prior year loss development in the non-standard auto and commercial segments, partially offset by significantly higher 2023 net investment gains.

Return on Average Equity

For the three months ended March 31, 2023, we had annualized return on average equity, after non-controlling interest, of (6.7%) compared to annualized return on average equity, after non-controlling interest, of 2.3% for the three months ended March 31, 2022. Average equity is calculated as the average between beginning and ending equity, excluding non-controlling interest, for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in the unaudited consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2022 Annual Report. There have been no changes in our critical accounting policies from December 31, 2022.

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. The primary sources of funds are premium collections, investment earnings, fixed income maturities, and the remaining proceeds from our 2017 IPO.

The change in cash and cash equivalents for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities	$(4,351)	$3,849
Net cash flows from investing activities	19,428	(12,302)
Net cash flows from financing activities	(794)	(8,228)
Net increase (decrease) in cash and cash equivalents	$14,283	$(16,681)

For the three months ended March 31, 2023, net cash used by operating activities totaled $4,351 compared to net cash provided of $3,849 a year ago. This change was primarily driven by higher levels of loss and loss adjustment payments as well as payments for accrued expenses and other liabilities.

For the three months ended March 31, 2023, net cash provided by investing activities totaled $19,428 compared to net cash used of $12,302 a year ago. This change was attributable to an increase in the sales of equity securities in the current year quarter compared to the prior year quarter for which some of the proceeds have not been reinvested as of March 31, 2023.

For the three months ended March 31, 2023, net cash used by financing activities totaled $794 compared to $8,228 a year ago. This decrease in cash used was attributable to an installment payment of $6,667 on the Westminster consideration payable during the first quarter of 2022.

As a standalone entity, and outside of the net proceeds from the IPO, our principal source of long-term liquidity will be dividend payments from our directly-owned subsidiaries.

Nodak Insurance is restricted by the insurance laws of North Dakota as to the amount of dividends or other distributions it may pay to NI Holdings. North Dakota law sets the maximum amount of dividends that may be paid by Nodak Insurance during any twelve-month period after notice to, but without prior approval of, the North Dakota Insurance Department. This amount cannot exceed the lesser of (i) 10% of surplus as regards policyholders as of the preceding December 31, or (ii) the statutory net income for the preceding calendar year (excluding realized capital gains), less any prior dividends paid during such twelve-month period. In addition, any insurance company other than a life insurance company may carry forward net income from the preceding two calendar years, not including realized investment gains, less any dividends actually paid during those two calendar years. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the North Dakota Insurance Department.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Nodak Insurance as of December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2023. The Nodak Insurance Board of Directors declared and Nodak Insurance paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

Direct Auto re-domesticated from Illinois to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Direct Auto for the year ended December 31, 2022. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2023, or the year ended December 31, 2022.

Westminster re-domesticated from Maryland to North Dakota during 2021, and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Westminster for the year ended December 31, 2022. No dividends were declared or paid by Westminster during the three months ended March 31, 2023, or the year ended December 31, 2022.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2023, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2022 Annual Report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

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

From time to time, the Company may also repurchase its own stock. To date, the Company has used the net proceeds from the IPO to fund these share repurchases. The cost of treasury stock acquired, less the fair market value of any stock issued, will include the 1% excise tax imposed by the IRA.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the three months ended March 31, 2023, we repurchased an additional 46,099 shares of our common stock for $621. At March 31, 2023, $8,645 remains outstanding under this authorization.

Share repurchase activity during the three months ended March 31, 2023, is presented below:

Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 1 – 31, 2023	11,784	$13.60	11,784	$9,105
February 1 – 28, 2023	9,519	13.89	9,519	8,972
March 1 – 31, 2023	24,796	13.23	24,796	8,645
Total	46,099	$13.46	46,099	$8,645

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $8,645 under the May 9, 2022, publicly announced share repurchase authorization.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2023.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)