Form 10-Q
period 2023-06-30
NI Holdings, Inc.
filed 2023-08-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s common stock outstanding on July 31, 2023 was 20,862,795. No preferred shares are issued or outstanding.

i

ii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q"):

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and cash equivalents	$52,636	$47,002
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at June 30, 2023 and $0 at December 31, 2022)	332,989	303,324
Equity securities, at fair value	24,654	52,393
Other investments	2,005	2,005
Total cash and investments	412,284	404,724

Premiums and agents' balances receivable (net of allowance for expected credit losses of $434 at June 30, 2023 and $425 at December 31, 2022)	106,946	62,173
Deferred policy acquisition costs	34,124	29,768
Reinsurance premiums receivable	1,661	1,647
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at June 30, 2023 and $0 at December 31, 2022)	53,508	37,575
Income tax recoverable	12,327	13,964
Accrued investment income	2,734	2,456
Property and equipment, net	10,276	9,843
Deferred income taxes	12,070	9,005
Receivable from Federal Crop Insurance Corporation	14,032	15,462
Goodwill and other intangibles	17,014	17,250
Other assets	10,222	10,365
Total assets	$687,198	$614,232

Liabilities:
Unpaid losses and loss adjustment expenses	$232,038	$190,459
Unearned premiums	185,350	148,513
Accrued expenses and other liabilities	29,427	22,053
Total liabilities	446,815	361,025

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2023 – 20,885,978 shares, 2022 – 21,076,255 shares	230	230
Additional paid-in capital	95,750	95,671
Unearned employee stock ownership plan shares	(941)	(941)
Retained earnings	201,518	214,121
Accumulated other comprehensive loss, net of income taxes	(26,986)	(29,286)
Treasury stock, at cost, 2023 – 2,019,912 shares, 2022 – 1,829,635 shares	(31,122)	(28,818)
Non-controlling interest	1,934	2,230
Total shareholders’ equity	240,383	253,207

Total liabilities and shareholders’ equity	$687,198	$614,232

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$94,146	$84,496	$171,773	$154,083
Fee and other income	499	415	773	843
Net investment income	2,505	2,015	4,744	3,668
Net investment gains (losses)	(174)	(11,136)	1,242	(16,664)
Total revenues	96,976	75,790	178,532	141,930

Expenses:
Losses and loss adjustment expenses	77,506	108,595	136,331	148,724
Amortization of deferred policy acquisition costs	20,579	16,244	39,167	31,867
Other underwriting and general expenses	9,295	10,002	18,951	17,783
Total expenses	107,380	134,841	194,449	198,374

Loss before income taxes	(10,404)	(59,051)	(15,917)	(56,444)
Income tax benefit	(2,169)	(12,415)	(3,182)	(11,847)
Net loss	(8,235)	(46,636)	(12,735)	(44,597)
Net loss attributable to non-controlling interest	(113)	(726)	(403)	(596)
Net loss attributable to NI Holdings, Inc.	$(8,122)	$(45,910)	$(12,332)	$(44,001)

Loss per common share:
Basic	$(0.38)	$(2.15)	$(0.58)	$(2.06)
Diluted	$(0.38)	$(2.15)	$(0.58)	$(2.06)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,281,542	21,379,803	21,325,007	21,376,298
Plus: Dilutive securities	—	—	—	—
Weighted average common shares used in diluted per common share calculations	21,281,542	21,379,803	21,325,007	21,376,298

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(8,122)	$(113)	$(8,235)	$(12,332)	$(403)	$(12,735)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(2,954)	(140)	(3,094)	2,490	138	2,628
Reclassification adjustment for net realized losses included in net loss	188	—	188	487	—	487
Other comprehensive income (loss), before income taxes	(2,766)	(140)	(2,906)	2,977	138	3,115
Income tax benefit (expense) related to items of other comprehensive income (loss)	628	32	660	(677)	(31)	(708)
Other comprehensive income (loss), net of income taxes	(2,138)	(108)	(2,246)	2,300	107	2,407

Comprehensive loss	$(10,260)	$(221)	$(10,481)	$(10,032)	$(296)	$(10,328)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(45,910)	$(726)	$(46,636)	$(44,001)	$(596)	$(44,597)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(15,738)	(650)	(16,388)	(35,935)	(1,347)	(37,282)
Reclassification adjustment for net realized losses included in net loss	105	—	105	62	—	62
Other comprehensive income (loss), before income taxes	(15,633)	(650)	(16,283)	(35,873)	(1,347)	(37,220)
Income tax benefit (expense) related to items of other comprehensive income (loss)	3,553	148	3,701	8,154	306	8,460
Other comprehensive income (loss), net of income taxes	(12,080)	(502)	(12,582)	(27,719)	(1,041)	(28,760)

Comprehensive loss	$(57,990)	$(1,228)	$(59,218)	$(71,720)	$(1,637)	$(73,357)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2023	$230	$95,568	$(941)	$209,710	$(24,848)	$(28,803)	$2,155	$253,071

Net loss	—	—	—	(8,122)	—	—	(113)	(8,235)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,138)	—	(108)	(2,246)
Purchase of treasury stock	—	—	—	—	—	(2,602)	—	(2,602)
Share-based compensation	—	396	—	—	—	—	—	396
Issuance of vested award shares	—	(214)	—	(70)	—	283	—	(1)
Balance, June 30, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Net loss	—	—	—	(12,332)	—	—	(403)	(12,735)
Other comprehensive income (loss), net of income taxes	—	—	—	—	2,300	—	107	2,407
Purchase of treasury stock	—	—	—	—	—	(3,223)	—	(3,223)
Share-based compensation	—	901	—	—	—	—	—	901
Issuance of vested award shares	—	(822)	—	(271)	—	919	—	(174)
Balance, June 30, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(dollar amounts in thousands)

Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2022	$230	$96,517	$(1,184)	$269,142	$(10,402)	$(25,825)	$3,800	$332,278

Net loss	—	—	—	(45,910)	—	—	(726)	(46,636)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(12,080)	—	(502)	(12,582)
Purchase of treasury stock	—	—	—	—	—	(934)	—	(934)
Share-based compensation	—	486	—	—	—	—	—	486
Issuance of vested award shares	—	(176)	—	(15)	—	190	—	(1)
Balance, June 30, 2022	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net loss	—	—	—	(44,001)	—	—	(596)	(44,597)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(27,719)	—	(1,041)	(28,760)
Purchase of treasury stock	—	—	—	—	—	(1,931)	—	(1,931)
Share-based compensation	—	1,051	—	—	—	—	—	1,051
Issuance of vested award shares	—	(2,390)	—	11	—	1,814	—	(565)
Balance, June 30, 2022	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,735)	$(44,597)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment losses (gains)	(1,242)	16,664
Deferred income tax benefit	(3,773)	(6,069)
Depreciation of property and equipment	370	344
Amortization of intangibles	236	236
Share-based compensation	901	1,051
Amortization of deferred policy acquisition costs	39,167	31,867
Deferral of policy acquisition costs	(43,523)	(37,837)
Net amortization of premiums and discounts on investments	557	885
Gain on sale of property and equipment	(44)	(186)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(44,773)	(56,884)
Reinsurance premiums receivable / payable	(14)	587
Reinsurance recoverables on losses	(15,933)	4,159
Income tax recoverable / payable	1,637	(8,111)
Accrued investment income	(278)	(27)
Federal Crop Insurance Corporation receivable / payable	1,430	2,140
Other assets	143	(2,401)
Unpaid losses and loss adjustment expenses	41,579	43,214
Unearned premiums	36,837	45,936
Accrued expenses and other liabilities	7,374	22,676
Net cash flows from operating activities	7,916	13,647

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	19,239	31,846
Proceeds from sales of equity securities	33,223	7,837
Purchases of fixed income securities	(46,833)	(41,461)
Purchases of equity securities	(3,755)	(10,171)
Purchases of property and equipment	(888)	(784)
Proceeds from sales of property and equipment	129	658
Net cash flows from investing activities	1,115	(12,075)

Cash flows from financing activities:
Purchases of treasury stock	(3,223)	(1,931)
Installment payment on Westminster consideration payable	—	(6,667)
Issuance of vested award shares	(174)	(565)
Net cash flows from financing activities	(3,397)	(9,163)

Net increase (decrease) in cash and cash equivalents	5,634	(7,591)

Cash and cash equivalents at beginning of period	47,002	70,623

Cash and cash equivalents at end of period	$52,636	$63,032

Federal and state income taxes paid	$—	$2,360

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

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

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West began writing policies in 2002 and primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes personal auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations.

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

The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2022 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

Prior to December 31, 2022, we were classified as an emerging growth company (“EGC”) and elected to use the extended transition period for complying with certain new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. However, beginning on December 31, 2022, we are no longer an EGC and are now unable to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Adopted

For information regarding accounting pronouncements that the Company adopted during the periods presented, see Item II, Part 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

3.	Investments

The amortized cost and estimated fair value of fixed income securities as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,941	$—	$—	$(909)	$9,032
Obligations of states and political subdivisions	58,753	—	64	(5,407)	53,410
Corporate securities	150,137	—	132	(14,403)	135,866
Residential mortgage-backed securities	62,623	—	35	(5,886)	56,772
Commercial mortgage-backed securities	30,300	—	—	(4,837)	25,463
Asset-backed securities	53,025	—	29	(4,703)	48,351
Redeemable preferred stocks	4,747	—	—	(652)	4,095
Total fixed income securities	$369,526	$—	$260	$(36,797)	$332,989

	December 31, 2022
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,174	$—	$1	$(1,008)	$10,167
Obligations of states and political subdivisions	60,342	—	38	(6,454)	53,926
Corporate securities	136,837	—	109	(15,787)	121,159
Residential mortgage-backed securities	53,254	—	85	(5,846)	47,493
Commercial mortgage-backed securities	30,837	—	—	(4,702)	26,135
Asset-backed securities	45,786	—	—	(5,061)	40,725
Redeemable preferred stocks	4,747	—	—	(1,028)	3,719
Total fixed income securities	$342,977	$—	$233	$(39,886)	$303,324

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	June 30, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,199	$11,948
After one year through five years	79,650	74,773
After five years through ten years	85,000	75,928
After ten years	41,982	35,659
Mortgage / asset-backed securities	145,948	130,586
Redeemable preferred stocks	4,747	4,095
Total fixed income securities	$369,526	$332,989

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,130	$9,971
After one year through five years	81,879	77,031
After five years through ten years	76,648	65,966
After ten years	39,696	32,284
Mortgage / asset-backed securities	129,877	114,353
Redeemable preferred stocks	4,747	3,719
Total fixed income securities	$342,977	$303,324

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $5,918 at June 30, 2023, and $6,613 at December 31, 2022, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	June 30, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,032	$(909)	$9,032	$(909)
Obligations of states and political subdivisions	7,234	(431)	40,295	(4,976)	47,529	(5,407)
Corporate securities	17,414	(418)	108,662	(13,985)	126,076	(14,403)
Residential mortgage-backed securities	14,358	(260)	32,757	(5,626)	47,115	(5,886)
Commercial mortgage-backed securities	2,033	(56)	23,155	(4,781)	25,188	(4,837)
Asset-backed securities	12,063	(185)	34,836	(4,518)	46,899	(4,703)
Redeemable preferred stocks	—	—	4,095	(652)	4,095	(652)
Total fixed income securities	$53,102	$(1,350)	$252,832	$(35,447)	$305,934	$(36,797)

	December 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,078	$(537)	$2,587	$(471)	$9,665	$(1,008)
Obligations of states and political subdivisions	40,213	(3,554)	9,045	(2,900)	49,258	(6,454)
Corporate securities	76,645	(7,944)	39,683	(7,843)	116,328	(15,787)
Residential mortgage-backed securities	21,017	(1,805)	18,519	(4,041)	39,536	(5,846)
Commercial mortgage-backed securities	18,932	(2,674)	7,204	(2,028)	26,136	(4,702)
Asset-backed securities	18,904	(1,522)	21,809	(3,539)	40,713	(5,061)
Redeemable preferred stocks	3,015	(732)	705	(296)	3,720	(1,028)
Total fixed income securities	$185,804	$(18,768)	$99,552	$(21,118)	$285,356	$(39,886)

We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard or during the three or six months ended June 30, 2023. Therefore, there was no beginning or ending balance of credit losses for the three or six months ended June 30, 2023, or the year ended December 31, 2022. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2022 Annual Report for additional information.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed income securities	$2,781	$2,406	$5,411	$4,567
Equity securities	283	395	603	724
Real estate	156	75	306	241
Cash and cash equivalents	94	10	146	12
Total gross investment income	3,314	2,886	6,466	5,544
Investment expenses	809	871	1,722	1,876
Net investment income	$2,505	$2,015	$4,744	$3,668

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains:
Fixed income securities	$—	$5	$—	$51
Equity securities	357	1,196	13,088	2,269
Total gross realized gains	357	1,201	13,088	2,320

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(188)	(110)	(487)	(113)
Equity securities	(288)	(64)	(1,134)	(242)
Total gross realized losses, excluding credit impairment losses	(476)	(174)	(1,621)	(355)

Net realized gains (losses)	(119)	1,027	11,467	1,965

Change in net unrealized gain on equity securities	(55)	(12,163)	(10,225)	(18,629)
Net investment gains (losses)	$(174)	$(11,136)	$1,242	$(16,664)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

4.	Fair Value Measurements

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisors who utilize different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three or six months ended June 30, 2023, or the year ended December 31, 2022. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of cash equivalents and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at June 30, 2023, or December 31, 2022.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$9,032	$—	$9,032	$—
Obligations of states and political subdivisions	53,410	—	53,410	—
Corporate securities	135,866	—	135,866	—
Residential mortgage-backed securities	56,772	—	56,772	—
Commercial mortgage-backed securities	25,463	—	25,463	—
Asset-backed securities	48,351	—	48,351	—
Redeemable preferred stock	4,095	—	4,095	—
Total fixed income securities	332,989	—	332,989	—

Equity securities:
Common stock	22,807	22,807	—	—
Non-redeemable preferred stock	1,847	1,847	—	—
Total equity securities	24,654	24,654	—	—

Cash equivalents	34,004	34,004	—	—
Total assets at fair value	$391,647	$58,658	$332,989	$—

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,167	$—	$10,167	$—
Obligations of states and political subdivisions	53,926	—	53,926	—
Corporate securities	121,159	—	121,159	—
Residential mortgage-backed securities	47,493	—	47,493	—
Commercial mortgage-backed securities	26,135	—	26,135	—
Asset-backed securities	40,725	—	40,725	—
Redeemable preferred stock	3,719	—	3,719	—
Total fixed income securities	303,324	—	303,324	—

Equity securities:
Common stock	50,699	50,699	—	—
Non-redeemable preferred stock	1,694	1,694	—	—
Total equity securities	52,393	52,393	—	—

Cash equivalents	27,255	27,255	—	—
Total assets at fair value	$382,972	$79,648	$303,324	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2023, or December 31, 2022.

5.	Reinsurance

External Reinsurance

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

During the six-month period ended June 30, 2023, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At June 30, 2023, and December 31, 2022, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$144,250	$106,162	$234,806	$191,636
Assumed premium	2,440	827	2,839	1,403
Ceded premium	(20,439)	(12,843)	(28,898)	(21,266)
Net premiums	$126,251	$94,146	$208,747	$171,773

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$144,962	$94,251	$220,495	$167,650
Assumed premium	3,226	1,691	5,087	3,552
Ceded premium	(20,175)	(11,446)	(25,835)	(17,119)
Net premiums	$128,013	$84,496	$199,747	$154,083

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct losses and loss adjustment expenses	$95,149	$110,670	$166,010	$156,165
Assumed losses and loss adjustment expenses	67	1,535	157	1,545
Ceded losses and loss adjustment expenses	(17,710)	(3,610)	(29,836)	(8,986)
Net losses and loss adjustment expenses	$77,506	$108,595	$136,331	$148,724

If 100% of our ceded reinsurance was cancelled as of June 30, 2023, or December 31, 2022, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

For the six months ended June 30, 2023, and the year ended December 31, 2022, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

6.	Deferred Policy Acquisition Costs

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$31,350	$26,272	$29,768	$24,947
Deferral of policy acquisition costs	23,353	20,889	43,523	37,837
Amortization of deferred policy acquisition costs	(20,579)	(16,244)	(39,167)	(31,867)
Balance, end of period	$34,124	$30,917	$34,124	$30,917
7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$190,459	$139,662
Reinsurance recoverables on losses	37,575	21,200
Net balance, beginning of period	152,884	118,462

Incurred related to:
Current year	126,854	157,214
Prior years	9,477	(8,490)
Total incurred	136,331	148,724

Paid related to:
Current year	50,010	59,634
Prior years	60,675	41,717
Total paid	110,685	101,351

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	232,038	182,876
Reinsurance recoverables on losses	53,508	17,041
Net balance, end of period	$178,530	$165,835

During the six months ended June 30, 2023, the Company’s incurred reported losses and loss adjustment expenses included $9,477 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Westminster. During the six months ended June 30, 2022, the Company’s incurred reported losses and loss adjustment expenses included $8,490 of net favorable development on prior accident years, primarily attributable to Direct Auto, Battle Creek, and American West.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

8.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,491	14,271	10 – 43 years
Electronic data processing equipment	1,637	1,310	5 – 7 years
Furniture and fixtures	2,968	2,919	5 – 7 years
Automobiles	1,317	1,310	2 – 3 years
Gross cost	21,816	21,213

Accumulated depreciation	(11,540)	(11,370)
Total property and equipment, net	$10,276	$9,843

Depreciation expense was $188 and $176 for the three months ended June 30, 2023 and 2022, respectively, and $370 and $344 for the six months ended June 30, 2023 and 2022, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	June 30, 2023	December 31, 2022
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$415	$333
Distribution network	6,700	1,303	5,397
Total subject to amortization	7,448	1,718	5,730
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,718	$7,630

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$365	$383
Distribution network	6,700	1,117	5,583
Total subject to amortization	7,448	1,482	5,966
Not subject to amortization:
State insurance license	1,900	—	1,900
Total	$9,348	$1,482	$7,866

Amortization expense was $118 and $118 for the three months ended June 30, 2023 and 2022, respectively, and $236 and $236 for the six months ended June 30, 2023 and 2022, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of June 30, 2023, the estimated amortization of other intangible assets with finite lives for each of the five years in the period ending December 31, 2027, and thereafter is as follows:

Year ending December 31,
2023 (six months remaining)	$219
2024	422
2025	422
2026	422
2027	422
Thereafter	3,823
Total other intangible assets with finite lives	$5,730

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $442 and $405 during the three months ended June 30, 2023 and 2022, respectively, and $799 and $744 for the six months ended June 30, 2023 and 2022, respectively. Royalty amounts payable of $167 and $119 were accrued as a liability to the NDFB at June 30, 2023, and December 31, 2022, respectively.

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

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations:

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$4,321	$5,008
Investments	13,931	13,350
Premiums and agents’ balances receivable	5,606	5,422
Deferred policy acquisition costs	682	595
Reinsurance recoverables on losses (2)	12,641	12,597
Accrued investment income	60	59
Income tax recoverable	—	225
Deferred income taxes	800	780
Property and equipment	313	319
Other assets	61	52
Total assets	$38,415	$38,407

Liabilities:
Unpaid losses and loss adjustment expenses	$5,218	$6,453
Unearned premiums	3,698	2,959
Notes payable (1)	3,000	3,000
Pooling payable (1)	7,699	8,337
Reinsurance losses payable (2)	13,783	13,125
Accrued expenses and other liabilities	3,083	2,303
Total liabilities	36,481	36,177

Equity:
Non-controlling interest	1,934	2,230
Total equity	1,934	2,230

Total liabilities and equity	$38,415	$38,407

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$1,882	$1,690	$3,435	$3,082
Fee and other income (expenses)	7	(2)	17	(7)
Net investment income	80	27	147	40
Total revenues	1,969	1,715	3,599	3,115

Expenses:
Losses and loss adjustment expenses	1,550	2,171	2,727	2,974
Amortization of deferred policy acquisition costs	411	325	783	637
Other underwriting and general expenses	155	157	318	274
Total expenses	2,116	2,653	3,828	3,885

Loss before income taxes	(147)	(938)	(229)	(770)
Income tax expense (benefit)	(34)	(212)	174	(174)
Net loss	$(113)	$(726)	$(403)	$(596)

11.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees. The Company reported expenses related to the 401(k) plans totaling $189 and $187 during the three months ended June 30, 2023 and 2022, respectively, and $378 and $335 during the six months ended June 30, 2023 and 2022, respectively.

Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees that is invested in a portfolio of investments directed by the Company. The reported expenses related to this profit-sharing contribution were $32 and $242 during the three months ended June 30, 2023 and 2022, respectively, and $281 and $432 during the six months ended June 30, 2023 and 2022, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $76 and $23 during the three months ended June 30, 2023 and 2022, respectively, and $98 and $127 during the six months ended June 30, 2023 and 2022, respectively.

In connection with our initial public offering (“IPO”) in March 2017, the Company established its Employee Stock Ownership Plan (the “ESOP”). The ESOP is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

Upon establishment of the ESOP, Nodak Insurance loaned $2,400 to the ESOP’s related trust (the “ESOP Trust”). The ESOP loan was for a period of ten years, bearing interest at the long-term Applicable Federal Rate effective on the closing date of the offering (2.79% annually). The ESOP Trust used the proceeds of the loan to purchase shares in our IPO, which resulted in the ESOP Trust owning approximately 1.0% of the Company’s authorized shares. The ESOP has purchased the shares for investment and not for resale.

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

The Company recognized compensation expense related to the ESOP of $83 and $101 during the three months ended June 30, 2023 and 2022, respectively, and $164 and $210 during the six months ended June 30, 2023 and 2022, respectively.

Through June 30, 2023, and December 31, 2022, the Company had released and allocated 145,890 ESOP shares to participants, with a remainder of 94,110 ESOP shares in suspense at June 30, 2023, and December 31, 2022. Using the Company’s quarter-end market price of $14.85 per share, the fair value of the unearned ESOP shares was $1,398 at June 30, 2023.

12.	Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of the bank’s Prime Rate with a floor rate of 3.25%. There were no outstanding amounts during the six months ended June 30, 2023, or the year ended December 31, 2022. This line of credit is scheduled to expire on March 31, 2024.

13.	Income Taxes

At June 30, 2023, and December 31, 2022, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three- and six-month periods ended June 30, 2023 or the year ended December 31, 2022.

At June 30, 2023, and December 31, 2022, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

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

As of June 30, 2023, federal income tax years 2019 through 2021 remain open for examination.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

14.	Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2028, and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024.

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. This guidance was adopted in the fourth quarter of 2022, and accordingly, the expense amounts for the periods ended June 30, 2023, are not comparable to the periods ended June 30, 2022. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” in the 2022 Annual Report for additional information. Under the new guidance, lease expense for these operating leases is recognized on a straight-line basis over the term of the lease, and a right-of-use asset and lease liability is recognized as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet at the origination of the lease. We currently do not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

We determine whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property or equipment for a period of time in exchange for consideration. We generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates based on the floating interest rate on our Line of Credit with Wells Fargo Bank, N.A. at the lease commencement date, as rates are not implicitly stated in most leases.

Additional information regarding our operating leases are as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$98	$98	$196	$196

Other information on operating leases:
Operating cash outflow from operating leases	103	69	204	137
Right-of-use assets obtained in exchange for new lease liabilities	247	—	247	—
Weighted average discount rate	3.95%	3.25%	3.95%	3.25%
Weighted average remaining lease term in years	5.8 years	6.6 years	5.8 years	6.6 years

The following table presents the contractual maturities of our operating leases for each of the five years in the period ending December 31, 2027, and thereafter, reconciled to our operating lease liability at June 30, 2023:

Year ending December 31,
2023 (six months remaining)	$195
2024	381
2025	346
2026	351
2027	356
Thereafter	509
Total undiscounted lease payments	2,138
Less: present value adjustment	219
Operating lease liability at June 30, 2023	$1,919

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

15.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

16.	Common and Preferred Stock

Changes in the number of common stock shares outstanding are as follows:

	Six Months Ended June 30,
	2023	2022
Shares outstanding, beginning of period	21,076,255	21,219,808
Treasury shares repurchased through stock repurchase authorization	(238,164)	(111,244)
Issuance of treasury shares for vesting of restricted stock units	47,887	101,292
Shares outstanding, end of period	20,885,978	21,209,856

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. In addition, the net loss per diluted common share for the three- and six-month periods ended June 30, 2023, excluded the weighted average effects of 61,935 and 61,614 shares of stock awards, respectively, since the impacts of these potential shares of common stock were anti-dilutive.

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the year ended December 31, 2022, we completed the repurchase of 214,937 shares of our common stock for $3,446 to close out this authorization. Of these amounts, 111,244 shares were repurchased for $1,932 during the six months ended June 30, 2022.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the six months ended June 30, 2023, we completed the repurchase of 238,164 shares of our common stock for $3,223. At June 30, 2023, $6,043 remains available under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases, subject to certain adjustments. The effective date of these provisions was January 1, 2023. The Company is not currently subject to the AMT based on our reported GAAP earnings for the past three years and does not expect the IRA to have a material impact on the Company’s financial position and results of operations.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

17.	Share-Based Compensation

The NI Holdings, Inc. 2020 Stock and Incentive Plan (the “Plan”) is designed to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, independent contractors, advisors, and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business, and to afford such persons an opportunity to acquire an ownership interest in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan were based on salary and vest 20% per year over a five-year period, while RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2022	108,380	$16.86
RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	17.00

RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at June 30, 2023	146,580	15.37

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSU compensation expense	$257	$225	$559	$498
Income tax benefit	(58)	(51)	(127)	(113)
RSU compensation expense, net of income taxes	$199	$174	$432	$385

At June 30, 2023, there was $1,427 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.84 years.

Performance Share Units

The Compensation Committee has awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period if certain performance conditions are met. The PSUs granted to employees under the Plan were based on salary and include a three-year adjusted book value cumulative growth target with threshold and stretch goals. They will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. Dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2022	190,600	$16.06
PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	17.00

PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at June 30, 2023	213,800	16.53

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PSU compensation expense	$139	$262	$277	$523
Income tax benefit	(32)	(60)	(63)	(119)
PSU compensation expense, net of income taxes	$107	$202	$214	$404

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards.

At June 30, 2023, there was $1,316 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.44 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.	Allowance for Expected Credit Losses

Premiums Receivable

Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the new CECL model. This guidance was adopted in the fourth quarter of 2022, and accordingly, there was no allowance for expected credit losses as of June 30, 2022. See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of June 30, 2023, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2023.

	As of and For the Three Months Ended June 30, 2023
	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$64,502	$445

Current period charge for expected credit losses		189
Write-offs of uncollectible premiums receivable		200

Balance, end of period	$106,946	$434

	As of and For the Six Months Ended June 30, 2023
	Premiums Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$62,173	$425

Current period charge for expected credit losses		278
Write-offs of uncollectible premiums receivable		269

Balance, end of period	$106,946	$434

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

19.	Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and six-month periods ended June 30, 2023 and 2022.

For purposes of evaluating profitability of the non-standard auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Unaudited Consolidated Statement of Operations or Unaudited Consolidated Balance Sheet to our operating segments. Those line items include investment income, net investment gains (losses), fee and other income excluding non-standard auto, and income tax expense (benefit) within the Unaudited Consolidated Statement of Operations. For the Unaudited Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$21,508	$21,744	$22,995	$17,526	$21,076	$1,313	$106,162
Assumed premiums earned	—	—	—	501	—	326	827
Ceded premiums earned	(965)	(99)	(2,580)	(4,691)	(4,435)	(73)	(12,843)
Net premiums earned	20,543	21,645	20,415	13,336	16,641	1,566	94,146

Direct losses and loss adjustment expenses	18,455	14,139	18,414	12,702	29,685	1,754	95,149
Assumed losses and loss adjustment expenses	—	—	—	—	—	67	67
Ceded losses and loss adjustment expenses	411	—	(499)	(4,492)	(11,556)	(1,574)	(17,710)
Net losses and loss adjustment expenses	18,866	14,139	17,915	8,210	18,129	247	77,506

Gross margin	1,677	7,506	2,500	5,126	(1,488)	1,319	16,640

Underwriting and general expenses	5,754	8,684	6,150	2,648	6,249	389	29,874
Underwriting gain (loss)	(4,077)	(1,178)	(3,650)	2,478	(7,737)	930	(13,234)

Fee and other income		239					499
		(939)
Net investment income							2,505
Net investment gains (losses)							(174)
Loss before income taxes							(10,404)
Income tax benefit							(2,169)
Net loss							(8,235)
Net loss attributable to non-controlling interest							(113)
Net loss attributable to NI Holdings, Inc.							$(8,122)

Operating Ratios:
Loss and loss adjustment expense ratio	91.8%	65.3%	87.8%	61.6%	108.9%	15.8%	82.3%
Expense ratio	28.0%	40.1%	30.1%	19.9%	37.6%	24.8%	31.7%
Combined ratio	119.8%	105.4%	117.9%	81.5%	146.5%	40.6%	114.0%

Balances at June 30, 2023:
Premiums and agents’ balances receivable	$23,840	$10,322	$9,793	$44,951	$17,213	$827	$106,946
Deferred policy acquisition costs	5,785	8,871	7,974	2,832	8,198	464	34,124
Reinsurance recoverables on losses	727	—	4,691	3,114	42,635	2,341	53,508
Receivable from Federal Crop Insurance Corporation	—	—	—	14,032	—	—	14,032
Goodwill and other intangibles	—	2,736	—	—	14,278	—	17,014
Unpaid losses and loss adjustment expenses	31,935	52,866	30,503	11,603	96,390	8,741	232,038
Unearned premiums	35,317	28,067	48,690	27,193	43,066	3,017	185,350

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$19,824	$15,577	$21,703	$17,709	$18,161	$1,277	$94,251
Assumed premiums earned	—	—	—	491	—	1,200	1,691
Ceded premiums earned	(559)	(65)	(1,748)	(5,905)	(3,130)	(39)	(11,446)
Net premiums earned	19,265	15,512	19,955	12,295	15,031	2,438	84,496

Direct losses and loss adjustment expenses	16,866	4,133	62,188	13,237	13,081	1,165	110,670
Assumed losses and loss adjustment expenses	—	—	—	244	—	1,291	1,535
Ceded losses and loss adjustment expenses	(12)	—	(357)	(3,151)	(90)	—	(3,610)
Net losses and loss adjustment expenses	16,854	4,133	61,831	10,330	12,991	2,456	108,595

Gross margin	2,411	11,379	(41,876)	1,965	2,040	(18)	(24,099)

Underwriting and general expenses	5,553	6,867	6,056	1,609	5,576	585	26,246
Underwriting gain (loss)	(3,142)	4,512	(47,932)	356	(3,536)	(603)	(50,345)

Fee and other income		254					415
		4,766
Net investment income							2,015
Net investment gains (losses)							(11,136)
Loss before income taxes							(59,051)
Income tax benefit							(12,415)
Net loss							(46,636)
Net loss attributable to non-controlling interest							(726)
Net loss attributable to NI Holdings, Inc.							$(45,910)

Operating Ratios:
Loss and loss adjustment expense ratio	87.5%	26.6%	309.9%	84.0%	86.4%	100.7%	128.5%
Expense ratio	28.8%	44.3%	30.3%	13.1%	37.1%	24.0%	31.1%
Combined ratio	116.3%	70.9%	340.2%	97.1%	123.5%	124.7%	159.6%

Balances at June 30, 2022:
Premiums and agents’ balances receivable	$21,287	$16,678	$10,468	$42,905	$16,175	$823	$108,336
Deferred policy acquisition costs	5,427	8,201	7,838	1,060	7,929	462	30,917
Reinsurance recoverables on losses	591	—	2,766	1,976	10,960	748	17,041
Goodwill and other intangibles	—	2,786	—	—	14,700	—	17,486
Unpaid losses and loss adjustment expenses	29,105	38,689	49,052	12,755	43,876	9,399	182,876
Unearned premiums	31,885	24,030	45,942	26,205	42,379	3,284	173,725
Payable to Federal Crop Insurance Corporation	—	—	—	7,102	—	—	7,102

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$42,050	$42,716	$45,426	$17,516	$41,306	$2,622	$191,636
Assumed premiums earned	—	—	—	501	—	902	1,403
Ceded premiums earned	(1,853)	(192)	(5,021)	(5,405)	(8,648)	(147)	(21,266)
Net premiums earned	40,197	42,524	40,405	12,612	32,658	3,377	171,773

Direct losses and loss adjustment expenses	34,080	31,177	27,937	12,032	59,007	1,777	166,010
Assumed losses and loss adjustment expenses	—	—	—	—	—	157	157
Ceded losses and loss adjustment expenses	412	—	(1,303)	(4,596)	(22,764)	(1,585)	(29,836)
Net losses and loss adjustment expenses	34,492	31,177	26,634	7,436	36,243	349	136,331

Gross margin	5,705	11,347	13,771	5,176	(3,585)	3,028	35,442

Underwriting and general expenses	12,172	17,677	12,355	2,680	12,336	898	58,118
Underwriting gain (loss)	(6,467)	(6,330)	1,416	2,496	(15,921)	2,130	(22,676)

Fee and other income		471					773
		(5,859)
Net investment income							4,744
Net investment gains (losses)							1,242
Loss before income taxes							(15,917)
Income tax benefit							(3,182)
Net loss							(12,735)
Net loss attributable to non-controlling interest							(403)
Net loss attributable to NI Holdings, Inc.							$(12,332)

Operating Ratios:
Loss and loss adjustment expense ratio	85.8%	73.3%	65.9%	59.0%	111.0%	10.3%	79.4%
Expense ratio	30.3%	41.6%	30.6%	21.2%	37.8%	26.6%	33.8%
Combined ratio	116.1%	114.9%	96.5%	80.2%	148.8%	36.9%	113.2%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$39,125	$30,019	$42,882	$17,692	$35,391	$2,541	$167,650
Assumed premiums earned	—	—	—	491	—	3,061	3,552
Ceded premiums earned	(1,118)	(129)	(3,715)	(5,901)	(6,172)	(84)	(17,119)
Net premiums earned	38,007	29,890	39,167	12,282	29,219	5,518	154,083

Direct losses and loss adjustment expenses	31,392	12,624	69,380	13,134	28,144	1,491	156,165
Assumed losses and loss adjustment expenses	—	—	—	244	—	1,301	1,545
Ceded losses and loss adjustment expenses	173	—	(709)	(3,214)	(5,136)	(100)	(8,986)
Net losses and loss adjustment expenses	31,565	12,624	68,671	10,164	23,008	2,692	148,724

Gross margin	6,442	17,266	(29,504)	2,118	6,211	2,826	5,359

Underwriting and general expenses	11,321	12,958	12,029	1,057	10,912	1,373	49,650
Underwriting gain (loss)	(4,879)	4,308	(41,533)	1,061	(4,701)	1,453	(44,291)

Fee and other income		642					843
		4,950
Net investment income							3,668
Net investment gains (losses)							(16,664)
Loss before income taxes							(56,444)
Income tax benefit							(11,847)
Net loss							(44,597)
Net loss attributable to non-controlling interest							(596)
Net loss attributable to NI Holdings, Inc.							$(44,001)

Operating Ratios:
Loss and loss adjustment expense ratio	83.1%	42.2%	175.3%	82.8%	78.7%	48.8%	96.5%
Expense ratio	29.8%	43.4%	30.7%	8.6%	37.3%	24.9%	32.2%
Combined ratio	112.8%	85.6%	206.0%	91.4%	116.1%	73.7%	128.7%

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

Results of Operations

Our consolidated net loss was $8,235 for the three months ended June 30, 2023, compared to net loss of $46,636 for the three months ended June 30, 2022. Our consolidated net loss was $12,735 for the six months ended June 30, 2023, compared to net loss of $44,597 for the six months ended June 30, 2022.

The major components of revenues and net loss are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$94,146	$84,496	$171,773	$154,083
Fee and other income	499	415	773	843
Net investment income	2,505	2,015	4,744	3,668
Net investment gains (losses)	(174)	(11,136)	1,242	(16,664)
Total revenues	96,976	75,790	178,532	141,930

Components of net income:
Net premiums earned	94,146	84,496	171,773	154,083
Losses and loss adjustment expenses	77,506	108,595	136,331	148,724
Amortization of deferred policy acquisition costs and other underwriting and general expenses	29,874	26,246	58,118	49,650
Underwriting loss	(13,234)	(50,345)	(22,676)	(44,291)

Fee and other income	499	415	773	843
Net investment income	2,505	2,015	4,744	3,668
Net investment gains (losses)	(174)	(11,136)	1,242	(16,664)
Loss before income taxes	(10,404)	(59,051)	(15,917)	(56,444)
Income tax benefit	(2,169)	(12,415)	(3,182)	(11,847)
Net loss	$(8,235)	$(46,636)	$(12,735)	$(44,597)

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net premiums earned:
Direct premium	$106,162	$94,251	$191,636	$167,650
Assumed premium	827	1,691	1,403	3,552
Ceded premium	(12,843)	(11,446)	(21,266)	(17,119)
Total net premiums earned	$94,146	$84,496	$171,773	$154,083

Our net premiums earned for the three months ended June 30, 2023, increased $9,650, or 11.4%, compared to the three months ended June 30, 2022. Net premiums earned for the six months ended June 30, 2023, increased $17,690, or 11.5%, compared to the six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net premiums earned:
Private passenger auto	$20,543	$19,265	$40,197	$38,007
Non-standard auto	21,645	15,512	42,524	29,890
Home and farm	20,415	19,955	40,405	39,167
Crop	13,336	12,295	12,612	12,282
Commercial	16,641	15,031	32,658	29,219
All other	1,566	2,438	3,377	5,518
Total net premiums earned	$94,146	$84,496	$171,773	$154,083

Below are comments regarding net premiums earned by business segment:

Private passenger auto – Net premiums earned for the second quarter of 2023 increased $1,278, or 6.6%, from the second quarter of 2022. Net premiums earned for the first six months of 2023 increased $2,190, or 5.8% from the first six months of 2022. Results were driven by significant rate increases in North Dakota, South Dakota, and Nebraska, offset by lower new business production as a result of underwriting actions taken to improve profitability.

Non-standard auto – Net premiums earned for the second quarter of 2023 increased $6,133, or 39.5%, from the second quarter of 2022. Net premiums earned for the first six months of 2023 increased $12,634, or 42.3% from the first six months of 2022. Results were driven by prior period new business growth, improved retention, and significant rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the second quarter of 2023 increased $460, or 2.3%, from the second quarter of 2022. Net premiums earned for the first six months of 2023 increased $1,238, or 3.2% from the first six months of 2022. Results were driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These premium increases were partially offset by lower levels of new business production as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the second quarter of 2023 increased $1,041, or 8.5%, from the second quarter of 2022. This increase was driven by fewer multi-peril crop insurance premiums being ceded in the current year quarter. Net premiums earned for the first six months of 2023 increased $330, or 2.7% from the first six months of 2022. These increases were driven by fewer multi-peril crop insurance premiums being ceded, which were partially offset by prior crop year premium adjustments that occurred during the first quarter of 2023.

Commercial – Net premiums earned for the second quarter of 2023 increased $1,610, or 10.7%, from the second quarter of 2022. Net premiums earned for the first six months of 2023 increased $3,439, or 11.8% from the first six months of 2022. These increases were driven by prior period new business growth, increased insured values which were primarily the result of higher inflationary factors, and continued increases in rate, partially offset by higher levels of ceded premium.

All other – Net premiums earned for the second quarter of 2023 decreased $872, or 35.8%, from the second quarter of 2022. Net premiums earned for the first six months of 2023 decreased $2,141, or 38.8%, from the first six months of 2022. These decreases were driven by the decision to non-renew our participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$95,149	$110,670	$166,010	$156,165
Assumed losses and loss adjustment expenses	67	1,535	157	1,545
Ceded losses and loss adjustment expenses	(17,710)	(3,610)	(29,836)	(8,986)
Total net losses and loss adjustment expenses	$77,506	$108,595	$136,331	$148,724

Our net losses and loss adjustment expenses for the three months ended June 30, 2023, decreased $31,089, or 28.6%, compared to the three months ended June 30, 2022. Our net losses and loss adjustment expenses for the six months ended June 30, 2023, decreased $12,393, or 8.3%, compared to the six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses and loss adjustment expenses:
Private passenger auto	$18,866	$16,854	$34,492	$31,565
Non-standard auto	14,139	4,133	31,177	12,624
Home and farm	17,915	61,831	26,634	68,671
Crop	8,210	10,330	7,436	10,164
Commercial	18,129	12,991	36,243	23,008
All other	247	2,456	349	2,692
Total net losses and loss adjustment expenses	$77,506	$108,595	$136,331	$148,724

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss and loss adjustment expenses ratio:
Private passenger auto	91.8%	87.5%	85.8%	83.1%
Non-standard auto	65.3%	26.6%	73.3%	42.2%
Home and farm	87.8%	309.9%	65.9%	175.3%
Crop	61.6%	84.0%	59.0%	82.8%
Commercial	108.9%	86.4%	111.0%	78.7%
All other	15.8%	100.7%	10.3%	48.8%
Total loss and loss adjustment expenses ratio	82.3%	128.5%	79.4%	96.5%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio increased 4.3 percentage points and 2.7 percentage points in the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Both periods were affected by elevated loss costs due to continued high levels of inflation. Additionally, the first quarter of 2023 was impacted by elevated winter weather-related losses.

Non-standard auto – The net loss and loss adjustment expense ratio increased 38.7 percentage points and 31.1 percentage points in the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. These increases were driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year development on loss reserves. We continue to take significant rate and underwriting actions as a result of these elevated losses and challenging market conditions.

Home and farm – The net loss and loss adjustment expense ratio decreased 222.1 percentage points and 109.4 percentage points in the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. These decreases were driven by significant catastrophe losses in Nebraska and South Dakota during the second quarter of 2022, in comparison to no catastrophe losses and moderate non-catastrophe weather-related losses during the first six months of 2023. Catastrophe losses for the Home and Farm segment in the second quarter of 2022 accounted for 211.6 percentage points of the net loss and loss adjustment expense ratio.

Crop – The net loss and loss adjustment expense ratio decreased 22.4 percentage points and 23.8 percentage points in the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. These decreases were driven by improved crop growing conditions compared to the prior year.

Commercial – The net loss and loss adjustment expense ratio increased 22.5 percentage points and 32.3 percentage points in the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. These higher loss ratios were driven by unfavorable prior year reserve development attributable to freeze claims from Winter Storm Elliott as well as increased severity of liability losses. We are taking significant rate increases and underwriting actions and continue to evaluate additional measures to improve the segment’s profitability.

All other – The net loss and loss adjustment expense ratio decreased 84.9 percentage points and 38.5 percentage points in the three-and six-month periods ended June 30, 2023, respectively, compared to the same period for 2022. These decreases were driven by our share of a significant catastrophe loss occurrence in the prior year within a reciprocal catastrophe pool that we participate in.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$20,579	$16,244	$39,167	$31,867
Other underwriting and general expenses	9,295	10,002	18,951	17,783
Total underwriting and general expenses	29,874	26,246	58,118	49,650

Expense Ratio	31.7%	31.1%	33.8%	32.2%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 0.6 percentage points and 1.6 percentage points in the three-and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant premium growth in the non-standard auto and commercial segments, which generally pay higher agent commissions than our other segments, compared to the prior year. The increase in year-to-date other underwriting and general expenses was due to the impact of continued high levels of inflation. The decrease in quarter-to-date other underwriting and general expenses was related to changes in the timing of expense recognition between periods.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Underwriting gain (loss):
Private passenger auto	$(4,077)	$(3,142)	$(6,467)	$(4,879)
Non-standard auto	(1,178)	4,512	(6,330)	4,308
Home and farm	(3,650)	(47,932)	1,416	(41,533)
Crop	2,478	356	2,496	1,061
Commercial	(7,737)	(3,536)	(15,921)	(4,701)
All other	930	(603)	2,130	1,453
Total underwriting loss	$(13,234)	$(50,345)	$(22,676)	$(44,291)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Combined ratio:
Private passenger auto	119.8%	116.3%	116.1%	112.8%
Non-standard auto	105.4%	70.9%	114.9%	85.6%
Home and farm	117.9%	340.2%	96.5%	206.0%
Crop	81.5%	97.1%	80.2%	91.4%
Commercial	146.5%	123.5%	148.8%	116.1%
All other	40.6%	124.7%	36.9%	73.7%
Combined ratio	114.0%	159.6%	113.2%	128.7%

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

The total underwriting loss decreased $37,111, or 73.7%, for the three-month period ended June 30, 2023, compared to the same period in 2022. The total underwriting loss decreased $21,615, or 48.8%, for the six-month period ended June 30, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio decreased 45.6 percentage points in the three-month period ended June 30, 2023, compared to the same periods in 2022. The overall combined ratio decreased 15.5 percentage points in the six-month period ended June 30, 2023, compared to the same periods in 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

As we discussed above, we are taking significant rate increases and underwriting actions and continue to evaluate additional measures to improve underwriting profitability.

Fee and Other Income

We had fee and other income of $499 and $773 for the three and six months ended June 30, 2023, respectively, compared to $415 and $843 for the three and six months ended June 30, 2022, respectively. Fee income is largely attributable to the non-standard auto segment and is a key component in measuring its profitability. The decrease in fee and other income for the six-month period ended June 30, 2023, was driven by a shifting mix of business in the Chicago market as well as miscellaneous income from the sale of property in the first quarter of the prior year.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average cash and invested assets	$409,388	$474,133	$407,833	$487,745
Net investment income	$2,505	$2,015	$4,744	$3,668

Gross return on average cash and invested assets	3.2%	2.4%	3.2%	2.3%
Net return on average cash and invested assets	2.5%	1.7%	2.3%	1.5%

Net investment income increased $490 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Net investment income increased $1,076 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily driven by the rising interest rate environment which resulted in higher reinvestment rates for the fixed income portfolio.

Gross and net return on average cash and invested assets increased year-over-year, driven by the higher net investment income and a higher proportion of the equity portfolio being invested in high dividend yield equities in 2023, along with a decrease in average cash and invested assets (measured at fair value). This decrease in average cash and invested assets was driven by lower fixed income fair values caused by an increasing interest rate environment and challenging equity market conditions particularly during the middle and later stages of 2022, combined with investment sales as a result of an unusually high number of weather-related losses in 2022.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$357	$1,201	$13,088	$2,320
Gross realized losses, excluding credit impairment losses	(476)	(174)	(1,621)	(355)
Net realized gains (losses)	(119)	1,027	11,467	1,965
Change in net unrealized gains on equity securities	(55)	(12,163)	(10,225)	(18,629)
Net investment gains (losses)	$(174)	$(11,136)	$1,242	$(16,664)

We had net unrealized losses of $119 and net unrealized gains of $11,467 for the three and six months ended June 30, 2023, respectively, compared to gains of $1,027 and $1,965 for the three and six months ended June 30, 2022, respectively. The year-to-date increase in net realized gains was the result of a strategic liquidation of a portfolio of equity securities in the first quarter of 2023. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease in net unrealized gains on equity securities of $55 and $10,225 during the three and six months ended June 30, 2023, respectively, and a decrease in net unrealized gains on equity securities of $12,163 and $18,629 during the three and six months ended June 30, 2022, respectively. The current period year-to-date change in net unrealized gains on equity securities was driven by the equity portfolio liquidation noted above and additional sales of equity securities during the current quarter offset by the impact of changes in fair value attributable to favorable equity markets. The prior year decreases were driven by the impact of changes in fair value attributable to unfavorable equity markets.

Our fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $2,907 and net unrealized gains of $3,116 during the three and six months ended June 30, 2023, respectively, compared to net unrealized losses of $16,283 and $37,220 during the three and six months ended June 30, 2022, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended June 30, 2023, we had a pre-tax loss of $10,404 compared to a pre-tax loss of $59,051 for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a pre-tax loss of $15,917 compared to pre-tax loss of $56,444 for the six months ended June 30, 2022. These year-over-year decreases in pre-tax loss were largely attributable to the significant catastrophe losses during the second quarter of 2022 and significantly higher investment losses during the first and second quarters of 2022, partially offset by year-to-date unfavorable prior year reserve development during 2023 combined with year-to-date favorable prior year reserve development during 2022.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2,169 for the three months ended June 30, 2023, compared to an income tax benefit of $12,415 for the three months ended June 30, 2022. Our effective tax rate for the second quarter of 2023 was 20.8% compared to an effective tax rate of 21.0% for the second quarter of 2022.

We recorded an income tax benefit of $3,182 for the six months ended June 30, 2023, compared to income tax benefit of $11,847 for the six months ended June 30, 2022. Our effective tax rate for the first six months of 2023 was 20.0% compared to an effective tax rate of 21.0% for the first six months of 2022.

Net Income (Loss)

For the three months ended June 30, 2023, we had a net loss before non-controlling interest of $8,235 compared to a net loss of $46,636 for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a net loss before non-controlling interest of $12,735 compared to net loss of $44,597 for the six months ended June 30, 2022. These year-over-year decreases in pre-tax loss were largely attributable to the significant catastrophe losses during the second quarter of 2022 and significantly higher investment losses during the first and second quarters of 2022, partially offset by year-to-date unfavorable prior year reserve development during 2023 combined with year-to-date favorable prior year reserve development during 2022.

Return on Average Equity

For the three months ended June 30, 2023, we had annualized return on average equity, after non-controlling interest, of (13.3)% compared to annualized return on average equity, after non-controlling interest, of (61.4)% for the three months ended June 30, 2022.

For the six months ended June 30, 2023, we had annualized return on average equity, after non-controlling interest, of (10.1)% compared to annualized return on average equity, after non-controlling interest, of (28.7)% for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities.

The change in cash and cash equivalents for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash flows from operating activities	$7,916	$13,647
Net cash flows from investing activities	1,115	(12,075)
Net cash flows from financing activities	(3,397)	(9,163)
Net increase (decrease) in cash and cash equivalents	$5,634	$(7,591)

For the six months ended June 30, 2023, net cash provided by operating activities totaled $7,916 compared to $13,647 a year ago. This decrease was primarily driven by higher claim payments during the current period partially offset by higher levels of cash received for premiums.

For the six months ended June 30, 2023, net cash provided by investing activities totaled $1,115 compared to net cash used of $12,075 a year ago. This change was attributable to an increase in sales of equity securities and a decrease in purchases of equity securities partially offset by a decrease in maturities and sales of fixed income securities and an increase in purchases of fixed income securities in the current year compared to the prior year.

For the six months ended June 30, 2023, net cash used by financing activities totaled $3,397 compared to $9,163 a year ago. This decrease in cash used was attributable to an installment payment of $6,667 on the Westminster consideration payable during the first quarter of 2022, partially offset by an increase in share repurchases during the first six months of 2023 compared to the first six months of 2022.

As a holding company, a principal source of long-term liquidity will be dividend payments from our directly-owned subsidiaries.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Nodak Insurance during the year ended December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2023. The Nodak Insurance Board of Directors declared and Nodak Insurance paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Direct Auto during the year ended December 31, 2022. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2023, or the year ended December 31, 2022.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the net loss of Westminster during the year ended December 31, 2022. No dividends were declared or paid by Westminster during the six months ended June 30, 2023, or the year ended December 31, 2022.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2023, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.

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

Changes in Internal Controls over Financial Reporting

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the six months ended June 30, 2023, we repurchased an additional 238,164 shares of our common stock for $3,223. At June 30, 2023, $6,043 remains available under this authorization.

Share repurchase activity during the three months ended June 30, 2023, is presented below:

Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1-30, 2023	34,954	$13.37	34,954	$8,178
May 1-31, 2023	119,871	13.32	119,871	6,581
June 1-30, 2023	37,240	14.46	37,240	6,043
Total	192,065	$13.55	192,065	$6,043

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $6,043 under the May 9, 2022, publicly announced share repurchase authorization.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Amended and Restated Employment Agreement

On August 8, 2023, we entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with Seth Daggett, our Chief Financial Officer, to (i) provide that the employment period under the Amended Employment Agreement will be two years, which will be automatically extended on a daily basis such that the employment period shall always be two years, unless terminated in accordance with its terms, and (ii) increase Mr. Daggett’s annual base salary from $285,000 to $375,000. The increase in the employment period will also increase the amounts payable to Mr. Daggett following an involuntary termination by the Company without Cause (as defined in the Amended Employment Agreement) or a voluntary termination by Mr. Daggett for Good Reason (as defined in the Amended Employment Agreement) since in both cases Mr. Daggett is entitled to receive an amount equal to (a) his annual base salary plus (b) the average annual bonus for the preceding three calendar years, which annual amount shall be multiplied by the number of full calendar months remaining in the employment period divided by twelve.

In addition, the Amended Employment Agreement clarifies that all compensation payable to Mr. Daggett shall be subject to any clawback policy we adopt to comply with Section 10D of the Securities Exchange Act of 1934, as amended, and related rules and listing standards of The Nasdaq Stock Market.

The foregoing summary of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Employment Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. - Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended by Articles of Amendment dated May 24, 2023.

3.2	Amended and Restated Bylaws, dated May 24, 2023.

10.1	Amended and Restated Employment Agreement dated August 8, 2023 between the Company and Seth C. Daggett.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)