Form 10-Q
period 2023-09-30
NI Holdings, Inc.
filed 2023-11-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of Registrant’s common stock outstanding on October 31, 2023 was 20,575,593. No preferred shares are issued or outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and cash equivalents	$34,506	$47,002
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at September 30, 2023 and $0 at December 31, 2022)	325,168	303,324
Equity securities, at fair value	24,853	52,393
Other investments	2,004	2,005
Total cash and investments	386,531	404,724

Premiums and agents' balances receivable (net of allowance for expected credit losses of $424 at September 30, 2023 and $425 at December 31, 2022)	99,625	62,173
Deferred policy acquisition costs	32,177	29,768
Reinsurance premiums receivable	597	1,647
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at September 30, 2023 and $0 at December 31, 2022)	56,790	37,575
Income tax recoverable	12,389	13,964
Accrued investment income	2,724	2,456
Property and equipment, net	10,200	9,843
Deferred income taxes	14,266	9,005
Receivable from Federal Crop Insurance Corporation	14,479	15,462
Goodwill and other intangibles	16,901	17,250
Other assets	10,415	10,365
Total assets	$657,094	$614,232

Liabilities:
Unpaid losses and loss adjustment expenses	$240,748	$190,459
Unearned premiums	165,498	148,513
Accrued expenses and other liabilities	20,911	22,053
Total liabilities	427,157	361,025

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2023 – 20,575,593 shares, 2022 – 21,076,255 shares	230	230
Additional paid-in capital	96,159	95,671
Unearned employee stock ownership plan shares	(941)	(941)
Retained earnings	201,749	214,121
Accumulated other comprehensive loss, net of income taxes	(33,722)	(29,286)
Treasury stock, at cost, 2023 – 2,330,297 shares, 2022 – 1,829,635 shares	(35,179)	(28,818)
Non-controlling interest	1,641	2,230
Total shareholders’ equity	229,937	253,207

Total liabilities and shareholders’ equity	$657,094	$614,232

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$90,770	$89,532	$262,543	$243,615
Fee and other income	455	476	1,228	1,319
Net investment income	2,751	2,035	7,495	5,703
Net investment gains (losses)	(1,227)	(2,868)	15	(19,532)
Total revenues	92,749	89,175	271,281	231,105

Expenses:
Losses and loss adjustment expenses	63,564	78,917	199,895	227,641
Amortization of deferred policy acquisition costs	20,362	17,589	59,529	49,456
Other underwriting and general expenses	8,695	5,912	27,646	23,695
Total expenses	92,621	102,418	287,070	300,792

Income (loss) before income taxes	128	(13,243)	(15,789)	(69,687)
Income tax benefit	(170)	(3,074)	(3,352)	(14,921)
Net income (loss)	298	(10,169)	(12,437)	(54,766)
Net income (loss) attributable to non-controlling interest	67	(184)	(336)	(780)
Net income (loss) attributable to NI Holdings, Inc.	$231	$(9,985)	$(12,101)	$(53,986)

Income (loss) per common share:
Basic	$0.01	$(0.47)	$(0.57)	$(2.53)
Diluted	$0.01	$(0.47)	$(0.57)	$(2.53)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,111,832	21,328,383	21,253,168	21,360,151
Plus: Dilutive securities	81,690	—	—	—
Weighted average common shares used in diluted per common share calculations	21,193,522	21,328,383	21,253,168	21,360,151

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$231	$67	$298	$(12,101)	$(336)	$(12,437)

Other comprehensive loss, before income taxes:
Holding losses on investments	(8,726)	(465)	(9,191)	(6,236)	(327)	(6,563)
Reclassification adjustment for net realized losses included in net loss	8	—	8	495	—	495
Other comprehensive loss, before income taxes	(8,718)	(465)	(9,183)	(5,741)	(327)	(6,068)
Income tax benefit related to items of other comprehensive loss	1,982	105	2,087	1,305	74	1,379
Other comprehensive loss, net of income taxes	(6,736)	(360)	(7,096)	(4,436)	(253)	(4,689)

Comprehensive loss	$(6,505)	$(293)	$(6,798)	$(16,537)	$(589)	$(17,126)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(9,985)	$(184)	$(10,169)	$(53,986)	$(780)	$(54,766)

Other comprehensive loss, before income taxes:
Holding losses on investments	(12,319)	(447)	(12,766)	(48,254)	(1,794)	(50,048)
Reclassification adjustment for net realized losses included in net loss	19	20	39	81	20	101
Other comprehensive loss, before income taxes	(12,300)	(427)	(12,727)	(48,173)	(1,774)	(49,947)
Income tax benefit related to items of other comprehensive loss	2,796	97	2,893	10,950	403	11,353
Other comprehensive loss, net of income taxes	(9,504)	(330)	(9,834)	(37,223)	(1,371)	(38,594)

Comprehensive loss	$(19,489)	$(514)	$(20,003)	$(91,209)	$(2,151)	$(93,360)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

Net income	—	—	—	231	—	—	67	298
Other comprehensive loss, net of income taxes	—	—	—	—	(6,736)	—	(360)	(7,096)
Purchase of treasury stock	—	—	—	—	—	(4,057)	—	(4,057)
Share-based compensation	—	409	—	—	—	—	—	409
Issuance of vested award shares	—	—	—	—	—	—	—	—
Balance, September 30, 2023	$230	$96,159	$(941)	$201,749	$(33,722)	$(35,179)	$1,641	$229,937

Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Net loss	—	—	—	(12,101)	—	—	(336)	(12,437)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,436)	—	(253)	(4,689)
Purchase of treasury stock	—	—	—	—	—	(7,280)	—	(7,280)
Share-based compensation	—	1,310	—	—	—	—	—	1,310
Issuance of vested award shares	—	(822)	—	(271)	—	919	—	(174)
Balance, September 30, 2023	$230	$96,159	$(941)	$201,749	$(33,722)	$(35,179)	$1,641	$229,937

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2022	$230	$96,827	$(1,184)	$223,217	$(22,482)	$(26,569)	$2,572	$272,611

Net loss	—	—	—	(9,985)	—	—	(184)	(10,169)
Other comprehensive loss, net of income taxes	—	—	—	—	(9,504)	—	(330)	(9,834)
Purchase of treasury stock	—	—	—	—	—	(939)	—	(939)
Share-based compensation	—	(645)	—	—	—	—	—	(645)
Issuance of vested award shares	—	(202)	—	(1)	—	—	—	(203)
Balance, September 30, 2022	$230	$95,980	$(1,184)	$213,231	$(31,986)	$(27,508)	$2,058	$250,821

Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$230	$98,166	$(1,184)	$267,207	$5,237	$(26,452)	$4,209	$347,413

Net loss	—	—	—	(53,986)	—	—	(780)	(54,766)
Other comprehensive loss, net of income taxes	—	—	—	—	(37,223)	—	(1,371)	(38,594)
Purchase of treasury stock	—	—	—	—	—	(2,870)	—	(2,870)
Share-based compensation	—	406	—	—	—	—	—	406
Issuance of vested award shares	—	(2,592)	—	10	—	1,814	—	(768)
Balance, September 30, 2022	$230	$95,980	$(1,184)	$213,231	$(31,986)	$(27,508)	$2,058	$250,821

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,437)	$(54,766)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment losses (gains)	(15)	19,532
Deferred income tax benefit	(3,881)	(6,128)
Depreciation of property and equipment	558	517
Amortization of intangibles	349	354
Share-based compensation	1,310	406
Amortization of deferred policy acquisition costs	59,529	49,456
Deferral of policy acquisition costs	(61,938)	(54,328)
Net amortization of premiums and discounts on investments	793	1,251
Gain on sale of property and equipment	(44)	(186)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(37,452)	(51,518)
Reinsurance premiums receivable / payable	1,050	1,223
Reinsurance recoverables on losses	(19,215)	(11,790)
Income tax recoverable / payable	1,575	(11,020)
Accrued investment income	(268)	327
Federal Crop Insurance Corporation receivable / payable	983	(262)
Other assets	(50)	(305)
Unpaid losses and loss adjustment expenses	50,289	46,275
Unearned premiums	16,985	26,620
Accrued expenses and other liabilities	(1,142)	19,662
Net cash flows from operating activities	(3,021)	(24,680)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	24,828	68,584
Proceeds from sales of equity securities	38,388	13,598
Purchases of fixed income securities	(54,027)	(49,444)
Purchases of equity securities	(10,338)	(13,715)
Purchases of property and equipment	(1,001)	(1,052)
Proceeds from sales of property and equipment	129	668
Net cash flows from investing activities	(2,021)	18,639

Cash flows from financing activities:
Purchases of treasury stock	(7,280)	(2,870)
Installment payment on Westminster consideration payable	—	(6,667)
Issuance of vested award shares	(174)	(768)
Net cash flows from financing activities	(7,454)	(10,305)

Net decrease in cash and cash equivalents	(12,496)	(16,346)

Cash and cash equivalents at beginning of period	47,002	70,623

Cash and cash equivalents at end of period	$34,506	$54,277

Federal and state income taxes paid	$—	$2,360

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

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets for NI Holdings (“Consolidated Balance Sheets”) and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations for NI Holdings (“Consolidated Statements of Operations”).

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”), a global credit rating agency specializing in the insurance industry.

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

The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2022 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

3.	Investments

The amortized cost and estimated fair value of fixed income securities as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$9,941	$—	$—	$(1,019)	$8,922
Obligations of states and political subdivisions	57,007	—	1	(7,534)	49,474
Corporate securities	151,844	—	60	(17,099)	134,805
Residential mortgage-backed securities	64,767	—	—	(8,628)	56,139
Commercial mortgage-backed securities	30,289	—	—	(5,432)	24,857
Asset-backed securities	52,295	—	18	(5,159)	47,154
Redeemable preferred stocks	4,747	—	—	(930)	3,817
Total fixed income securities	$370,890	$—	$79	$(45,801)	$325,168

	December 31, 2022
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,174	$—	$1	$(1,008)	$10,167
Obligations of states and political subdivisions	60,342	—	38	(6,454)	53,926
Corporate securities	136,837	—	109	(15,787)	121,159
Residential mortgage-backed securities	53,254	—	85	(5,846)	47,493
Commercial mortgage-backed securities	30,837	—	—	(4,702)	26,135
Asset-backed securities	45,786	—	—	(5,061)	40,725
Redeemable preferred stocks	4,747	—	—	(1,028)	3,719
Total fixed income securities	$342,977	$—	$233	$(39,886)	$303,324

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	September 30, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$13,605	$13,354
After one year through five years	77,699	72,443
After five years through ten years	85,106	73,366
After ten years	42,382	34,038
Mortgage / asset-backed securities	147,351	128,150
Redeemable preferred stocks	4,747	3,817
Total fixed income securities	$370,890	$325,168

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,130	$9,971
After one year through five years	81,879	77,031
After five years through ten years	76,648	65,966
After ten years	39,696	32,284
Mortgage / asset-backed securities	129,877	114,353
Redeemable preferred stocks	4,747	3,719
Total fixed income securities	$342,977	$303,324

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Fixed income securities with a fair value of $5,734 at September 30, 2023, and $6,613 at December 31, 2022, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	September 30, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$8,922	$(1,019)	$8,922	$(1,019)
Obligations of states and political subdivisions	8,706	(957)	39,242	(6,577)	47,948	(7,534)
Corporate securities	23,227	(1,294)	108,062	(15,805)	131,289	(17,099)
Residential mortgage-backed securities	24,639	(1,144)	31,500	(7,484)	56,139	(8,628)
Commercial mortgage-backed securities	1,908	(67)	22,949	(5,365)	24,857	(5,432)
Asset-backed securities	10,817	(216)	33,134	(4,943)	43,951	(5,159)
Redeemable preferred stocks	—	—	3,817	(930)	3,817	(930)
Total fixed income securities	$69,297	$(3,678)	$247,626	$(42,123)	$316,923	$(45,801)

	December 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,078	$(537)	$2,587	$(471)	$9,665	$(1,008)
Obligations of states and political subdivisions	40,213	(3,554)	9,045	(2,900)	49,258	(6,454)
Corporate securities	76,645	(7,944)	39,683	(7,843)	116,328	(15,787)
Residential mortgage-backed securities	21,017	(1,805)	18,519	(4,041)	39,536	(5,846)
Commercial mortgage-backed securities	18,932	(2,674)	7,204	(2,028)	26,136	(4,702)
Asset-backed securities	18,904	(1,522)	21,809	(3,539)	40,713	(5,061)
Redeemable preferred stocks	3,015	(732)	705	(296)	3,720	(1,028)
Total fixed income securities	$185,804	$(18,768)	$99,552	$(21,118)	$285,356	$(39,886)

We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard or during the three or nine months ended September 30, 2023. Therefore, there was no beginning or ending balance of credit losses for the three or nine months ended September 30, 2023, or the year ended December 31, 2022. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2022 Annual Report for additional information.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed income securities	$2,906	$2,303	$8,317	$6,870
Equity securities	355	402	958	1,126
Real estate	158	149	464	390
Cash and cash equivalents	154	18	300	30
Total gross investment income	3,573	2,872	10,039	8,416
Investment expenses	822	837	2,544	2,713
Net investment income	$2,751	$2,035	$7,495	$5,703

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains:
Fixed income securities	$—	$67	$—	$118
Equity securities	722	1,219	13,810	3,488
Total gross realized gains	722	1,286	13,810	3,606

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(8)	(106)	(495)	(219)
Equity securities	(183)	(1,097)	(1,317)	(1,339)
Total gross realized losses, excluding credit impairment losses	(191)	(1,203)	(1,812)	(1,558)

Net realized gains	531	83	11,998	2,048

Change in net unrealized gains on equity securities	(1,758)	(2,951)	(11,983)	(21,580)
Net investment gains (losses)	$(1,227)	$(2,868)	$15	$(19,532)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

4.	Fair Value Measurements

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisors who utilize different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three or nine months ended September 30, 2023, or the year ended December 31, 2022. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at September 30, 2023, or December 31, 2022.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$8,922	$—	$8,922	$—
Obligations of states and political subdivisions	49,474	—	49,474	—
Corporate securities	134,805	—	134,805	—
Residential mortgage-backed securities	56,139	—	56,139	—
Commercial mortgage-backed securities	24,857	—	24,857	—
Asset-backed securities	47,154	—	47,154	—
Redeemable preferred stock	3,817	—	3,817	—
Total fixed income securities	325,168	—	325,168	—

Equity securities:
Common stock	23,132	23,132	—	—
Non-redeemable preferred stock	1,721	1,721	—	—
Total equity securities	24,853	24,853	—	—

Money market accounts and cash equivalents	11,116	4,850	6,266	—
Total assets at fair value	$361,137	$29,703	$331,434	$—

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,167	$—	$10,167	$—
Obligations of states and political subdivisions	53,926	—	53,926	—
Corporate securities	121,159	—	121,159	—
Residential mortgage-backed securities	47,493	—	47,493	—
Commercial mortgage-backed securities	26,135	—	26,135	—
Asset-backed securities	40,725	—	40,725	—
Redeemable preferred stock	3,719	—	3,719	—
Total fixed income securities	303,324	—	303,324	—

Equity securities:
Common stock	50,699	50,699	—	—
Non-redeemable preferred stock	1,694	1,694	—	—
Total equity securities	52,393	52,393	—	—

Money market accounts and cash equivalents	27,255	27,255	—	—
Total assets at fair value	$382,972	$79,648	$303,324	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2023, or December 31, 2022.

5.	Reinsurance

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

During the nine-month period ended September 30, 2023, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong financial strength ratings. At September 30, 2023, and December 31, 2022, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$81,223	$104,540	$316,029	$296,176
Assumed premium	175	2,045	3,014	3,448
Ceded premium	(10,773)	(15,815)	(39,671)	(37,081)
Net premiums	$70,625	$90,770	$279,372	$262,543

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$81,147	$102,173	$301,642	$269,823
Assumed premium	680	2,460	5,767	6,012
Ceded premium	(10,765)	(15,101)	(36,600)	(32,220)
Net premiums	$71,062	$89,532	$270,809	$243,615

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct losses and loss adjustment expenses	$71,107	$94,446	$237,117	$250,611
Assumed losses and loss adjustment expenses	725	868	882	2,413
Ceded losses and loss adjustment expenses	(8,268)	(16,397)	(38,104)	(25,383)
Net losses and loss adjustment expenses	$63,564	$78,917	$199,895	$227,641

If 100% of our ceded reinsurance was cancelled as of September 30, 2023, or December 31, 2022, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the pooling share percentages by insurance company were:

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

Expenses directly related to successfully acquired insurance policies, primarily commissions, premium taxes, and underwriting costs, are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$34,124	$30,917	$29,768	$24,947
Deferral of policy acquisition costs	18,415	16,491	61,938	54,328
Amortization of deferred policy acquisition costs	(20,362)	(17,589)	(59,529)	(49,456)
Balance, end of period	$32,177	$29,819	$32,177	$29,819
7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$190,459	$139,662
Reinsurance recoverables on losses	37,575	21,200
Net balance, beginning of period	152,884	118,462

Incurred related to:
Current year	180,895	234,823
Prior years	19,000	(7,182)
Total incurred	199,895	227,641

Paid related to:
Current year	91,979	141,810
Prior years	76,842	51,346
Total paid	168,821	193,156

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	240,748	185,937
Reinsurance recoverables on losses	56,790	32,990
Net balance, end of period	$183,958	$152,947

During the nine months ended September 30, 2023, the Company’s incurred reported losses and loss adjustment expenses included $19,000 of net unfavorable development on prior accident years. The net unfavorable development was primarily attributable to Direct Auto and Westminster, partially offset by net favorable development on prior accident years for Nodak Insurance, American West, and Battle Creek. During the nine months ended September 30, 2022, the Company’s incurred reported losses and loss adjustment expenses included $7,182 of net favorable development on prior accident years, primarily attributable to Battle Creek and American West.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

8.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,538	14,271	10 – 43 years
Electronic data processing equipment	1,637	1,310	5 – 7 years
Furniture and fixtures	3,034	2,919	5 – 7 years
Automobiles	1,317	1,310	2 – 3 years
Gross cost	21,929	21,213

Accumulated depreciation	(11,729)	(11,370)
Total property and equipment, net	$10,200	$9,843

Depreciation expense was $188 and $174 for the three months ended September 30, 2023 and 2022, respectively, and $558 and $517 for the nine months ended September 30, 2023 and 2022, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment:

	September 30, 2023	December 31, 2022
Non-standard auto from acquisition of Primero	$2,628	$2,628
Commercial from acquisition of Westminster	6,756	6,756
Total	$9,384	$9,384

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$435	$313
Distribution network	6,700	1,396	5,304
Total subject to amortization	7,448	1,831	5,617
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,831	$7,517

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$365	$383
Distribution network	6,700	1,117	5,583
Total subject to amortization	7,448	1,482	5,966
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,482	$7,866

Amortization expense was $114 and $118 for the three months ended September 30, 2023 and 2022, respectively, and $349 and $354 for the nine months ended September 30, 2023 and 2022, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of September 30, 2023, the estimated amortization of other intangible assets with finite lives for each of the five years in the period ending December 31, 2027, and thereafter is as follows:

Year ending December 31,
2023 (three months remaining)	$106
2024	422
2025	422
2026	422
2027	422
Thereafter	3,823
Total other intangible assets with finite lives	$5,617

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $426 and $397 during the three months ended September 30, 2023 and 2022, respectively, and $1,225 and $1,141 for the nine months ended September 30, 2023 and 2022, respectively. Royalty amounts payable of $112 and $119 were accrued as a liability to the NDFB at September 30, 2023, and December 31, 2022, respectively.

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

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Statements of Operations:

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$123	$5,008
Investments	13,675	13,350
Premiums and agents’ balances receivable	5,887	5,422
Deferred policy acquisition costs	644	595
Reinsurance recoverables on losses (2)	15,601	12,597
Accrued investment income	71	59
Income tax recoverable	—	225
Deferred income taxes	884	780
Property and equipment	310	319
Other assets	82	52
Total assets	$37,277	$38,407

Liabilities:
Unpaid losses and loss adjustment expenses	$4,842	$6,453
Unearned premiums	3,295	2,959
Notes payable (1)	3,000	3,000
Pooling payable (1)	9,847	8,337
Reinsurance losses payable (2)	13,635	13,125
Accrued expenses and other liabilities	1,017	2,303
Total liabilities	35,636	36,177

Equity:
Non-controlling interest	1,641	2,230
Total equity	1,641	2,230

Total liabilities and equity	$37,277	$38,407

(1)        Amount fully eliminated in consolidation.
(2)        Amount partly eliminated in consolidation.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$1,816	$1,790	$5,251	$4,872
Fee and other income (expenses)	10	(1)	27	(8)
Net investment income (expense)	80	(8)	227	32
Total revenues	1,906	1,781	5,505	4,896

Expenses:
Losses and loss adjustment expenses	1,271	1,579	3,998	4,553
Amortization of deferred policy acquisition costs	408	352	1,191	989
Other underwriting and general expenses	139	89	457	363
Total expenses	1,818	2,020	5,646	5,905

Income (loss) before income taxes	88	(239)	(141)	(1,009)
Income tax expense (benefit)	21	(55)	195	(229)
Net income (loss)	$67	$(184)	$(336)	$(780)

11.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for its eligible employees. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $656 and $383 during the three months ended September 30, 2023 and 2022, respectively, and $1,315 and $1,150 during the nine months ended September 30, 2023 and 2022, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $45 and $23 during the three months ended September 30, 2023 and 2022, respectively, and $143 and $150 during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company recognized compensation expense related to the ESOP of $81 and $88 during the three months ended September 30, 2023 and 2022, respectively, and $245 and $298 during the nine months ended September 30, 2023 and 2022, respectively.

Through September 30, 2023, and December 31, 2022, the Company had released and allocated 145,890 ESOP shares to participants, with a remainder of 94,110 ESOP shares in suspense at September 30, 2023, and December 31, 2022. Using the Company’s quarter-end market price of $12.87 per share, the fair value of the unearned ESOP shares was $1,211 at September 30, 2023.

12.	Line of Credit

Nodak Insurance has a $5,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of the bank’s Prime Rate with a floor rate of 3.25%. There were no outstanding amounts during the nine months ended September 30, 2023, or the year ended December 31, 2022. This line of credit is scheduled to expire on March 31, 2024.

13.	Income Taxes

At September 30, 2023, and December 31, 2022, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three- and nine-month periods ended September 30, 2023 or the year ended December 31, 2022.

At September 30, 2023, and December 31, 2022, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its income tax returns on a stand-alone basis, had net operating loss carryforwards of $3,963 at December 31, 2022. These net operating loss carryforwards expire through 2032.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had a $1,270 net operating loss carryforward at December 31, 2022. This net operating loss carryforward expires at the end of 2023.

As of September 30, 2023, we are no longer subject to federal tax examination for years prior to 2019.

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

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. This guidance was adopted in the fourth quarter of 2022, and accordingly, the expense amounts for the periods ended September 30, 2023, are not comparable to the periods ended September 30, 2022. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” in the 2022 Annual Report for additional information. Under the new guidance, lease expense for these operating leases is recognized on a straight-line basis over the term of the lease, and a right-of-use asset and lease liability is recognized as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet at the origination of the lease. We currently do not have leases that include options to purchase or provisions that would automatically transfer ownership of the leased property to the Company.

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

Additional information regarding our operating leases are as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$98	$98	$293	$293

Other information on operating leases:
Operating cash outflow from operating leases	103	101	307	239
Right-of-use assets obtained in exchange for new lease liabilities	—	—	247	—
Weighted average discount rate	3.95%	3.25%	3.95%	3.25%
Weighted average remaining lease term in years	5.6 years	6.4 years	5.6 years	6.4 years

The following table presents the contractual maturities of our operating leases for each of the five years in the period ending December 31, 2027, and thereafter, reconciled to our operating lease liability at September 30, 2023:

Year ending December 31,
2023 (three months remaining)	$97
2024	381
2025	346
2026	351
2027	356
Thereafter	509
Total undiscounted lease payments	2,040
Less: present value adjustment	200
Operating lease liability at September 30, 2023	$1,840

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

15.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

16.	Common and Preferred Stock

Changes in the number of common stock shares outstanding are as follows:

	Nine Months Ended September 30,
	2023	2022
Shares outstanding, beginning of period	21,076,255	21,219,808
Treasury shares repurchased through stock repurchase authorization	(548,549)	(173,419)
Issuance of treasury shares for vesting of restricted stock units	47,887	101,292
Shares outstanding, end of period	20,575,593	21,147,681

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the nine-month period ended September 30, 2023, excluded the weighted average effects of 68,380 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the three- and nine-month periods ended September 30, 2022, excluded the weighted average effects of 99,960 and 171,209 shares of stock awards, respectively, since the impacts of these potential shares of common stock were anti-dilutive.

On August 11, 2021, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock. During the year ended December 31, 2021, we completed the repurchase of 81,095 shares of our common stock for $1,554 under this authorization. During the year ended December 31, 2022, we completed the repurchase of 214,937 shares of our common stock for $3,446 to close out this authorization. Of these amounts, 173,419 shares were repurchased for $2,870 during the nine months ended September 30, 2022.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the nine months ended September 30, 2023, we completed the repurchase of 548,549 shares of our common stock for $7,280, including the applicable excise tax. At September 30, 2023, $2,052 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2022	108,380	$16.86
RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	17.00

RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at September 30, 2023	146,580	15.37

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSU compensation expense	$268	$227	$827	$725
Income tax benefit	(61)	(52)	(188)	(165)
RSU compensation expense, net of income taxes	$207	$175	$639	$560

At September 30, 2023, there was $1,159 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.70 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2022	190,600	$16.06
PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	17.00

PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at September 30, 2023	213,800	16.53

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PSU compensation expense (benefit)	$141	$(872)	$418	$(349)
Income tax expense (benefit)	(32)	198	(95)	79
PSU compensation expense, net of income taxes	$109	$(674)	$323	$(270)

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

At September 30, 2023, there was $1,175 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.20 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.	Allowance for Expected Credit Losses

Premiums Receivable

Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the new CECL model. This guidance was adopted in the fourth quarter of 2022, and accordingly, there was no allowance for expected credit losses as of September 30, 2022. See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2022 Annual Report for additional information. The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of September 30, 2023, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023.

	As of and For the Three Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$106,946	$434

Current period charge for expected credit losses		45
Write-offs of uncollectible premiums receivable		55

Balance, end of period	$99,625	$424

	As of and For the Nine Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$62,173	$425

Current period charge for expected credit losses		323
Write-offs of uncollectible premiums receivable		324

Balance, end of period	$99,625	$424

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

19.	Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and nine-month periods ended September 30, 2023 and 2022.

For purposes of evaluating profitability of the non-standard auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Unaudited Consolidated Statement of Operations or Unaudited Consolidated Balance Sheet to our operating segments. Those line items include net investment income, net investment gains (losses), fee and other income excluding non-standard auto, and income tax expense (benefit) within the Unaudited Consolidated Statement of Operations. For the Unaudited Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses and other liabilities, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$22,377	$21,334	$23,650	$15,283	$20,544	$1,352	$104,540
Assumed premiums earned	—	—	—	1,792	—	253	2,045
Ceded premiums earned	(1,142)	(103)	(2,341)	(7,329)	(4,793)	(107)	(15,815)
Net premiums earned	21,235	21,231	21,309	9,746	15,751	1,498	90,770

Direct losses and loss adjustment expenses	16,148	18,838	14,611	4,899	17,043	(432)	71,107
Assumed losses and loss adjustment expenses	—	—	—	558	—	167	725
Ceded losses and loss adjustment expenses	455	—	(559)	(1,767)	(6,771)	374	(8,268)
Net losses and loss adjustment expenses	16,603	18,838	14,052	3,690	10,272	109	63,564

Gross margin	4,632	2,393	7,257	6,056	5,479	1,389	27,206

Underwriting and general expenses	6,078	8,671	6,159	1,950	5,810	389	29,057
Underwriting gain (loss)	(1,446)	(6,278)	1,098	4,106	(331)	1,000	(1,851)

Fee and other income		278					455
		(6,000)
Net investment income							2,751
Net investment losses							(1,227)
Income before income taxes							128
Income tax benefit							(170)
Net income							298
Net income attributable to non-controlling interest							67
Net income attributable to NI Holdings, Inc.							$231

Operating Ratios:
Loss and loss adjustment expense ratio	78.2%	88.7%	65.9%	37.9%	65.2%	7.3%	70.0%
Expense ratio	28.6%	40.8%	28.9%	20.0%	36.9%	26.0%	32.0%
Combined ratio	106.8%	129.5%	94.8%	57.9%	102.1%	33.3%	102.0%

Balances at September 30, 2023:
Premiums and agents’ balances receivable	$23,901	$15,854	$9,655	$35,982	$13,438	$795	$99,625
Deferred policy acquisition costs	5,744	9,797	7,973	1,046	7,160	457	32,177
Reinsurance recoverables on losses	139	—	3,918	4,676	46,097	1,960	56,790
Receivable from Federal Crop Insurance Corporation	—	—	—	14,479	—	—	14,479
Goodwill and other intangibles	—	2,728	—	—	14,173	—	16,901
Unpaid losses and loss adjustment expenses	33,124	59,663	24,489	16,614	99,521	7,337	240,748
Unearned premiums	35,059	31,072	48,636	10,208	37,663	2,860	165,498

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$20,523	$17,646	$22,429	$20,921	$19,342	$1,312	$102,173
Assumed premiums earned	—	—	—	1,768	—	692	2,460
Ceded premiums earned	(710)	(67)	(2,678)	(8,123)	(3,458)	(65)	(15,101)
Net premiums earned	19,813	17,579	19,751	14,566	15,884	1,939	89,532

Direct losses and loss adjustment expenses	20,969	11,958	34,051	12,040	14,646	782	94,446
Assumed losses and loss adjustment expenses	—	—	—	539	—	329	868
Ceded losses and loss adjustment expenses	(615)	—	(5,229)	(5,605)	(4,834)	(114)	(16,397)
Net losses and loss adjustment expenses	20,354	11,958	28,822	6,974	9,812	997	78,917

Gross margin	(541)	5,621	(9,071)	7,592	6,072	942	10,615

Underwriting and general expenses	5,061	6,399	5,396	343	5,840	462	23,501
Underwriting gain (loss)	(5,602)	(778)	(14,467)	7,249	232	480	(12,886)

Fee and other income		246					476
		(532)
Net investment income							2,035
Net investment losses							(2,868)
Loss before income taxes							(13,243)
Income tax benefit							(3,074)
Net loss							(10,169)
Net loss attributable to non-controlling interest							(184)
Net loss attributable to NI Holdings, Inc.							$(9,985)

Operating Ratios:
Loss and loss adjustment expense ratio	102.7%	68.0%	145.9%	47.9%	61.8%	51.4%	88.1%
Expense ratio	25.6%	36.4%	27.3%	2.3%	36.8%	23.8%	26.3%
Combined ratio	128.3%	104.4%	173.2%	50.2%	98.6%	75.2%	114.4%

Balances at September 30, 2022:
Premiums and agents’ balances receivable	$21,252	$17,754	$9,461	$42,395	$11,343	$765	$102,970
Deferred policy acquisition costs	5,311	8,992	7,708	436	6,928	444	29,819
Reinsurance recoverables on losses	1,135	—	7,035	8,226	15,763	831	32,990
Goodwill and other intangibles	—	2,773	—	—	14,595	—	17,368
Unpaid losses and loss adjustment expenses	29,821	41,231	31,792	25,244	49,545	8,304	185,937
Unearned premiums	31,331	27,031	44,841	11,071	37,042	3,093	154,409
Payable to Federal Crop Insurance Corporation	—	—	—	4,700	—	—	4,700

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$64,426	$64,049	$69,077	$32,800	$61,850	$3,974	$296,176
Assumed premiums earned	—	—	—	2,293	—	1,155	3,448
Ceded premiums earned	(2,995)	(295)	(7,363)	(12,735)	(13,440)	(253)	(37,081)
Net premiums earned	61,431	63,754	61,714	22,358	48,410	4,876	262,543

Direct losses and loss adjustment expenses	50,227	50,015	42,548	16,932	76,050	1,345	237,117
Assumed losses and loss adjustment expenses	—	—	—	558	—	324	882
Ceded losses and loss adjustment expenses	867	—	(1,862)	(6,363)	(29,535)	(1,211)	(38,104)
Net losses and loss adjustment expenses	51,094	50,015	40,686	11,127	46,515	458	199,895

Gross margin	10,337	13,739	21,028	11,231	1,895	4,418	62,648

Underwriting and general expenses	18,249	26,349	18,515	4,630	18,146	1,286	87,175
Underwriting gain (loss)	(7,912)	(12,610)	2,513	6,601	(16,251)	3,132	(24,527)

Fee and other income		748					1,228
		(11,862)
Net investment income							7,495
Net investment gains							15
Loss before income taxes							(15,789)
Income tax benefit							(3,352)
Net loss							(12,437)
Net loss attributable to non-controlling interest							(336)
Net loss attributable to NI Holdings, Inc.							$(12,101)

Operating Ratios:
Loss and loss adjustment expense ratio	83.2%	78.5%	65.9%	49.8%	96.1%	9.4%	76.1%
Expense ratio	29.7%	41.3%	30.0%	20.7%	37.5%	26.4%	33.2%
Combined ratio	112.9%	119.8%	95.9%	70.5%	133.6%	35.8%	109.3%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$59,648	$47,665	$65,312	$38,612	$54,733	$3,853	$269,823
Assumed premiums earned	—	—	—	2,259	—	3,753	6,012
Ceded premiums earned	(1,830)	(196)	(6,393)	(14,023)	(9,630)	(148)	(32,220)
Net premiums earned	57,818	47,469	58,919	26,848	45,103	7,458	243,615

Direct losses and loss adjustment expenses	52,360	24,582	103,430	25,173	42,791	2,275	250,611
Assumed losses and loss adjustment expenses	—	—	—	781	—	1,632	2,413
Ceded losses and loss adjustment expenses	(442)	—	(5,938)	(8,819)	(9,970)	(214)	(25,383)
Net losses and loss adjustment expenses	51,918	24,582	97,492	17,135	32,821	3,693	227,641

Gross margin	5,900	22,887	(38,573)	9,713	12,282	3,765	15,974

Underwriting and general expenses	16,382	19,357	17,425	1,400	16,752	1,835	73,151
Underwriting gain (loss)	(10,482)	3,530	(55,998)	8,313	(4,470)	1,930	(57,177)

Fee and other income		888					1,319
		4,418
Net investment income							5,703
Net investment losses							(19,532)
Loss before income taxes							(69,687)
Income tax benefit							(14,921)
Net loss							(54,766)
Net loss attributable to non-controlling interest							(780)
Net loss attributable to NI Holdings, Inc.							$(53,986)

Operating Ratios:
Loss and loss adjustment expense ratio	89.8%	51.8%	165.5%	63.8%	72.8%	49.5%	93.5%
Expense ratio	28.3%	40.8%	29.6%	5.2%	37.1%	24.6%	30.0%
Combined ratio	118.1%	92.6%	195.1%	69.0%	109.9%	74.1%	123.5%

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

Results of Operations

Our consolidated net income was $298 for the three months ended September 30, 2023, compared to net loss of $10,169 for the three months ended September 30, 2022. Our consolidated net loss was $12,437 for the nine months ended September 30, 2023, compared to net loss of $54,766 for the nine months ended September 30, 2022.

The major components of revenues and net loss are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$90,770	$89,532	$262,543	$243,615
Fee and other income	455	476	1,228	1,319
Net investment income	2,751	2,035	7,495	5,703
Net investment gains (losses)	(1,227)	(2,868)	15	(19,532)
Total revenues	92,749	89,175	271,281	231,105

Components of net income:
Net premiums earned	90,770	89,532	262,543	243,615
Losses and loss adjustment expenses	63,564	78,917	199,895	227,641
Amortization of deferred policy acquisition costs and other underwriting and general expenses	29,057	23,501	87,175	73,151
Underwriting loss	(1,851)	(12,886)	(24,527)	(57,177)

Fee and other income	455	476	1,228	1,319
Net investment income	2,751	2,035	7,495	5,703
Net investment gains (losses)	(1,227)	(2,868)	15	(19,532)
Income (loss) before income taxes	128	(13,243)	(15,789)	(69,687)
Income tax benefit	(170)	(3,074)	(3,352)	(14,921)
Net income (loss)	$298	$(10,169)	$(12,437)	$(54,766)

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net premiums earned:
Direct premium	$104,540	$102,173	$296,176	$269,823
Assumed premium	2,045	2,460	3,448	6,012
Ceded premium	(15,815)	(15,101)	(37,081)	(32,220)
Total net premiums earned	$90,770	$89,532	$262,543	$243,615

Our net premiums earned for the three months ended September 30, 2023, increased $1,238, or 1.4%, compared to the three months ended September 30, 2022. Net premiums earned for the nine months ended September 30, 2023, increased $18,928, or 7.8%, compared to the nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net premiums earned:
Private passenger auto	$21,235	$19,813	$61,431	$57,818
Non-standard auto	21,231	17,579	63,754	47,469
Home and farm	21,309	19,751	61,714	58,919
Crop	9,746	14,566	22,358	26,848
Commercial	15,751	15,884	48,410	45,103
All other	1,498	1,939	4,876	7,458
Total net premiums earned	$90,770	$89,532	$262,543	$243,615

Below are comments regarding net premiums earned by business segment:

Private passenger auto – Net premiums earned for the third quarter of 2023 increased $1,422, or 7.2%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 increased $3,613, or 6.2% from the first nine months of 2022. Results were driven by significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business production as a result of underwriting actions taken to improve profitability.

Non-standard auto – Net premiums earned for the third quarter of 2023 increased $3,652, or 20.8%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 increased $16,285, or 34.3% from the first nine months of 2022. Results were driven by new business growth, improved retention, and significant rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the third quarter of 2023 increased $1,558, or 7.9%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 increased $2,795, or 4.7% from the first nine months of 2022. Results were driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These premium increases were partially offset by lower levels of new business production as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the third quarter of 2023 decreased $4,820, or 33.1%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 decreased $4,490, or 16.7% from the first nine months of 2022. These decreases were driven by lower commodity prices and lower muti-peril crop insurance rates, combined with fewer acres insured in the current year.

Commercial – Net premiums earned for the third quarter of 2023 decreased $133, or 0.8%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 increased $3,307, or 7.3% from the first nine months of 2022. The current quarter decrease was driven by higher levels of ceded premium. The year-to-date increase was driven by prior period new business growth, increased insured values which were primarily the result of higher inflationary factors, and continued increases in rate, partially offset by higher levels of ceded premium and the impact of underwriting actions taken to improve profitability.

All other – Net premiums earned for the third quarter of 2023 decreased $441, or 22.7%, from the third quarter of 2022. Net premiums earned for the first nine months of 2023 decreased $2,582, or 34.6%, from the first nine months of 2022. These decreases were driven by the decision to non-renew our participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$71,107	$94,446	$237,117	$250,611
Assumed losses and loss adjustment expenses	725	868	882	2,413
Ceded losses and loss adjustment expenses	(8,268)	(16,397)	(38,104)	(25,383)
Total net losses and loss adjustment expenses	$63,564	$78,917	$199,895	$227,641

Our net losses and loss adjustment expenses for the three months ended September 30, 2023, decreased $15,353, or 19.5%, compared to the three months ended September 30, 2022. Our net losses and loss adjustment expenses for the nine months ended September 30, 2023, decreased $27,746, or 12.2%, compared to the nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses and loss adjustment expenses:
Private passenger auto	$16,603	$20,354	$51,094	$51,918
Non-standard auto	18,838	11,958	50,015	24,582
Home and farm	14,052	28,822	40,686	97,492
Crop	3,690	6,974	11,127	17,135
Commercial	10,272	9,812	46,515	32,821
All other	109	997	458	3,693
Total net losses and loss adjustment expenses	$63,564	$78,917	$199,895	$227,641

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss and loss adjustment expenses ratio:
Private passenger auto	78.2%	102.7%	83.2%	89.8%
Non-standard auto	88.7%	68.0%	78.5%	51.8%
Home and farm	65.9%	145.9%	65.9%	165.5%
Crop	37.9%	47.9%	49.8%	63.8%
Commercial	65.2%	61.8%	96.1%	72.8%
All other	7.3%	51.4%	9.4%	49.5%
Total loss and loss adjustment expenses ratio	70.0%	88.1%	76.1%	93.5%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio decreased 24.5 percentage points and 6.6 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Both periods were affected by lower loss frequency in the current year, partially offset by elevated loss costs due to continued high levels of inflation during the current year and elevated winter weather-related losses in the first quarter of 2023.

Non-standard auto – The net loss and loss adjustment expense ratio increased 20.7 percentage points and 26.7 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. These increases were driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year loss reserve development. We continue to take significant rate and underwriting actions as a result of these elevated losses and challenging market conditions.

Home and farm – The net loss and loss adjustment expense ratio decreased 80.0 percentage points and 99.6 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. These decreases in net loss and loss adjustment expense ratios were driven by the much-improved loss experience as a result of having no catastrophe losses during 2023 compared to 2022, combined with improved non-catastrophe weather losses and the significant underwriting actions we have implemented to address the profitability on these lines of business. Catastrophe losses for the Home and Farm segment accounted for 96.3 percentage points of the net loss and loss adjustment expense ratio for the nine months ended September 30, 2022.

Crop – The net loss and loss adjustment expense ratio decreased 10.0 percentage points and 14.0 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. These decreases were driven by improved crop growing conditions compared to the prior year.

Commercial – The net loss and loss adjustment expense ratio increased 3.4 percentage points and 23.3 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. These increases were driven by unfavorable prior year reserve development and elevated loss severity, partially offset by higher ceded losses. We continue to take significant rate and underwriting actions and continue to evaluate additional measures to improve the segment’s profitability.

All other – The net loss and loss adjustment expense ratio decreased 44.1 percentage points and 40.1 percentage points in the three-and nine-month periods ended September 30, 2023, respectively, compared to the same period for 2022. These decreases were driven by improved loss experience related to the excess liability lines of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$20,362	$17,589	$59,529	$49,456
Other underwriting and general expenses	8,695	5,912	27,646	23,695
Total underwriting and general expenses	29,057	23,501	87,175	73,151

Expense Ratio	32.0%	26.3%	33.2%	30.0%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 5.7 percentage points and 3.2 percentage points in the three-and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in both the current quarter and year-to-date amortization of deferred policy acquisition costs was driven by higher deferrable costs resulting from overall premium growth compared to the prior year, including significant growth in the non-standard auto segment which generally pays higher agent commissions than our other segments. The increase in both the current quarter and year-to-date other underwriting and general expenses was due to 2022 expenses being impacted by multi-peril crop insurance final settlements as well as the impact of continued high levels of inflation.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Underwriting gain (loss):
Private passenger auto	$(1,446)	$(5,602)	$(7,912)	$(10,482)
Non-standard auto	(6,278)	(778)	(12,610)	3,530
Home and farm	1,098	(14,467)	2,513	(55,998)
Crop	4,106	7,249	6,601	8,313
Commercial	(331)	232	(16,251)	(4,470)
All other	1,000	480	3,132	1,930
Total underwriting loss	$(1,851)	$(12,886)	$(24,527)	$(57,177)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Combined ratio:
Private passenger auto	106.8%	128.3%	112.9%	118.1%
Non-standard auto	129.5%	104.4%	119.8%	92.6%
Home and farm	94.8%	173.2%	95.9%	195.1%
Crop	57.9%	50.2%	70.5%	69.0%
Commercial	102.1%	98.6%	133.6%	109.9%
All other	33.3%	75.2%	35.8%	74.1%
Combined ratio	102.0%	114.4%	109.3%	123.5%

Underwriting gain (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. The combined ratio represents the sum of these losses and expenses as a percentage of net premiums earned and measures our overall underwriting profit.

The total underwriting loss decreased $11,035, or 85.6%, for the three-month period ended September 30, 2023, compared to the same period in 2022. The total underwriting loss decreased $32,650, or 57.1%, for the nine-month period ended September 30, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio decreased 12.4 percentage points in the three-month period ended September 30, 2023, compared to the same period in 2022. The overall combined ratio decreased 14.2 percentage points in the nine-month period ended September 30, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

Fee and Other Income

We had fee and other income of $455 and $1,228 for the three and nine months ended September 30, 2023, respectively, compared to $476 and $1,319 for the three and nine months ended September 30, 2022, respectively. Fee income is largely attributable to the non-standard auto segment and is a key component in measuring its profitability. The decrease in fee and other income for the nine-month period ended September 30, 2023, was driven by a shifting mix of business in the Chicago market as well as miscellaneous income from the sale of property in the first quarter of the prior year.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average cash and invested assets	$399,408	$436,714	$402,508	$468,026
Net investment income	$2,751	$2,035	$7,495	$5,703

Gross return on average cash and invested assets	3.6%	2.6%	3.3%	2.4%
Net return on average cash and invested assets	2.8%	1.9%	2.5%	1.6%

Net investment income increased $716 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Net investment income increased $1,792 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily driven by the rising interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio.

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

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$722	$1,286	$13,810	$3,606
Gross realized losses, excluding credit impairment losses	(191)	(1,203)	(1,812)	(1,558)
Net realized gains	531	83	11,998	2,048
Change in net unrealized gains on equity securities	(1,758)	(2,951)	(11,983)	(21,580)
Net investment gains (losses)	$(1,227)	$(2,868)	$15	$(19,532)

We had net realized gains of $531 and $11,998 for the three and nine months ended September 30, 2023, respectively, compared to net realized gains of $83 and $2,048 for the three and nine months ended September 30, 2022, respectively. The year-to-date increase in net realized gains was primarily the result of a strategic liquidation of a portfolio of equity securities in the first quarter of 2023. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease in net unrealized gains on equity securities of $1,758 and $11,983 during the three and nine months ended September 30, 2023, respectively, and a decrease in net unrealized gains on equity securities of $2,951 and $21,580 during the three and nine months ended September 30, 2022, respectively. The current period year-to-date change in net unrealized gains on equity securities was driven by the equity portfolio liquidation noted above, additional sales of equity securities during the current quarter, and the impact of changes in fair value attributable to equity market volatility. The prior year decreases were driven by the impact of changes in fair value attributable to unfavorable equity markets.

Our fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $9,183 and net unrealized losses of $6,068 during the three and nine months ended September 30, 2023, respectively, compared to net unrealized losses of $12,727 and $49,947 during the three and nine months ended September 30, 2022, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended September 30, 2023, we had a pre-tax income of $128 compared to a pre-tax loss of $13,243 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a pre-tax loss of $15,789 compared to pre-tax loss of $69,687 for the nine months ended September 30, 2022. These year-over-year improvements were largely attributable to the significant catastrophe losses during the second and third quarters of 2022 and significantly higher investment losses during the first nine months of 2022, partially offset by year-to-date unfavorable prior year reserve development during 2023 combined with year-to-date favorable prior year reserve development during 2022.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $170 for the three months ended September 30, 2023, compared to an income tax benefit of $3,074 for the three months ended September 30, 2022. Our effective tax rate for the third quarter of 2023 was (132.8)% compared to an effective tax rate of 23.2% for the third quarter of 2022. The elevated 2023 third quarter effective tax rate was driven by the level of net income during the period and small modifications made to the annual effective income tax rate between the second and third quarters of 2023.

We recorded an income tax benefit of $3,352 for the nine months ended September 30, 2023, compared to income tax benefit of $14,921 for the nine months ended September 30, 2022. Our effective tax rate for the first nine months of 2023 was 21.2% compared to an effective tax rate of 21.4% for the first nine months of 2022.

Net Income (Loss)

For the three months ended September 30, 2023, we had net income before non-controlling interest of $298 compared to a net loss of $10,169 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a net loss before non-controlling interest of $12,437 compared to net loss of $54,766 for the nine months ended September 30, 2022. These year-over-year improvements were largely attributable to the significant catastrophe losses during the second and third quarters of 2022 and significantly higher investment losses during the first nine months of 2022, partially offset by year-to-date unfavorable prior year reserve development during 2023 combined with year-to-date favorable prior year reserve development during 2022.

Return on Average Equity

For the three months ended September 30, 2023, we had annualized return on average equity, after non-controlling interest, of 0.4% compared to annualized return on average equity, after non-controlling interest, of (15.4)% for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, we had annualized return on average equity, after non-controlling interest, of (6.7)% compared to annualized return on average equity, after non-controlling interest, of (24.3)% for the nine months ended September 30, 2022.

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

The change in cash and cash equivalents for the nine months ended September 30, 2023 and 2022, were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash flows from operating activities	$(3,021)	$(24,680)
Net cash flows from investing activities	(2,021)	18,639
Net cash flows from financing activities	(7,454)	(10,305)
Net decrease in cash and cash equivalents	$(12,496)	$(16,346)

For the nine months ended September 30, 2023, net cash used by operating activities totaled $3,021 compared to $24,680 a year ago. This decrease was primarily driven by lower claim payments during the current period and higher levels of cash received for premiums.

For the nine months ended September 30, 2023, net cash used by investing activities totaled $2,021 compared to net cash provided of $18,639 a year ago. This change was primarily attributable to a decrease in maturities and sales of fixed income securities and an increase in purchases of fixed income securities in the current year compared to the prior year, partially offset by an increase in sales of equity securities and a decrease in purchases of equity securities.

For the nine months ended September 30, 2023, net cash used by financing activities totaled $7,454 compared to $10,305 a year ago. This decrease in cash used was attributable to an installment payment of $6,667 on the Westminster consideration payable during the first quarter of 2022, partially offset by an increase in share repurchases during the first nine months of 2023 compared to the first nine months of 2022.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the statutory net loss of Nodak Insurance during the year ended December 31, 2022. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2023. The Nodak Insurance Board of Directors declared and Nodak Insurance paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Direct Auto to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the statutory net loss of Direct Auto during the year ended December 31, 2022. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2023, or the year ended December 31, 2022.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. There is no amount available for payment of dividends from Westminster to NI Holdings during 2023 without the prior approval of the North Dakota Insurance Department based upon the statutory net loss of Westminster during the year ended December 31, 2022. No dividends were declared or paid by Westminster during the nine months ended September 30, 2023, or the year ended December 31, 2022.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2023, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the nine months ended September 30, 2023, we repurchased an additional 548,549 shares of our common stock for $7,280, including the applicable excise tax. At September 30, 2023, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended September 30, 2023, is presented below:

Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3) (in thousands)
July 1-31, 2023	23,183	$14.14	23,183	$5,715
August 1-31, 2023	20,643	13.19	20,643	5,443
September 1-30, 2023	266,559	12.72	266,559	2,052
Total	310,385	$12.86	310,385	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the third quarter of 2023, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement dated August 8, 2023 between the Company and Seth C. Daggett. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-37973) filed with the SEC on August 8, 2023, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)