Form 10-K
period 2023-12-31
NI Holdings, Inc.
filed 2024-03-15
CIK 1681206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

Based on the closing sales price of the Class A common stock on NASDAQ on June 30, 2023, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $119 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 29, 2024 was 20,615,384. No preferred shares are issued or outstanding.

Documents incorporated by Reference

Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 21, 2024 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may”, “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “views”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;

●	strategic reviews, capital allocation objectives, dividends, and share repurchases;

●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our agent network;

●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;

●	expectations for impact of, or changes to, existing or new government regulations or laws;

●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;

●	developments in general economic conditions, domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Part I, Item 1A, “Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section in this 2023 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this 2023 Annual Report. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

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

A chart of the corporate structure as of December 31, 2023, and a more complete description of each of the NI Holdings subsidiaries, is included below.

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

		≥ 60%
		ownership
	NI Holdings, Inc.

100%		100%		100%
ownership		ownership		ownership
Direct Auto Insurance Company	Nodak Insurance Company			Westminster American Insurance Company

100%	100%			100%
ownership	ownership		Affiliation	ownership
Nodak Agency, Inc.	American West Insurance Company		Battle Creek Mutual Insurance Company (1)	Tri-State, Ltd

				100%
				ownership
				Primero Insurance Company

(1)	As of January 2, 2024, Battle Creek Mutual Insurance Company converted from a mutual insurance company to a stock company and became a 100% wholly-owned subsidiary. See Part II, Item 8, Note 22 “Subsequent Event” for additional information regarding changes to Battle Creek Mutual Insurance Company.

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. The Company makes available on its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). Information contained on such website is not incorporated by reference into this 2023 Annual Report, and such information should not be considered to be part of this 2023 Annual Report.

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

In connection with the pooling agreement, the quota share agreement between Battle Creek and Nodak Insurance was cancelled. As a result, the Company’s consolidated financial position and results of operations are impacted by the portion of Battle Creek’s underwriting results that are allocated to the policyholders of Battle Creek rather than the shareholders of NI Holdings. For the years ended December 31, 2023, 2022, and 2021, the pooling share percentages by insurance company were:

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

The NDFB has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the NDFB and Nodak Insurance renewed on October 1, 2023, with an expiration date of September 30, 2024. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the NDFB an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,623. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

As of December 31, 2023, Nodak Insurance distributed its insurance products through 66 exclusive agents appointed by Nodak Insurance.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

Tri-State, Ltd.

Tri-State, Ltd. is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West began writing policies in 2002 and primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes private passenger auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota. As of December 31, 2023, American West distributed its products through independent agents in 71 contracted agencies.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014. As of December 31, 2023, Primero distributed its policies through independent agents in 313 contracted agencies in those four states.

Battle Creek Mutual Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. As of December 31, 2023, Battle Creek distributed its policies through independent agents in 114 contracted agencies. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek.

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

As of December 31, 2023, the $3.0 million surplus note originally issued by Battle Creek and purchased by Nodak Insurance in connection with their affiliation agreement remained in place. It bears interest at an annual rate of 1.0% and matures on December 30, 2040. Battle Creek must obtain prior approval from the appropriate state of domicile before making any payment of interest or principal on the surplus note.

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

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement. As of December 31, 2023, Direct Auto distributed its policies through independent agents in 153 contracted agencies, concentrated primarily in the Chicago area.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and the District of Columbia. Westminster was acquired by NI Holdings on January 1, 2020, via a stock purchase agreement. As of December 31, 2023, Westminster distributed its policies through independent agents in 53 contracted agencies in those 10 states and the District of Columbia. The financial results of Westminster have been included in the consolidated financial statements and the Company’s commercial segment following the acquisition date.

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

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto, Westminster, and Nodak Insurance, including Nodak Insurance’s subsidiaries of American West and Primero and its affiliate Battle Creek. Each of the six insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile.

Market Overview

We market our personal lines products in the upper Midwest states of North Dakota, Nebraska, South Dakota, and Minnesota. We offer non-standard auto insurance in the states of Illinois, Arizona, Nevada, South Dakota, and North Dakota. We offer commercial multi-peril insurance in the states of Maryland, North Carolina, Virginia, New Jersey, Georgia, North Dakota, Pennsylvania, South Carolina, Tennessee, Delaware, Kentucky, South Dakota, West Virginia, and the District of Columbia. The following chart shows our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$163,505	$159,260	$3,629,000	6th
Illinois	86,348	70,599	33,307,000	63rd
Nebraska	50,698	47,554	6,905,000	30th
South Dakota	29,660	26,880	3,671,000	31st
Maryland	13,389	14,227	14,857,000	83rd
North Carolina	11,822	8,110	21,714,000	136th
Virginia	11,554	8,606	18,087,000	126th
New Jersey	11,539	9,732	26,686,000	139th
Georgia	7,576	15,448	29,009,000	117th
Pennsylvania	6,279	8,486	30,235,000	173rd
South Carolina	4,976	3,630	13,279,000	153rd
District of Columbia	4,342	4,182	2,606,000	60th
Arizona	4,077	1,175	15,628,000	215th
Minnesota	4,008	5,075	15,533,000	130th
Nevada	2,938	4,552	7,672,000	110th
Tennessee	2,552	516	15,561,000	262nd
Delaware	2,122	1,545	3,516,000	112th
Kentucky	1,014	83	9,268,000	274th
West Virginia	—	46	3,342,000	220th
Total direct premiums written	$418,399	$389,706

Market size information is not yet available for the year ended December 31, 2023.

Organic Growth Strategy

We believe we have many opportunities to organically grow our business. Strategies we employ to achieve this growth include:

●	continued emphasis on our relationship with the NDFB, a key advocacy group for agricultural and rural interests which enjoys a high profile and favorable reputation throughout North Dakota;

●	expansion and enhancement of independent agency relationships, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for agents and insureds to do business with us;

●	capitalizing on our excellent claims service for all insureds; and

●	selective expansion of our insurance products in states where we currently operate, as well as those states where we hold insurance licenses.

External Growth Strategy

We acquired Direct Auto in 2018 with capital raised through our IPO. The acquisition was the initial step in executing our growth strategy developed at the time of the IPO.

We also acquired Westminster in January 2020 with capital raised through our IPO. This acquisition expanded our commercial insurance business and geographically diversified our spread of insurance risks.

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

Insurance Products by Segment

Our consolidated financial results include our Private Passenger Auto, Non-Standard Auto, Home and Farm, Commercial, Crop, and All Other reporting segments. Information regarding products and services offered in each segment is included below. Additionally, revenues, underwriting results, and identifiable assets and liabilities for each segment are shown in Part II, Item 8, Note 20 “Segment Information”. The financial performance of each segment is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents as well as protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $92,077 (22.0%) of direct premiums written by the Company on a consolidated basis during 2023.

Non-standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $95,295 (22.8%) of direct premiums written by the Company on a consolidated basis during 2023.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $96,396 (23.0%) of direct premiums written by the Company on a consolidated basis during 2023.

Crop

Nodak Insurance, American West, and Battle Creek offer crop hail and multi-peril crop insurance policies. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes and loss of revenue due to declines in the prices of agricultural products. Crop hail insurance is a private insurance product designed to provide protection against losses to farmers’ crops due primarily to hail damage. Collectively, crop insurance accounted for $45,272 (10.8%) of direct premiums written by the Company on a consolidated basis during 2023.

Commercial

Nodak Insurance, American West, and Westminster write commercial multi-peril policies. Collectively, commercial insurance accounted for $83,854 (20.0%) of the direct premiums written by the Company on a consolidated basis during 2023.

All Other

In addition to the products described above, Nodak Insurance and American West write excess liability coverages. Collectively, these other coverages accounted for $5,504 (1.3%) of the direct premiums written by the Company on a consolidated basis during 2023. This segment also includes an assumed reinsurance book of business, with $836 of assumed premiums written on a consolidated basis during 2023. The Company made the decision to non-renew its participation in this assumed book of business as of January 1, 2022, and the associated assumed premiums represent run-off of this business.

Crop Insurance

Crop insurance is purchased by agricultural producers, including farmers, ranchers, and others to protect themselves against either the loss of their crops (yield) due to natural disasters such as hail, freezing, plant disease, drought, and floods, or the loss of revenue due to declines in the prices of agricultural products. The two general categories of crop insurance are generally referred to as “crop-yield insurance” and “crop-revenue insurance”. Crop-yield insurance protects against a reduction in the yield per acre from the historical average yield in a specified area, such as a county or National Oceanic and Atmospheric Administration weather grid, while crop-revenue insurance provides protection against declines in the price of the particular crop. Most of the multi-peril crop insurance policies written today combine both yield and revenue protection, with the revenue component providing the policyholder with the option to calculate price-based losses on the higher of the prevailing price when the crop is planted or the price at harvest.

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

American Farm Bureau Insurance Services (“AFBIS”) underwrites all of our, as well as several other state Farm Bureau affiliated insurers, multi-peril crop and crop hail insurance policies. AFBIS also processes and administers all claims made by policyholders under such policies. We reimburse AFBIS for its actual loss adjustment expense with respect to the policies issued by us and pay AFBIS a percentage of the premiums we receive with respect to such policies.

Marketing and Distribution

Our marketing philosophy is to sell profitable business in our core states using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, Primero, Direct Auto, and Westminster rely on independent agents.

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

For the year ended December 31, 2023, no individual agent was responsible for more than 5% of the Company’s direct premiums written.

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

Our Nodak Insurance underwriting staff includes 20 employees with approximately 285 combined years of experience in property and casualty underwriting. They are located primarily at our home office in Fargo, North Dakota, as well as our office in Battle Creek, Nebraska, and underwrite coverage issued by Nodak Insurance, American West, and Battle Creek.

Primero and Direct Auto employ 17 underwriters in connection with their non-standard auto insurance businesses. Westminster has a staff of 12 in the underwriting area of its commercial insurance business. All of our crop insurance is underwritten by AFBIS, as described above.

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

Reinsurance contracts do not relieve us from our obligation to policyholders. Additionally, failure of reinsurers to honor their obligations could result in significant losses to us. There can be no assurance that reinsurance will continue to be available to us to the same extent, and at the same cost, as it has in the past. We may choose in the future to reevaluate the use of reinsurance to increase or decrease the amounts of risk ceded to reinsurers.

For additional information, see Part II, Item 8, Note 6 “Reinsurance”.

Unpaid Losses and Loss Adjustment Expenses

We maintain reserves for unpaid losses and loss adjustment expenses. Our liability for unpaid losses and loss adjustment expenses consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2) reserves for claims that have been incurred but not yet been reported and for the future development of case reserves (“IBNR”). We determine a provision for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The liability for unpaid losses and loss adjustment expenses is set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. Our liability for unpaid losses and loss adjustment expenses is not discounted.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 8 “Unpaid Losses and Loss Adjustment Expenses”.

Investments

The majority of funds available for investments are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate, and U.S. agency mortgage-backed bonds. We regularly monitor the effective duration of our fixed income investments, and our investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance and debt obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The substantial amount by which the fair value of the fixed income portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contribute to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

We also invest a much smaller percentage of the portfolio in private placement debt offerings and equity securities, which have the potential for higher returns but also involve varying degrees of risk, including higher volatility and/or less liquidity.

The Executive Committee of NI Holdings’ Board of Directors reviews and approves the Company’s investment policy periodically. The investment portfolio is managed by Conning, Inc.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 4 “Investments”.

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

All of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by AM Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. Effective April 25, 2023, AM Best affirmed a stable financial strength outlook to the group.

Competition

The property casualty and crop insurance markets are competitive. We compete with stock insurance companies, mutual insurance companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners include Progressive, State Farm, American Family, National General, Farmers Union, and Auto-Owners insurance companies. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. In our non-standard auto markets, which are primarily Illinois, Nevada, and Arizona, our primary competitors are regional carriers.

Westminster’s primary competition comes from regional carriers including Harford Mutual Insurance Company, Greater New York Mutual, and Millers Capital. We also see competition from national companies like The Travelers Companies and State Farm.

Based on 2022 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union, North Star Mutual, American Family, and Farmers Alliance insurance companies. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers.

The principal competitors in our markets for multi-peril crop insurance include Chubb, QBE Insurance Group, Zurich, American Agri-Business Insurance Company, and Great American Insurance Group. The premium rates for multi-peril crop insurance are established by the RMA and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the NDFB and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota. The Company’s multi-peril crop insurance premiums for North Dakota were $39,073, $45,465, and $38,325 for the years ended December 31, 2023, 2022, and 2021, respectively. Total North Dakota multi-peril crop premiums for the industry were $1,491,650, $1,537,758, and $1,083,565 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. However, a ratio falling outside the usual range may not necessarily be considered adverse. In some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. During the years ended December 31, 2023 and 2021, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests. During the year ended December 31, 2022, our insurance company subsidiaries produced results outside the acceptable range for as many as six of the IRIS tests, primarily driven by our significant net loss for the year that negatively impacted IRIS ratios related to the operating ratio and certain ratios based on policyholders’ surplus.

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

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale, and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, we intend to incorporate those elements of ORSA that we believe constitute “best practices” into our internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2023, 2022, and 2021, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

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

In October 2017, the NAIC adopted the Insurance Data Security Model Law (“IDSML”), which requires insurers, insurance agents, and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers, and other related requirements. Several states in which we operate, including North Dakota, have adopted the IDSML. Such enactments and regulations could raise compliance costs and subject us to the risk of regulatory enforcement actions, penalties, and reputational harm. Any such events could potentially have an adverse impact on our business, financial condition, or results of operations.

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

Jumpstart Our Business Startups Act of 2012

Until December 31, 2022, we were an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We previously took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, such as reduced public company reporting, accounting, and corporate governance requirements. However, beginning on December 31, 2022, we are no longer an EGC and no longer have the ability to delay adoption of these new or revised accounting standards or to take advantage of reduced corporate governance disclosures.

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

Human Capital

Our key human capital management objectives are to attract, retain, and develop talent to deliver on the Company’s strategy. To support these objectives, our human resources programs are designed to recruit and retain talented individuals; provide training and development within the Company and the insurance industry; reward and support employees through competitive pay and benefit programs; keep employees safe and healthy; and provide opportunities for community involvement.

We offer comprehensive compensation and benefits packages to our employees including a 401k Plan, Employee Stock Ownership Plan (“ESOP”), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and flexible work arrangements. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. For additional information, see Part II, Item 8, Note 12 “Benefit Plans” and Note 18 “Share-Based Compensation” for further discussion of our benefit plans and stock-based compensation.

As of December 31, 2023, NI Holdings and its subsidiaries had 234 total employees, of which 219 were full-time employees. Employee turnover averaged 22.7% during 2023, compared to 25.2% during 2022, and 14.7% during 2021.

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

We attempt to reduce our exposure to catastrophe losses through a disciplined underwriting and risk management approach that emphasizes long-term profitability over short-term gains in premiums or market share, continued geographical diversification of our operations, and the use of reinsurance. However, there can be no guarantee that our underwriting and risk management efforts will be successful in mitigating our exposure to catastrophe losses or the impact of such losses when they occur. In addition, while we maintain reinsurance coverage with a catastrophe excess of loss program, such coverage may be insufficient to cover our losses. Our reinsurance coverage includes a catastrophe excess of loss program, which in 2023 limited our catastrophe exposure to $20 million retention per event, with $133 million of reinsurance coverage placed in excess of this retention. For 2024, we anticipate that these amounts will remain consistent. If we are not able to effectively mitigate our exposure to catastrophe losses, whether through our underwriting process or reinsurance coverage, in the event of such losses our business and results of operations could be adversely affected.

For additional information, see Part II, Item 8, Note 3 “Summary of Significant Accounting Policies” and Note 6 “Reinsurance.”

If actual losses exceed our loss and loss adjustment expense reserves or if changes in the estimated level of loss and loss adjustment expense reserves are necessary as a result of changes in the legal, regulatory, and economic environments in which we operate, our financial results could be materially and adversely affected.

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. While we believe that our reserves for unpaid losses and loss adjustment expenses are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and recognize the change in earnings in the period the reserves are adjusted. There can be no assurance that the estimates of such liabilities will not change in the future and any such adjustment could have a material impact on our financial condition and results of operations. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Losses and Loss Adjustment Expenses”, and Part II, Item 8, Note 8 “Unpaid Losses and Loss Adjustment Expenses.”

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

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by AM Best, the third highest rating out of 15 rating classifications. Our most recent rating by AM Best was affirmed on April 25, 2023. Financial strength ratings are used by agents, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from AM Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential agents to choose other more highly rated competitors or reduce our ability to obtain reinsurance. For additional information, see Part I, Item 1, “Business” and “Financial Strength.”

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

Volatility in crop prices and yields, as a result of weather conditions or other events, could adversely impact our financial condition and operating results.

Unpredictable weather conditions and other events such as excessive rain, flooding, droughts, hail, pests, and plant diseases can significantly impact crop prices and yields, creating volatility in our crop insurance business. In addition, the amount of multi-peril crop insurance business we retain is subject to the terms of the SRA and is dependent on the actual direct loss ratio experience. A significant decrease in crop prices and variability in the loss experience could have a material negative effect on our business and results of operations.

Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.

We use reinsurance arrangements to manage the amount of risk we retain, stabilize underwriting results, and increase underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. Any decrease in the amount of reinsurance maintained will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and/or at favorable rates. If we are unable to maintain appropriate reinsurance coverage, it may be difficult for us to manage our underwriting risks and operate our business profitably. For additional information, see Part II, Item 8, Note 6 “Reinsurance.”

If we cannot collect loss recoveries from our reinsurers in accordance with our reinsurance agreements, we may incur additional losses.

Although reinsurance creates a contractual liability for reinsurers to the extent the risk is transferred, it does not eliminate our liability to policyholders because we remain liable as the primary insurer on all reinsured risks. Our reinsurance program strategically spreads exposure among a group of highly-rated, geographically diverse, and well-capitalized reinsurers. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best. However, we remain subject to credit risk relating to our ability to collect these recoverables. Our reinsurance recoveries are also subject to the underlying losses meeting the qualifying conditions and specified limits within the respective contracts. Additionally, we are subject to the risk that reinsurers may dispute their obligations to pay our claims. Our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results, and financial condition. For additional information, see Part II, Item 8, Note 6 “Reinsurance.”

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

As part of our growth strategy, we will continue to evaluate acquisition opportunities. Any acquisitions involve a number of risks that could materially adversely affect our business and operating results, including:

●	problems integrating the acquired operations into our existing business;

●	operating and underwriting results of the acquired operations not meeting our expectations;

●	diversion of management’s time and attention from our existing business;

●	higher than anticipated capital requirements;

●	difficulties in retaining business relationships with agents and policyholders of the acquired company;

●	risks associated with entering markets in which we lack extensive prior experience;

●	tax issues associated with acquisitions;

●	acquisition-related disputes, including disputes over contingent consideration and escrows;

●	loss of key employees of the acquired company;

●	impairment of related goodwill and intangible assets; and

●	changes in strategy resulting in the sale of an acquired business which may result in a capital loss.

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

In 2023, 2022, and 2021, our direct premiums written generated from the multi-peril crop insurance line of business were 10.2%, 12.8%, and 12.0%, respectively, of total written premiums. Through the FCIC, the U.S. government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The U.S. government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our revenues and income.

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

In addition, certain provisions of our Articles of Incorporation, such as the prohibition of cumulative voting for the election of directors and the prohibition on any person or group acquiring and having the right to vote in excess of 10% of our outstanding stock without the prior approval of the Board of Directors will make removal of the Company’s management difficult.

Our status as an insurance holding company with no direct operations could adversely affect our ability to fund operations, execute future share repurchases, or meet potential future shareholder dividend and/or debt obligations.

NI Holdings is an insurance holding company that transacts substantially all of its business through its subsidiaries. A significant source of funds available to us for the payment of operating expenses, share repurchases, and potential future dividends to shareholders and/or debt servicing are management fees, dividends from our subsidiaries, or other sources of capital. The payment of dividends by our subsidiaries are restricted by North Dakota’s insurance law. If we are unable to obtain dividends from our subsidiaries as needed to fund our operations, our business and financial results could be adversely affected.

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

Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay claims and operating expenses. Changes in interest rates and credit quality may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed income securities. Such conditions could give rise to significant realized and unrealized investment losses or the impairment of securities. Potential higher interest rates could reduce the carrying value of our fixed income and short-term investments, negatively impacting the Company’s carrying value in the short-term. Over the long-term, however, higher interest rates would provide an incremental benefit to our net investment income as excess cash and the proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize any forced sales within the portfolio. However, even with such monitoring efforts, we may be forced to sell securities at a loss, which would adversely affect our results of operations.

We also invest a portion of our assets in equity securities, which are subject to greater volatility in their investment returns than fixed income investments. Unlike fixed income securities, the changes in the fair value of our equity securities are recognized in net income. General economic conditions, stock market volatility, changes in tax laws, and many other factors beyond our control can adversely affect the value of these securities and potentially reduce our net investment income and/or lead to net investment losses.

Any significant or long-running negative changes in the fixed income or equity markets could have a material adverse effect on our financial condition, results of operations, or cash flows. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in asset-backed and mortgage-backed securities. Because our investment portfolio is the largest component of our assets and a multiple of our shareholders’ equity, adverse changes in economic conditions could result in impairments that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies, or municipalities in which we maintain investment holdings. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity risk is an important and evolving focus for the Company. The increased sophistication and activities of unauthorized parties attempting to access our systems is an ever-present risk. Cybersecurity risks may also arise from human error, fraud, or malice on the part of employees or third parties who have authorized access to our systems or information.

Our information security program is directly managed by a dedicated Director of Information Systems, whose team is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Company employees are periodically required to affirm their understanding of several policies and standards, including those related to cybersecurity. Our cybersecurity strategy is primarily focused on network security, data security, vulnerability management, incident management, and disaster recovery. We utilize internal resources as well as third-party consultants and vendors to periodically conduct cybersecurity vulnerability testing, facilitate employee training, perform system assessments, and provide recommendations based on industry best practices.

The Director of Information Systems provides periodic reports to our ERMC related to cybersecurity risks and threats, the status of projects to strengthen our information security systems and controls, assessments of the information security program and related third-party service providers, and the emerging threat landscape. The ERMC provides oversight and support related to our cybersecurity program and consists of our Chief Executive Officer, Chief Financial Officer, Director of Information Systems, and other appropriate members of senior management who possess the relevant expertise to assess and manage cybersecurity risks as part of the broader enterprise risk management process. Periodic reports are also provided to appropriate members of senior management that include information regarding prevention, detection, mitigation, and remediation efforts related to cybersecurity incidents.

Our Chief Executive Officer and Director of Information Systems also provide periodic reports to the Audit Committee of the Board of Directors regarding ERMC activities and assessments, including those related to cybersecurity and cybersecurity incidents. The

Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframes. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from management on our enterprise risk profile on an annual basis.

As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyberattacks, security breaches, or similar events affecting the technologies and systems we rely on to operate our business and to maintain and protect sensitive Company and customer data could disrupt our operations, harm our reputation, and result in material losses” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

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

Market Information

The Company’s common shares trade on the NASDAQ Capital Market under the symbol “NODK”. As of February 29, 2024, there were approximately 533 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph shows the cumulative total shareholder return (stock price increase plus dividends) on our common stock from December 31, 2018 through December 31, 2023, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the Standard & Poor’s (S&P) 1500 US P&C Insurance Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2018, and that all dividends were reinvested.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2018
6/28/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
NI Holdings, Inc.
Russell 2000
S&P 1500 P&C Insurance

Dividend Policy

Our Board of Directors continues to evaluate a potential policy of paying regular cash dividends but has not decided on the amounts that may be paid, the frequency of any payment, or when any payments may begin. Therefore, the timing and the amount of cash dividends that may be paid to shareholders in the future is uncertain. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account our financial condition and results of operations, income tax considerations, capital requirements, industry standards, and economic conditions. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

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

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. However, any future dividends may be restricted to those received from our insurance subsidiaries. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance, Direct Auto, and Westminster may pay to us. For information regarding the regulatory restrictions on dividends our insurance subsidiaries can pay, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources”, and Part II, Item 8, Note 21 “Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions”.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. At December 31, 2023, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended December 31, 2023, is presented below:

Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3) (in thousands)
October 1 – 31, 2023	—	$—	—	$2,052
November 1 – 30, 2023	—	—	—	2,052
December 1 – 31, 2023	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorizations of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the consolidated financial statements alone. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this 2023 Annual Report constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

Our premium levels and underwriting results have been, and will continue to be, influenced by market conditions. The property and casualty insurance industry has historically been characterized by soft markets (periods of relatively high levels of price competition, less restrictive underwriting practices, and generally low premium rates) followed by hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks, and relatively high premium rates). During soft markets, we may lose business to other carriers offering competitive insurance at lower rates. We may also choose to reduce our premiums or limit premium increases leading to a reduction in profit margins and revenues. Our industry is also influenced by general economic conditions, which could reduce overall premium volume for us and our competitors. Additionally, the industry is impacted by changes in customer preferences, including customer demand for direct, point-of-sale, or other non-traditional distribution channels. We regularly monitor our performance and competitive position by line of business and geographic market to determine appropriate rate actions.

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

Years ended December 31, 2023, 2022, and 2021

The consolidated net loss for the Company was $5,226 for the year ended December 31, 2023, compared to a net loss of $53,775 for the year ended December 31, 2022, and net income of $8,332 for the year ended December 31, 2021.

The major components of our revenues and net income (loss) for the three periods are shown below:

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net premiums earned	$351,137	$328,290	$299,589
Fee and other income	1,978	1,453	1,775
Net investment income	10,456	7,820	7,131
Net investment gains (losses)	2,124	(13,126)	15,479
Total revenues	$365,695	$324,437	$323,974

Components of net income (loss):
Net premiums earned	$351,137	$328,290	$299,589
Losses and loss adjustment expenses	244,412	294,432	216,379
Amortization of deferred policy acquisition costs and other underwriting and general expenses	118,790	99,034	96,289
Underwriting loss	(12,065)	(65,176)	(13,079)

Fee and other income	1,978	1,453	1,775
Net investment income	10,456	7,820	7,131
Net investment gains (losses)	2,124	(13,126)	15,479
Goodwill impairment charge	(6,756)	—	—
Income (loss) before income taxes	(4,263)	(69,029)	11,306
Income tax expense (benefit)	963	(15,254)	2,974
Net income (loss)	$(5,226)	$(53,775)	$8,332

Net Premiums Earned

	Year Ended December 31,
	2023	2022	2021
Net premiums earned:
Direct premium	$401,945	$368,886	$333,254
Assumed premium	3,570	6,550	8,035
Ceded premium	(54,378)	(47,146)	(41,700)
Total net premiums earned	$351,137	$328,290	$299,589

Net premiums earned for the year ended December 31, 2023 increased $22,847, or 7.0%, to $351,137, compared to $328,290 for the year ended December 31, 2022.

Net premiums earned for the year ended December 31, 2022 increased $28,701, or 9.6%, to $328,290, compared to $299,589 for the year ended December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Net premiums earned:
Private passenger auto	$83,360	$77,605	$72,533
Non-standard auto	87,760	66,911	58,585
Home and farm	83,389	78,381	73,792
Crop	25,817	34,721	26,848
Commercial	64,476	61,431	57,285
All other	6,335	9,241	10,546
Total net premiums earned	$351,137	$328,290	$299,589

Below are comments regarding significant changes in net premiums earned by business segment:

Private passenger auto – Net premiums earned for 2023 increased $5,755, or 7.4%, from 2022. This increase was driven by significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business production as a result of underwriting actions taken to improve profitability.

Non-standard auto – Net premiums earned for 2023 increased $20,849, or 31.2%, from 2022. This increase was driven by new business growth, improved retention, and significant rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for 2023 increased $5,008, or 6.4%, from 2022. This increase was driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These premium increases were partially offset by lower levels of new business production as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for 2023 decreased $8,904, or 25.6%, from 2022. This decrease was driven by lower commodity prices and lower muti-peril crop insurance rates, combined with fewer acres insured in the current year. In addition, the strong multi-peril crop results for the current year resulted in higher ceded premiums as required by the SRA.

Commercial – Net premiums earned for 2023 increased $3,045, or 5.0%, from 2022. This increase was driven by prior period new business growth, increased insured values which were primarily the result of higher inflationary factors, and continued increases in rate, partially offset by higher ceded premiums and the impact of underwriting actions taken to improve profitability.

All other – Net premiums earned for 2023 decreased $2,906, or 31.4%, from 2022. This decrease was driven by the decision to non-renew our participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2023	2022	2021
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$293,978	$333,397	$280,998
Assumed losses and loss adjustment expenses	1,140	2,369	6,899
Ceded losses and loss adjustment expenses	(50,706)	(41,334)	(71,518)
Total net losses and loss adjustment expenses	$244,412	$294,432	$216,379

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2023 decreased $50,020, or 17.0%, to $244,412, compared to $294,432 for the year ended December 31, 2022.

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2022 increased $78,053, or 36.1%, to $294,432, compared to $216,379 for the year ended December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Net losses and loss adjustment expenses:
Private passenger auto	$60,204	$65,420	$59,721
Non-standard auto	63,041	39,400	34,453
Home and farm	50,935	107,823	52,145
Crop	10,793	19,418	27,831
Commercial	58,745	57,216	34,779
All other	694	5,155	7,450
Total net losses and loss adjustment expenses	$244,412	$294,432	$216,379

	Year Ended December 31,
	2023	2022	2021
Loss and loss adjustment expenses ratio:
Private passenger auto	72.2%	84.3%	82.3%
Non-standard auto	71.8%	58.9%	58.8%
Home and farm	61.1%	137.6%	70.7%
Crop	41.8%	55.9%	103.7%
Commercial	91.1%	93.1%	60.7%
All other	11.0%	55.8%	70.6%
Total loss and loss adjustment expenses ratio	69.6%	89.7%	72.2%

Below are comments regarding significant changes in net losses and loss adjustment expenses, and the net loss and loss adjustment expenses ratios by business segment:

Private passenger auto – The net loss and loss adjustment expenses ratio decreased 12.1 percentage points in 2023 compared to 2022. This decrease was the result of recent significant rate increases, lower loss frequency in the current year, and favorable prior year reserve development, partially offset by elevated loss costs due to continued high levels of inflation.

Non-standard auto – The net loss and loss adjustment expenses ratio increased 12.9 percentage points in 2023 compared to 2022. This increase was driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year loss reserve development, partially offset by recent significant rate increases. We continue to take significant rate and underwriting actions as a result of these elevated losses and challenging market conditions.

Home and farm – The net loss and loss adjustment expenses ratio decreased 76.5 percentage points in 2023 compared to 2022. This decrease was driven by the much-improved loss experience as a result of having no catastrophe losses during 2023 compared to 2022, combined with improved non-catastrophe weather losses and the significant rate increases and underwriting actions we have implemented to address the profitability on these lines of business. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 72.1 percentage points of the net loss and loss adjustment expense ratio for the year ended December 31, 2022.

Crop – The net loss and loss adjustment expenses ratio decreased 14.1 percentage points in 2023 compared to 2022. This decrease was due to improved crop growing conditions in 2023 in comparison to 2022.

Commercial – The net loss and loss adjustment expenses ratio decreased 2.0 percentage points in 2023 compared to 2022. This decrease was driven by higher ceded losses in the current year, partially offset by higher levels of unfavorable prior year reserve development and elevated loss severity in the current year. We continue to take significant rate and underwriting actions to improve the segment’s profitability.

All other – The net loss and loss adjustment expenses ratio decreased 44.8 percentage points in 2023 compared to 2022. This decrease was driven by improved loss experience related to the excess liability lines of business.

Underwriting and General Expenses and Expense Ratio

	Year Ended December 31,
	2023	2022	2021
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$82,991	$66,803	$64,574
Other underwriting and general expenses	35,799	32,231	31,715
Total underwriting and general expenses	$118,790	$99,034	$96,289

Expense ratio	33.8%	30.2%	32.1%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 3.6 percentage points in the year ended December 31, 2023, compared to the same period in 2022. The increase in amortization of deferred policy acquisition costs was driven by higher deferrable costs resulting from overall premium growth compared to the prior year, including significant growth in the non-standard auto segment which generally pays higher agent commissions than our other segments. The increase in other underwriting and general expenses was due to the impact of continued high levels of inflation and 2022 expenses being favorably impacted by multi-peril crop insurance final settlements.

Underwriting Gain (Loss) and Combined Ratio

	Year Ended December 31,
	2023	2022	2021
Underwriting gain (loss):
Private passenger auto	$(1,341)	$(9,416)	$(7,704)
Non-standard auto	(12,654)	622	1,362
Home and farm	7,752	(52,512)	(475)
Crop	8,762	12,294	(9,195)
Commercial	(18,576)	(17,958)	2,506
All other	3,992	1,794	427
Total underwriting loss	$(12,065)	$(65,176)	$(13,079)

	Year Ended December 31,
	2023	2022	2021
Combined ratio:
Private passenger auto	101.6%	112.1%	110.6%
Non-standard auto	114.4%	99.1%	97.7%
Home and farm	90.7%	167.0%	100.7%
Crop	66.1%	64.6%	134.3%
Commercial	128.8%	129.2%	95.6%
All other	37.0%	80.6%	95.9%
Total combined ratio	103.4%	119.9%	104.3%

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

The total underwriting loss decreased $53,111, or 81.5%, for the year ended December 31, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses section above.

The overall combined ratio decreased 16.5 percentage points in the year ended December 31, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses section above.

Fee and Other Income

We had fee and other income of $1,978 for the year ended December 31, 2023, compared to $1,453 for the year ended December 31, 2022, and $1,775 for the year ended December 31, 2021. Fee income is largely attributable to the non-standard auto segment and is a key component in measuring its profitability. Fee and other income for non-standard auto increased to $1,293 for the year ended December 31, 2023, from $831 for the year ended December 31, 2022, due to an increase in policies that generate fee income.

Goodwill Impairment Charge

We had a goodwill impairment charge of $6,756 for the year ended December 31, 2023, compared to $0 for the years ended December 31, 2022 and 2021. See Part II, Item 8, Note 10 “Goodwill and Other Intangibles” for additional information.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Year Ended December 31,
	2023	2022	2021
Average cash and invested assets	$408,845	$455,366	$502,375
Net investment income	$10,456	$7,820	$7,131

Gross return on average cash and invested assets	3.4%	2.5%	2.1%
Net return on average cash and invested assets	2.6%	1.7%	1.4%

Net investment income increased $2,636 for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by higher reinvestment rates as well as a strategic increased allocation to fixed income securities in our investment portfolio. Net investment income increased $689 for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Gross and net return on average cash and invested assets increased year-over-year, driven by the higher net investment income and a higher proportion of the equity portfolio being invested in high dividend yield equities in 2023, along with a decrease in average cash and invested assets (measured at fair value). This decrease in average cash and invested assets was driven by challenging equity market conditions, particularly during the middle and later stages of 2022, combined with investment sales as a result of an unusually high number of weather-related losses in 2022.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Gross realized gains	$13,975	$7,195	$18,130
Gross realized losses, excluding credit impairment losses	(1,924)	(5,271)	(362)
Net realized gains	12,051	1,924	17,768
Change in net unrealized gain on equity securities	(9,927)	(15,050)	(2,289)
Net investment gains (losses)	$2,124	$(13,126)	$15,479

We had net realized gains of $12,051 for the year ended December 31, 2023, compared to $1,924 for the year ended December 31, 2022, and $17,768 for the year ended December 31, 2021. The year-to-date increase in net realized gains was primarily the result of a strategic liquidation of a portfolio of equity securities in the first quarter of 2023. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease in net unrealized gains on equity securities of $9,927 during the year ended December 31, 2023. The current period change in net unrealized gains on equity securities was driven by the equity portfolio liquidation noted above and the impact of changes in fair value attributable to equity market volatility. The prior year decreases were driven by the impact of changes in fair value attributable to unfavorable equity markets. We had net realized gains on the sale of equity securities of $12,633, $2,075, and $17,118 during the years ended December 31, 2023, 2022, and 2021, respectively.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $10,654 during the year ended December 31, 2023, compared to net unrealized losses of $46,362 during the year ended December 31, 2022. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income. The fixed income portfolio experienced a decrease in net unrealized gains of $9,796 during the year ended December 31, 2021.

Income (Loss) before Income Taxes

We had a pre-tax loss of $4,263 for the year ended December 31, 2023, a pre-tax loss of $69,029 for the year ended December 31, 2022, and pre-tax income of $11,306 for the year ended December 31, 2021. The year-over-year improvement in 2023 compared to 2022 was largely attributable to the significant catastrophe losses and significantly higher investment losses during 2022, partially offset by higher unfavorable prior year reserve development during 2023.

Income Tax Expense (Benefit)

We recorded income tax expense of $963 for the year ended December 31, 2023, an income tax benefit of $15,254 for the year ended December 31, 2022, and income tax expense of $2,974 for the year ended December 31, 2021. Our effective tax rate for 2023 was (22.6)% compared to an effective tax rate of 22.1% and 26.3% for 2022 and 2021, respectively. Our 2023 effective tax rate was impacted by several factors, but the current year non-taxable goodwill impairment charge was the most significant driver of the variance from the statutory rate. The valuation allowance against certain deferred income tax assets was $505 as of December 31, 2023 compared to $694 as of December 31, 2022.

Net Income (Loss)

We had a net loss before non-controlling interest of $5,226 for the year ended December 31, 2023, a net loss of $53,775 for the year ended December 31, 2022, and net income of $8,332 for the year ended December 31, 2021. The year-over-year improvement in 2023 compared to 2022 was largely attributable to the significant catastrophe losses and significantly higher investment losses during 2022, partially offset by higher unfavorable prior year reserve development during 2023.

Return on Average Equity

For the year ended December 31, 2023, we had annualized return on average equity, after non-controlling interest, of (2.2)%, compared to annualized return on average equity, after non-controlling interest, of (17.9)% and 2.4% for the years ended December 31, 2022 and 2021, respectively.

Average equity is calculated as the average between beginning and ending equity, excluding non-controlling interest, for the period.

Principal Revenue Items

Revenue is primarily derived from net premiums earned, net investment income, and net investment gains (losses).

Gross and Net Premiums Written

Gross premiums written is equal to direct premiums written and assumed premiums before the effect of ceded reinsurance. Gross premiums written are recognized upon sale of new insurance contracts or renewal of existing contracts. Net premiums written is equal to gross premiums written less premiums ceded to reinsurers.

Premiums Earned

Premiums earned is the earned portion of net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty policies are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies or, in the case of crop insurance, over the period of risk to the Company. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy or period of risk. Our property and casualty policies, other than some of our auto lines and the non-standard auto policies, typically have a term of twelve months.

Due to the nature of the crop planting and harvesting cycle and the deadlines for filing and processing claims under the federal crop insurance program, insurance premiums for multi-peril crop insurance are recognized and earned during the period of risk, which usually begins in spring and ends with harvest in the fall. Under the federal crop insurance program, farmers must purchase crop insurance with respect to spring planted crops by March 15. By July 15, the farmer must report the number of acres planted in each crop. On September 1, the insurer bills the farmer for the insurance premium, which is due and payable by the farmer by October 1. If the farmer does not pay the premium by such date, the insurer will charge interest at a rate of 15% because the insurer is required to pay the farmer’s portion of the premium to the FCIC by November 15, regardless of whether the farmer pays the premium to the insurer. Except for claims occurring in the spring (primarily for prevented planting and required replanting claims), claims are required to be filed with the FCIC by December 15. A different cycle exists for crops planted in the fall, such as winter wheat, but the vast majority of crop insurance we write covers crops planted in the spring.

Net Investment Income and Net Investment Gains (Losses)

We invest our excess cash in fixed income and equity securities. Investment income includes interest and dividends earned on invested assets and is reported net of investment-related expenses. Net investment gains (losses) are reported separately from net investment income. We recognize realized gains when investments are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and realized losses when investments are sold for an amount less than their cost or amortized cost or when credit impairments are recorded, as applicable. We recognize changes in unrealized gains and losses of equity securities in net income as part of net investment gains (losses). These gains and losses may be significant given the fair market value of the equity portfolio and the inherent volatility in equity markets. The changes in unrealized gains and losses on fixed income securities are recorded in other comprehensive income (loss), net of income taxes. Therefore, these changes have no impact on net income but do impact shareholders’ equity.

The portfolio of investments for NI Holdings and its insurance subsidiaries is managed by Conning, Inc., which has discretion to buy and sell securities in accordance with the investment policy approved by our Board of Directors.

Principal Expense Items

Our expenses consist primarily of losses and loss adjustment expenses, amortization of deferred policy acquisition costs, other underwriting and general expenses, and income taxes.

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

Income Taxes

Current income taxes represent amounts paid or owed to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. The generation of net losses may result in income tax benefits. As noted above, it does not include state premium taxes that are based purely on the collection of policyholder premiums.

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

Critical Accounting Policies

General

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions and that reported results of operations would not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to our traditional property and casualty insurance products, we maintain reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses). Our liability for unpaid losses and loss adjustment expenses consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2) IBNR, which represents reserves for claims that have been incurred but have not yet been reported and for the future development of reported claims. As some claims may not be reported for several years, the liability for unpaid losses and loss adjustment expenses includes significant estimates for IBNR.

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

When a catastrophe occurs, which in our case usually involves the weather perils of wind and hail, we utilize mapping technology through geographic coding of our property risks to overlay the path of the storm. This enables us to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows us to determine within a reasonable time (5 – 7 days) an estimated number of claims and estimated losses from the storm. We have also begun reviewing the results of the predicted cost of the claim generated by the catastrophe models as a reasonability check on the anticipated cost of the storm. If we estimate the damages to be in excess of the retained catastrophe amount, reinsurers are notified immediately of a potential loss so that we can quickly recover reinsurance payments once the retention is exceeded.

We estimate multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, and input from crop loss adjusters. These estimates have proven to be reasonably accurate indicators of our anticipated losses for this line of business.

Our actuaries assist with the estimation of the liability for unpaid losses and loss adjustment expenses. The actuaries prepare estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date based on established actuarial methods as described below. We then reduce the estimated ultimate loss and loss adjustment expenses by loss and loss adjustment expenses payments and case reserves carried as of the financial statement date. The actuarially determined estimate is based upon indications from various actuarial methodologies including paid chain-ladder, incurred chain-ladder, Bornhuetter-Ferguson, weighted averages of the methods, and judgment. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuaries as to what is the most appropriate for the line of business. Management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. Management may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

A further discussion of the actuarial methodologies used follows:

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

Paid and Case Incurred Loss Development (Chain-Ladder) Method — The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid or case incurred losses or loss adjustment expenses at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident year, develop the estimated ultimate losses or loss adjustment expenses. Ultimate losses or loss adjustment expenses are then selected for each accident year from the various methods employed.

Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method — The Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method utilizes the ratio of paid allocated loss adjustment expenses to paid losses and is similar to the Paid and Case Incurred Loss Development (Chain-Ladder) Method described above, except that the data projected are the ratios of paid allocated loss adjustment expenses to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate allocated loss adjustment expenses. Allocated loss adjustment expenses reserves are calculated by subtracting paid losses from ultimate allocated loss adjustment expenses.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures/staffing, inflation, weather, legal trends, and regulatory and legislative changes. The impact of many of these items on ultimate costs for losses and loss adjustment expenses is difficult to estimate. Loss reserve estimation is also affected by the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim, and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. We continually refine our estimates of unpaid losses and loss adjustment expenses in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We consider all significant facts and circumstances known at the time the liabilities for unpaid losses and loss adjustment expenses are established.

There is an inherent amount of uncertainty in the establishment of liabilities for unpaid losses and loss adjustment expenses. This uncertainty is greatest in the current and most recent accident years due to the more recent nature of the claims being reported and relatively small percentage of these claims that have been reported, investigated, and adjusted by our claims staff. Therefore, the reserves carried in these more recent accident years are generally more conservative than those carried for older accident years. As we have the opportunity to investigate and adjust the reported claims, both the case and IBNR reserves are adjusted to more closely reflect the ultimate expected loss.

Other factors that may have an impact on our case and IBNR reserves include, but are not limited to, those described below.

Changes in liability law and public attitudes regarding damage awards

Laws governing liability claims and judicial interpretations thereof can change over time, which can expand the scope of coverage anticipated by insurers when initially establishing reserves for claims. In addition, public attitudes regarding damage awards can result in judges and juries granting higher recoveries for damages than expected by claims personnel when reserves are established. In addition, these changes can result in both increased claim frequency and severity as both plaintiffs and their legal counsel perceive the opportunity for higher damage awards. Reserves established for claims that occurred in prior years would not have anticipated these legal changes and, therefore, could prove to be inadequate for the ultimate losses paid by the Company, causing us to experience adverse development and higher loss payments in future years.

Change in claims handling and/or setting case reserves

Changes in Company personnel and/or the approach to how claims are reported, adjusted, and reserved may affect the reserves we establish. As discussed above, the setting of IBNR reserves is not an exact science and involves the expert judgment of an actuary. One actuary’s reserve opinion may differ slightly from another actuary’s opinion. This is the primary reason why the IBNR reserve estimate is customarily reported as a range by a company’s actuary, which provides a company with an acceptable range to use in establishing its best estimate for IBNR reserves.

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on our case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, which is possible but unlikely as we usually settle claims in less than 50 days on average, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, we may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to deficient IBNR reserves.

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a significant catastrophe, such as a hurricane, has an impact on not only the availability and cost of building materials such as roofing and other materials, but also the availability and cost of labor. Numerous other factors could also cause claim severity to increase beyond what our historic reserves would reflect. In addition, unexpected increases in labor, healthcare, or building material costs and other factors may cause fluctuations in the ultimate development of the case reserves.

Actual settlement experience different from historical data trends

When establishing IBNR reserves, our actuaries consider many of the factors discussed above. One of the more important factors that is considered when setting reserves is the past or historical claim settlement experience. Our actuaries consider factors such as the number of files entering litigation, payment patterns, length of time it takes our claims personnel to settle the claims, and average payment amounts when estimating reserve amounts. Should future settlement patterns change due to the legal environment, our claims handling philosophy, or personnel, it may have an impact on the future claims payments, which could cause existing reserves to either be redundant (excessive) or deficient (below) compared to the actual loss amount.

Change in Reporting Lag

As discussed above, we utilize historical patterns to provide an accurate estimate of what will take place in the future. Should we experience an unexpected delay in reporting time (claims are slower to be reported than in the past), we may underestimate the anticipated number of future claims, which could cause the ultimate loss we may experience to be underestimated. A lag in reporting may be caused by changes in how claims are reported, the types or lines of business we write, our distribution system, and the geographic area where we choose to insure risk.

Due to the inherent uncertainty underlying loss reserve estimates, final resolution of the estimated liability for unpaid losses and loss adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially higher or lower in amount than current loss reserves. We reflect adjustments to the liability for unpaid losses and loss adjustment expenses in the results of operations during the period in which the estimates are changed.

Investments

Our fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized independent pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investment gains or losses on equity securities are reported in net income (loss). Investment income from fixed income securities is recognized when earned, and realized investment gains (losses) are recognized when investments are sold, the fair value of equity securities change, or credit impairments are recognized.

For additional information on our investments, see Part II, Item 8, Note 4 “Investments” and Note 5 “Fair Value Measurements”.

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, state premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

At December 31, 2023 and 2022, deferred policy acquisition costs (“DAC”) and the related liability for unearned premiums were as follows:

	December 31,
	2023	2022
Deferred policy acquisition costs	$34,120	$29,768
Liability for unearned premiums	164,100	148,513

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

Income Taxes

Current income taxes represent amounts paid or owed to the federal government and certain states whose payment is based upon net income (subject to regulatory adjustments) generated by the Company. The generation of net losses may result in income tax benefits, a portion of which may be in the form of refunds of prior income taxes paid to taxing authorities. We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the income tax bases of our assets and liabilities. A valuation allowance is established when it is more likely than not that some portion of the deferred income tax asset will not be realized. Total income taxes reflect both current income taxes and the change in the net deferred income tax asset or liability, excluding amounts attributed to accumulated other comprehensive income.

We had gross deferred income tax assets of $18,172 at December 31, 2023, and $17,900 at December 31, 2022, arising primarily from unearned premiums, loss reserve discounting, net unrealized investment losses, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which we believe it is more likely than not that it will not be realized. A valuation allowance of $505 and $694 was maintained at December 31, 2023, and December 31, 2022, respectively.

We had gross deferred income tax liabilities of $9,254 at December 31, 2023, and $8,201 at December 31, 2022, arising primarily from deferred policy acquisition costs and other intangible assets.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred income tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred income tax assets.

As of December 31, 2023, we had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax returns for the years 2020 through 2022 are open for examination.

Changing Climate Conditions

Longer-term natural catastrophe trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail, and snow. The frequency, number, and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to effectively manage catastrophe risk is dependent, in part, on our reliance on various catastrophe models, which may produce unreliable output as a result of inaccurate or incomplete data, along with the inherent uncertainty of future frequency and severity of losses. The impact of changing climate conditions on the overall insurance industry may also materially affect the availability and cost of reinsurance to us. In addition, these changes could impact the creditworthiness of issuers of securities in which we invest, subjecting our investment portfolio to increased credit and interest rate risk, with the potential for reduced investment returns and/or material realized or unrealized losses.

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities.

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2023, 2022, or 2021. This line of credit is scheduled to expire on December 13, 2024.

The changes in cash and cash equivalents for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net cash flows from operating activities	$25,970	$(30,388)	$29,168
Net cash flows from investing activities	(8,813)	25,048	(48,151)
Net cash flows from financing activities	(7,466)	(18,281)	(11,471)
Net increase (decrease) in cash and cash equivalents	$9,691	$(23,621)	$(30,454)

For the year ended December 31, 2023, net cash provided by operating activities totaled $25,970 compared to $30,388 net cash used by operating activities a year ago. This change was primarily driven by lower claim payments and the receipt of a significant income tax refund during the current period.

For the year ended December 31, 2023, net cash used by investing activities totaled $8,813 compared to $25,048 net cash provided by investing activities a year ago. This change was primarily attributable to a decrease in maturities and sales of fixed income securities and an increase in purchases of fixed income securities in the current year compared to the prior year, partially offset by an increase in sales of equity securities and a decrease in purchases of equity securities.

For the year ended December 31, 2023, net cash used by financing activities totaled $7,466 compared to $18,281 a year ago. This decrease in cash used was attributable to installment payments on the Westminster consideration payable during 2022, partially offset by an increase in share repurchases during 2023 compared to 2022.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department

30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2023 and 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the years ended December 31, 2023, 2022, or 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the years ended December 31, 2023, 2022 or 2021.

Contractual Obligations

The primary contractual obligations of the Company include gross loss and loss adjustment expenses payments as well as operating and finance lease obligations.

The Company’s unpaid losses and loss adjustment expenses were $217,119 as of December 31, 2023. Historical payment experience indicates that approximately 48% of this amount will be paid during 2024 and another 36% will be paid over the subsequent two years. The actual timing and amounts of these payments in the future may vary.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 2 “Recent Accounting Pronouncements”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk that a company will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk, and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading, or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that a company will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed income securities. Fluctuations in interest rates have a direct impact on the fair value of these securities.

We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, general economic conditions, expected rates of inflation and regulatory requirements. The portfolio duration of the fixed income securities in our investment portfolio at December 31, 2023 was 4.52 years. These fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates. These fixed income securities may experience significant fluctuations in fair value resulting from changes in interest rates and are carried as available for sale. We manage the exposure to risks associated with interest rate fluctuations through active management and consultation with our outside fixed income portfolio manager.

Higher interest rates, oftentimes correlated to inflation, reduce the carrying value of our fixed income and short-term investments, negatively impacting the Company’s book value in the short-term. Over the long-term, however, higher interest rates provide an incremental benefit to our net investment income over time as excess cash and proceeds of maturing bonds are reinvested at higher rates. We manage our exposure to interest rate increases by monitoring the duration within our investment portfolio and maintaining maturities that minimize forced sales within the portfolio.

Additionally, we hold certain fixed income securities that have call features. In a potential declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates.

If we are required to sell fixed income securities in a rising interest rate environment, we may recognize investment losses.

The table below shows the interest rate sensitivity of our fixed income securities measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(31,125)	$316,606	$(26,433)	$276,891
100 basis point increase	(15,826)	331,905	(13,504)	289,820
No change	—	347,731	—	303,324
100 basis point decrease	16,199	363,930	13,986	317,310
200 basis point decrease	32,572	380,303	28,347	331,671

The interest rate exposure of our portfolio was proportionately consistent in the current year compared to the prior year, which is expected given the generally consistent composition and duration of the fixed income portfolio over this time.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed income securities that are rated investment grade by Moody’s Investors Services, Inc. or an equivalent rating quality. We also work in conjunction with our outside fixed income portfolio manager to monitor the financial condition of all of the issuers of fixed income securities in the portfolio. Additionally, our investment policy includes diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our equity portfolio is subject to a variety of risk factors, including general economic conditions which influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of our portfolio. Our investment policy helps mitigate these risks by diversifying the portfolio and establishing parameters to help manage exposures.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of NI Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Critical Audit Matter

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

Evaluation of Losses and Loss Adjustment Expenses Reserves

Critical Audit Matter Description

On December 31, 2023, the Company’s liability for unpaid losses and loss adjustment expenses was approximately $217 million. As described in Note 3 and 8, the Company’s property and casualty insurance loss and loss expenses reserves (referred to as “losses and loss expenses reserves”), are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims as of the financial statement date. There is significant uncertainty inherent in determining management’s best estimate of the losses and loss expenses reserves, requiring the use of informed actuarially based estimates and management’s judgment. The actuarial estimate of losses and loss expenses reserves is subject to review and adjustment by Company management.

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

PCAOB ID 339

We have served as the Company’s auditor since 2016.

Fort Washington, Pennsylvania

March 15, 2024

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(dollar amounts in thousands, except par value)

	2023	2022
Assets:
Cash and cash equivalents	$56,693	$47,002
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2023 and 2022)	347,731	303,324
Equity securities, at fair value	27,767	52,393
Other investments	2,006	2,005
Total cash and investments	434,197	404,724

Premiums and agents' balances receivable (net of allowance for expected credit losses of $402 at December 31, 2023 and $425 at December 31, 2022)	74,058	62,173
Deferred policy acquisition costs	34,120	29,768
Reinsurance premiums receivable	4,061	1,647
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at December 31, 2023 and 2022)	48,969	37,575
Income tax recoverable	—	13,964
Accrued investment income	2,763	2,456
Property and equipment, net	9,897	9,843
Deferred income taxes	8,413	9,005
Receivable from Federal Crop Insurance Corporation	17,404	15,462
Goodwill and other intangibles	10,039	17,250
Other assets	10,965	10,365
Total assets	$654,886	$614,232

Liabilities:
Unpaid losses and loss adjustment expenses	$217,119	$190,459
Unearned premiums	164,100	148,513
Income tax payable	88	—
Accrued expenses and other liabilities	23,180	22,053
Total liabilities	404,487	361,025

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2023 – 20,599,908 shares, 2022 – 21,076,255 shares	230	230
Additional paid-in capital	96,294	95,671
Unearned employee stock ownership plan shares	(698)	(941)
Retained earnings	208,376	214,121
Accumulated other comprehensive income (loss), net of income taxes	(21,384)	(29,286)
Treasury stock, at cost, 2023 – 2,330,297 shares, 2022 – 1,829,635 shares	(35,177)	(28,818)
Non-controlling interest	2,758	2,230
Total shareholders’ equity	250,399	253,207

Total liabilities and shareholders’ equity	$654,886	$614,232

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2023, 2022, and 2021

(dollar amounts in thousands, except per share data)

	2023	2022	2021
Revenues:
Net premiums earned	$351,137	$328,290	$299,589
Fee and other income	1,978	1,453	1,775
Net investment income	10,456	7,820	7,131
Net investment gains (losses)	2,124	(13,126)	15,479
Total revenues	365,695	324,437	323,974

Expenses:
Losses and loss adjustment expenses	244,412	294,432	216,379
Amortization of deferred policy acquisition costs	82,991	66,803	64,574
Other underwriting and general expenses	35,799	32,231	31,715
Goodwill impairment charge	6,756	—	—
Total expenses	369,958	393,466	312,668

Income (loss) before income taxes	(4,263)	(69,029)	11,306
Income tax expense (benefit)	963	(15,254)	2,974
Net income (loss)	(5,226)	(53,775)	8,332
Net income (loss) attributable to non-controlling interest	250	(679)	(84)
Net income (loss) attributable to NI Holdings, Inc.	$(5,476)	$(53,096)	$8,416

Earnings (loss) per common share:
Basic	$(0.26)	$(2.49)	$0.39
Diluted	$(0.26)	$(2.49)	$0.39

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,159,073	21,333,389	21,424,060
Plus: Dilutive securities	—	—	232,366
Weighted average common shares used in diluted per common share calculations	21,159,073	21,333,389	21,656,426

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023, 2022, and 2021

(dollar amounts in thousands)

	2023
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(5,476)	$250	$(5,226)
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	9,709	363	10,072
Reclassification adjustment for net realized losses (gains) included in net income (loss)	582	—	582
Other comprehensive income (loss), before income taxes	10,291	363	10,654
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,389)	(85)	(2,474)
Other comprehensive income (loss), net of income taxes	7,902	278	8,180
Comprehensive income (loss)	$2,426	$528	$2,954

	2022
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(53,096)	$(679)	$(53,775)
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(44,810)	(1,703)	(46,513)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	131	20	151
Other comprehensive income (loss), before income taxes	(44,679)	(1,683)	(46,362)
Income tax benefit (expense) related to items of other comprehensive income (loss)	10,156	383	10,539
Other comprehensive income (loss), net of income taxes	(34,523)	(1,300)	(35,823)
Comprehensive income (loss)	$(87,619)	$(1,979)	$(89,598)

	2021
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$8,416	$(84)	$8,332
Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(8,827)	(319)	(9,146)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	(648)	(2)	(650)
Other comprehensive income (loss), before income taxes	(9,475)	(321)	(9,796)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,872	69	1,941
Other comprehensive income (loss), net of income taxes	(7,603)	(252)	(7,855)
Comprehensive income (loss)	$813	$(336)	$477

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023, 2022, and 2021

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2021	$230	$97,911	$(1,427)	$258,741	$12,840	(23,968)	$4,545	$348,872

Net income (loss)	—	—	—	8,416	—	—	(84)	8,332
Other comprehensive income (loss), net of income taxes	—	—	—	—	(7,603)	—	(252)	(7,855)
Purchase of treasury stock	—	—	—	—	—	(4,316)	—	(4,316)
Share-based compensation	—	2,408	—	—	—	—	—	2,408
Issuance of vested award shares	—	(2,370)	—	50	—	1,832	—	(488)
Distribution of employee stock ownership plan shares	—	217	243	—	—	—	—	460
Balance, December 31, 2021	230	98,166	(1,184)	267,207	5,237	(26,452)	4,209	347,413

Net income (loss)	—	—	—	(53,096)	—	—	(679)	(53,775)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(34,523)	—	(1,300)	(35,823)
Purchase of treasury stock	—	—	—	—	—	(4,180)	—	(4,180)
Share-based compensation	—	(40)	—	—	—	—	—	(40)
Issuance of vested award shares	—	(2,592)	—	10	—	1,814	—	(768)
Distribution of employee stock ownership plan shares	—	137	243	—	—	—	—	380
Balance, December 31, 2022	230	95,671	(941)	214,121	(29,286)	(28,818)	2,230	253,207

Net income (loss)	—	—	—	(5,476)	—	—	250	(5,226)
Other comprehensive income (loss), net of income taxes	—	—	—	—	7,902	—	278	8,180
Purchase of treasury stock	—	—	—	—		(7,278)	—	(7,278)
Share-based compensation	—	1,366	—	—	—	—	—	1,366
Issuance of vested award shares	—	(822)	—	(269)	—	919	—	(172)
Distribution of employee stock ownership plan shares	—	79	243	—	—	—	—	322
Balance, December 31, 2023	$230	$96,294	$(698)	$208,376	(21,384)	(35,177)	$2,758	$250,399

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022, and 2021

(dollar amounts in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,226)	$(53,775)	$8,332
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment losses (gains)	(2,124)	13,126	(15,479)
Deferred income tax expense (benefit)	(1,882)	(3,972)	(1,310)
Depreciation of property and equipment	826	708	694
Amortization of intangibles	455	472	472
Goodwill impairment charge	6,756	—	—
Distribution of employee stock ownership plan shares	322	380	460
Share-based compensation	1,366	(40)	2,408
Amortization of deferred policy acquisition costs	82,991	66,803	64,574
Deferral of policy acquisition costs	(87,343)	(71,624)	(65,553)
Net amortization of premiums and discounts on investments	984	1,590	2,080
Loss (gain) on sale of property and equipment	(55)	(186)	31
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(11,885)	(10,721)	(2,929)
Reinsurance premiums receivable / payable	(2,414)	(1,973)	419
Reinsurance recoverables on losses	(11,394)	(16,375)	(12,490)
Income tax recoverable / payable	14,052	(13,600)	(1,118)
Accrued investment income	(307)	68	(383)
Federal Crop Insurance Corporation receivable / payable	(1,942)	(20,424)	11,608
Other assets	(600)	9	(3,669)
Unpaid losses and loss adjustment expenses	26,660	50,797	33,912
Unearned premiums	15,587	20,724	8,426
Accrued expenses and other liabilities	1,143	7,625	(1,317)
Net cash flows from operating activities	25,970	(30,388)	29,168

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	37,904	77,965	73,015
Proceeds from sales of equity securities	39,939	26,204	44,600
Purchases of fixed income securities	(73,222)	(64,742)	(128,480)
Purchases of equity securities	(12,607)	(13,884)	(37,491)
Purchases of property and equipment	(974)	(1,162)	(739)
Proceeds from sales of property and equipment	147	667	43
Proceeds from sale of other investments and other	—	—	901
Net cash flows from investing activities	(8,813)	25,048	(48,151)

Cash flows from financing activities:
Purchases of treasury stock	(7,278)	(4,180)	(4,316)
Installment payment on Westminster consideration payable	—	(13,333)	(6,667)
Principal repayments of finance leases	(16)	—	—
Issuance of vested award shares	(172)	(768)	(488)
Net cash flows from financing activities	(7,466)	(18,281)	(11,471)

Net increase (decrease) in cash and cash equivalents	9,691	(23,621)	(30,454)

Cash and cash equivalents at beginning of period	47,002	70,623	101,077

Cash and cash equivalents at end of period	$56,693	$47,002	$70,623

Federal and state income taxes paid (net of refunds received)	$(11,102)	$2,175	$4,452

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2023, 2021, and 2020
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

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the U.S. American West began writing policies in 2002 and primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes private passenger auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

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

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies are rated “A” Excellent by AM Best, a global credit rating agency specializing in the insurance industry.

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

Prior to December 31, 2022, we were classified as an EGC and elected to use the extended transition period for complying with certain new or revised financial accounting standards from the Financial Accounting Standards Board (“FASB”) pursuant to Section 13(a) of the Exchange Act. However, beginning on December 31, 2022, we are no longer an EGC and are now unable to delay adoption of these new or revised accounting standards or take advantage of reduced corporate governance disclosures.

Adopted

Leases

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption, if necessary. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the consolidated financial statements in accordance with previous lease accounting guidance. The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease, and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $1,637 as part of other assets, a lease liability of $1,837 as part of accrued expenses and other liabilities, and an elimination of the $200 deferred rent liability in the Consolidated Balance Sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not affect the Company’s results of operations or cash flows.

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

The Company adopted the updated guidance for the year ended December 31, 2022. The adoption of this guidance resulted in an allowance for expected credit losses of $425 for premiums and agents' balances receivable. Based on the results of the receivable analyses and management’s review of our available-for-sale fixed income securities, it was determined that no allowance was required for reinsurance recoverables or available-for-sale fixed income securities at this time.

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

Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued guidance related to improving disclosures for reportable segments primarily through enhanced disclosures about significant segment expenses that are provided to the chief operating decision maker (“CODM”). This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our consolidated financial statements, which is expected to result in enhanced disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance related to improving income tax disclosures. This guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our consolidated financial statements, which is expected to result in enhanced disclosures.

3.	Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with GAAP, include our accounts and those of our wholly-owned subsidiaries, as well as Battle Creek, an entity we control via a surplus note agreement. We have eliminated all significant intercompany accounts and transactions in consolidation.

Use of Estimates

In preparing our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet, and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of credit impairments, valuation allowances for deferred income tax assets, deferred policy acquisition costs, as well as valuation and impairments of goodwill and other intangible assets. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continued appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Variable-Interest Entities

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

We control Battle Creek via a surplus note which provides us with the ability to appoint two-thirds of the Board of Directors of Battle Creek. Under the quota share reinsurance agreement that existed through December 31, 2019, Battle Creek’s operating results included only net investment income, bad debt expense, and income taxes. Effective January 1, 2020, the Company implemented an intercompany pooling reinsurance agreement, and Battle Creek’s operating results now include its participation in the underwriting results of the pool (2% during 2023, 2022, and 2021). For more information, see Part II, Item 8, Note 11 “Royalties, Dividends, and Affiliations”. Because we have concluded that we control Battle Creek, we consolidate the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek is reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheet and its net income or loss is excluded from net income or loss attributed to NI Holdings in our Consolidated Statement of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market accounts, and certain investments in highly liquid debt instruments. Cost approximates fair value for these short-term investments.

Investments

The Company’s fixed income securities and equity securities are classified as available-for-sale and carried at estimated fair value as determined by management based upon quoted market prices or a recognized independent pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on the fixed income securities, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of other comprehensive income (loss) and, accordingly, have no effect on net income (loss). Changes in unrealized investment gains or losses on equity securities are reported in net income (loss). Investment income from fixed income securities is recognized when earned, and realized investment gains (losses) are recognized when investments are sold, the fair value of equity securities change, or credit impairments are recognized.

Fair values are based on quoted market prices or independent pricing services, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts, and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net investment gains (losses), along with the change in unrealized gains and losses on equity securities. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. The carrying value of these other invested assets was $2,006 at December 31, 2023 and $2,005 at December 31, 2022.

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

The Company reports investment income accrued separately from fixed income investments, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payments.

For more information on investment valuation measurements, see Part II, Item 8, Note 5 “Fair Value Measurements”.

Revenue Recognition

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

Premiums and Agents’ Balances Receivable

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

Beginning on December 31, 2022, the premium and agents’ receivable balances are reported net of an allowance for expected credit losses. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. We recognized $425 of credit losses for these receivables at the time of adoption of CECL. Therefore, there was no beginning balance of credit losses as of January 1, 2022, and all 2022 activity was the result of adoption. As a result of the transition from the previous accounting treatment, we did not record a cumulative effect adjustment to retained earnings at the time of adoption. Given the nature of these receivables, the Company has elected to use a loss-rate method to determine the expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding and write-offs. Management may also evaluate current economic conditions and reasonable/supportable forecasts to adjust this calculation as deemed necessary.

Policy Acquisition Costs

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

Property and Equipment

We report property and equipment at cost less accumulated depreciation. Depreciation is typically computed using the straight-line method based upon estimated useful lives of the assets.

Losses and Loss Adjustment Expenses

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

We maintain liabilities for unpaid losses and loss adjustment expenses with respect to both reported and unreported claims. We establish these liabilities for the purpose of covering the ultimate costs of settling all losses incurred through the reporting date, including investigation and litigation costs. We base the amount of our liability for reported losses primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss our policyholder incurred. We determine the amount of our liability for unreported losses and loss adjustment expenses on the basis of historical information by line of insurance. Inflation is not explicitly selected in the loss reserve analysis. However, historical inflation is embedded in the estimated loss development factors. We closely monitor our liabilities and update them periodically using new information on reported claims and a variety of statistical techniques. We do not discount our liabilities for unpaid losses and loss adjustment expenses.

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

Income Taxes

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

The Company did not have any material uncertain tax positions as of December 31, 2023 and 2022. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense. The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of December 31, 2023 and 2022.

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

Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. Unearned shares related to the Company’s ESOP are not considered outstanding until they are released and allocated to plan participants. Unearned shares related to the Company’s Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) are not considered outstanding until they are earned by award participants. See Part II, Item 8, Note 12 “Benefit Plans” and Note 18 “Share-Based Compensation”.

Credit Risk

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

We maintain cash balances primarily at one bank, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. During the normal course of business, balances are maintained above the FDIC insurance limit. The Company maintains short-term investment balances in investment grade money market accounts that are insured by the Securities Investor Protection Corporation (“SIPC”) up to $500. During the normal course of business, balances for these accounts are often maintained in excess of the SIPC insurance limit.

Reinsurance

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

Goodwill and Other Intangibles

Goodwill assets arise from business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. We evaluate goodwill and other intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their fair value.

When performing our goodwill impairment analyses, we typically first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In making our assessment, we evaluate a number of factors including operating results, key changes in the reporting unit, business plans, macroeconomic conditions, and industry considerations. Inherent uncertainties exist with respect to these factors and to our judgment in applying them when we make our assessment, and impairment of goodwill and other intangibles could result from changes in economic and operating conditions in future periods. We may also choose to bypass the qualitative assessment in any period for any reporting unit and proceed directly to performing the quantitative assessment.

If our qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount or we choose to bypass the qualitative assessment, we will perform a quantitative assessment that compares the reporting unit’s carrying value with its estimated fair value. The determination of the fair value of our reporting units is based on a combination of a market approach that considers benchmark company market multiples, and an income approach that utilizes discounted cash flows. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. Should the carrying value exceed the estimated fair value, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total goodwill assigned to the reporting unit.

For the goodwill arising from the acquisition of Primero in 2014, we performed the annual qualitative assessment as of the beginning of the fourth quarter of 2023 and concluded there was no impairment of the goodwill. We also did not record any impairments of goodwill for this reporting unit during the years ended December 31, 2022 or 2021.

For the goodwill arising from the acquisition of Westminster in 2020, we determined that it was appropriate to perform a quantitative assessment during the fourth quarter of 2023. Based on our quantitative assessment as described above, we concluded that the goodwill related to Westminster was fully impaired as of December 31, 2023, primarily due to Westminster’s actual and expected future performance being well below initial projections and expectations. We did not record any impairments of goodwill for this reporting unit during the years ended December 31, 2022 or 2021.

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the Direct Auto trade name was amortized over five years from the August 31, 2018 acquisition/valuation date. The favorable lease contract and VOBA assets have been fully amortized. We did not record any impairments of the intangible assets for this reporting unit during the years ended December 31, 2023, 2022 or 2021.

Other intangible assets arising from the acquisition of Westminster represent the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset has an indefinite life, while the distribution networks asset and Westminster trade name are being amortized over twenty years and ten years, respectively, from the January 1, 2020 acquisition/valuation date. The VOBA asset has been fully amortized. We did not record any impairments of the other intangible assets for this reporting unit during the years ended December 31, 2023, 2022 or 2021.

4.	Investments

The amortized cost and estimated fair value of fixed income securities as of December 31, 2023 and 2022, were as follows:

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,998	$—	$—	$(736)	$10,262
Obligations of states and political subdivisions	55,769	—	408	(4,716)	51,461
Corporate securities	152,630	—	442	(10,856)	142,216
Residential mortgage-backed securities	66,362	—	180	(5,379)	61,163
Commercial mortgage-backed securities	33,532	—	148	(4,241)	29,439
Asset-backed securities	52,692	—	142	(3,805)	49,029
Redeemable preferred stocks	4,747	—	—	(586)	4,161
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

	December 31, 2022
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,174	$—	$1	$(1,008)	$10,167
Obligations of states and political subdivisions	60,342	—	38	(6,454)	53,926
Corporate securities	136,837	—	109	(15,787)	121,159
Residential mortgage-backed securities	53,254	—	85	(5,846)	47,493
Commercial mortgage-backed securities	30,837	—	—	(4,702)	26,135
Asset-backed securities	45,786	—	—	(5,061)	40,725
Redeemable preferred stocks	4,747	—	—	(1,028)	3,719
Total fixed income securities	$342,977	$—	$233	$(39,886)	$303,324

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,612	$9,436
After one year through five years	75,794	72,602
After five years through ten years	86,185	79,281
After ten years	47,806	42,620
Mortgage / asset-backed securities	152,586	139,631
Redeemable preferred stocks	4,747	4,161
Total fixed income securities	$376,730	$347,731

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,130	$9,971
After one year through five years	81,879	77,031
After five years through ten years	76,648	65,966
After ten years	39,696	32,284
Mortgage / asset-backed securities	129,877	114,353
Redeemable preferred stocks	4,747	3,719
Total fixed income securities	$342,977	$303,324

Fixed income securities with a fair value of $6,403 at December 31, 2023, and $6,613 at December 31, 2022, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,018	$(736)	$9,018	$(736)
Obligations of states and political subdivisions	5,239	(359)	36,194	(4,357)	41,433	(4,716)
Corporate securities	8,018	(93)	110,117	(10,763)	118,135	(10,856)
Residential mortgage-backed securities	12,054	(104)	33,341	(5,275)	45,395	(5,379)
Commercial mortgage-backed securities	2,678	(5)	23,713	(4,236)	26,391	(4,241)
Asset-backed securities	4,463	(18)	30,200	(3,787)	34,663	(3,805)
Redeemable preferred stocks	—	—	4,161	(586)	4,161	(586)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

	December 31, 2022
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$7,078	$(537)	$2,587	$(471)	$9,665	$(1,008)
Obligations of states and political subdivisions	40,213	(3,554)	9,045	(2,900)	49,258	(6,454)
Corporate securities	76,645	(7,944)	39,683	(7,843)	116,328	(15,787)
Residential mortgage-backed securities	21,017	(1,805)	18,519	(4,041)	39,536	(5,846)
Commercial mortgage-backed securities	18,932	(2,674)	7,204	(2,028)	26,136	(4,702)
Asset-backed securities	18,904	(1,522)	21,809	(3,539)	40,713	(5,061)
Redeemable preferred stocks	3,015	(732)	705	(296)	3,720	(1,028)
Total fixed income securities	$185,804	$(18,768)	$99,552	$(21,118)	$285,356	$(39,886)

We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income securities by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard or during the year ended December 31, 2023. Therefore, there was no beginning or ending balance of credit losses for the years ended December 31, 2022 and 2023. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” for additional information.

Net investment income consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Fixed income securities	$11,506	$9,226	$8,489
Equity securities	1,118	1,485	1,221
Real estate	622	595	625
Cash and cash equivalents	579	30	4
Total gross investment income	13,825	11,336	10,339
Investment expenses	3,369	3,516	3,208
Net investment income	$10,456	$7,820	$7,131

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Gross realized gains:
Fixed income securities	$1	$117	$677
Equity securities	13,974	7,078	17,453
Total gross realized gains	13,975	7,195	18,130

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(583)	(268)	(27)
Equity securities	(1,341)	(5,003)	(335)
Total gross realized losses, excluding credit impairment losses	(1,924)	(5,271)	(362)

Net realized gains	12,051	1,924	17,768

Change in net unrealized gain on equity securities	(9,927)	(15,050)	(2,289)
Net investment gains (losses)	$2,124	$(13,126)	$15,479

5.	Fair Value Measurements

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

The Company uses quoted values and other data provided by an independent pricing service in its process for determining fair values of its investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed income securities that have quoted prices in active markets, market quotations are provided. For fixed income securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that the Company’s independent pricing service utilizes may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option-adjusted spread model to develop prepayment and interest rate scenarios.

Should the independent pricing service be unable to provide a fair value estimate, we would first attempt to obtain a fair value estimate from our third-party investment advisors who utilize different independent pricing services. If unsuccessful, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where the Company would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisors who utilize different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the years ended December 31, 2023, 2022, or 2021. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at December 31, 2023 or 2022.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,262	$—	$10,262	$—
Obligations of states and political subdivisions	51,461	—	51,461	—
Corporate securities	142,216	—	142,216	—
Residential mortgage-backed securities	61,163	—	61,163	—
Commercial mortgage-backed securities	29,439	—	29,439	—
Asset-backed securities	49,029	—	49,029	—
Redeemable preferred stock	4,161	—	4,161	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Common stock	25,890	25,890	—	—
Non-redeemable preferred stock	1,877	1,877	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,167	$—	$10,167	$—
Obligations of states and political subdivisions	53,926	—	53,926	—
Corporate securities	121,159	—	121,159	—
Residential mortgage-backed securities	47,493	—	47,493	—
Commercial mortgage-backed securities	26,135	—	26,135	—
Asset-backed securities	40,725	—	40,725	—
Redeemable preferred stocks	3,719	—	3,719	—
Total fixed income securities	303,324	—	303,324	—

Equity securities:
Common stock	50,699	50,699	—	—
Non-redeemable preferred stocks	1,694	1,694	—	—
Total equity securities	52,393	52,393	—	—

Money market accounts and cash equivalents	27,255	27,255	—	—
Total assets at fair value	$382,972	$79,648	$303,324	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2023 or 2022.

6.	Reinsurance

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

During the year ended December 31, 2023, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the FCIC.

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

During the year ended December 31, 2021, the Company maintained property catastrophe reinsurance protection covering $117,000 in excess of a $10,000 retention. Additionally, per risk excess of loss treaties provided coverage of $4,300 in excess of $700 for property risks and $11,300 in excess of $700 for casualty risks, with facultative contracts in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the FCIC.

The Company experienced multiple catastrophe events during 2022 which resulted in reinsurance recoveries of $5,362 as of December 31, 2023. The Company experienced one catastrophe event during 2021 which resulted in a reinsurance recovery of $5,764 as of December 31, 2023.

For 2024, the Company’s catastrophe retention and retention limit will remain consistent with the prior year, and there were no changes made to limits, retentions, or attachment points in our other reinsurance contracts.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the CECL model. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong financial strength ratings. At December 31, 2023, and December 31, 2022, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Year Ended December 31,
	2023		2022		2021
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$418,399	$401,945	$389,706	$368,886	$342,215	$333,254
Assumed premium	3,098	3,570	6,299	6,550	8,183	8,035
Ceded premium	(54,848)	(54,378)	(46,993)	(47,146)	(42,629)	(41,700)
Net premiums	$366,649	$351,137	$349,012	$328,290	$307,769	$299,589

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Year Ended December 31,
	2023	2022	2021
Direct losses and loss adjustment expenses	$293,978	$333,397	$280,998
Assumed losses and loss adjustment expenses	1,140	2,369	6,899
Ceded losses and loss adjustment expenses	(50,706)	(41,334)	(71,518)
Net losses and loss adjustment expenses	$244,412	$294,432	$216,379

If 100% of our ceded reinsurance was cancelled as of December 31, 2023, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

For the years ended December 31, 2023, 2022, and 2021, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Mutual Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

7.	Deferred Policy Acquisition Costs

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

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$29,768	$24,947	$23,968
Deferral of policy acquisition costs	87,343	71,624	65,553
Amortization of deferred policy acquisition costs	(82,991)	(66,803)	(64,574)
Balance, end of year	$34,120	$29,768	$24,947

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$190,459	$139,662	$105,750
Reinsurance recoverables on losses	37,575	21,200	8,710
Net balance, beginning of year	152,884	118,462	97,040

Incurred related to:
Current year	223,960	293,283	220,517
Prior years	20,452	1,149	(4,138)
Total incurred	244,412	294,432	216,379

Paid related to:
Current year	138,598	197,250	150,278
Prior years	90,548	62,760	44,679
Total paid	229,146	260,010	194,957

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	217,119	190,459	139,662
Reinsurance recoverables on losses	48,969	37,575	21,200
Net balance, end of year	$168,150	$152,884	$118,462

During the year ended December 31, 2023, the Company’s incurred reported losses and loss adjustment expenses included $20,452 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial and Direct Auto non-standard auto businesses partially offset by favorable development for Battle Creek, American West, and Nodak Insurance. During the year ended December 31, 2022, the Company’s incurred reported losses and loss adjustment expenses included $1,149 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial business partially offset by favorable development for Battle Creek and Nodak Insurance. During the year ended December 31, 2021, incurred reported losses and loss adjustment expenses included $4,138 of net favorable development on prior accident years, primarily attributable to the Direct Auto non-standard auto business.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The tables on the following pages present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling arrangement.

The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2014 (a) through 2015 for the Private Passenger Auto, Primero Non-Standard Auto, Home and Farm, and Crop segments, (b) through 2017 for the Direct Auto Non-Standard Auto information, and (c) through 2019 for the Westminster Commercial information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$32,548	$31,349	$30,427	$29,099	$29,144	$29,298	$29,479	$29,423	$29,409	$29,415	$(1)	11,745
2015	—	32,438	31,532	30,461	30,503	30,679	30,455	30,379	30,370	30,351	(5)	11,688
2016	—	—	40,227	39,260	39,057	39,314	38,535	38,416	38,601	38,566	24	14,325
2017	—	—	—	40,779	40,199	40,120	40,427	40,488	40,520	40,471	44	13,753
2018	—	—	—	—	44,925	43,428	43,641	43,575	43,807	43,733	206	14,675
2019	—	—	—	—	—	53,769	53,328	53,364	52,802	52,749	329	16,540
2020	—	—	—	—	—	—	46,247	48,519	47,403	47,174	680	13,541
2021	—	—	—	—	—	—	—	57,316	57,176	57,431	660	15,321
2022	—	—	—	—	—	—	—	—	66,711	65,132	1,379	16,146
2023	—	—	—	—	—	—	—	—	—	62,357	3,753	12,671
Total										$467,379

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023
2014	$22,744	$25,727	$27,076	$27,443	$28,281	$28,765	$29,239	$29,407	$29,409	$29,416
2015	—	23,401	27,171	28,933	29,598	29,795	30,120	30,355	30,355	30,355
2016	—	—	29,009	35,845	37,307	38,108	37,833	38,173	38,303	38,539
2017	—	—	—	31,033	37,050	38,331	39,738	40,111	40,294	40,315
2018	—	—	—	—	34,358	40,213	41,479	42,820	43,074	43,225
2019	—	—	—	—	—	42,414	48,414	50,370	51,556	52,060
2020	—	—	—	—	—	—	35,495	42,585	45,670	46,211
2021	—	—	—	—	—	—	—	42,326	52,256	54,243
2022	—	—	—	—	—	—	—	—	49,911	59,556
2023	—	—	—	—	—	—	—	—	—	45,452
Total										$439,372
All outstanding liabilities prior to 2014, net of reinsurance										17
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$28,022

(1) Prior years unaudited

Non- Standard Auto (Primero)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$7,297	$7,619	$7,591	$7,577	$7,612	$7,625	$7,606	$7,606	$7,606	$7,606	$—	1,838
2015	—	9,727	9,806	9,655	9,691	9,641	9,622	9,623	9,623	9,623	—	1,795
2016	—	—	9,967	10,048	10,054	10,033	10,008	9,976	9,974	9,974	—	1,741
2017	—	—	—	8,722	8,654	8,556	8,541	8,543	8,659	8,659	—	1,470
2018	—	—	—	—	10,445	11,804	11,763	11,766	11,776	11,780	—	1,801
2019	—	—	—	—	—	12,264	11,391	11,236	11,221	11,227	4	1,506
2020	—	—	—	—	—	—	9,018	8,824	8,936	9,041	21	968
2021	—	—	—	—	—	—	—	10,073	10,016	10,083	62	1,015
2022	—	—	—	—	—	—	—	—	5,905	5,780	171	586
2023	—	—	—	—	—	—	—	—	—	6,283	610	611
Total										$90,056

(1) Prior years unaudited

Non-Standard Auto (Primero)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,733	$6,707	$7,423	$7,521	$7,579	$7,605	$7,606	$7,606	$7,606	$7,606
2015	—	5,335	8,685	9,479	9,557	9,620	9,622	9,623	9,623	9,623
2016	—	—	5,409	8,882	9,790	9,912	9,974	9,976	9,974	9,974
2017	—	—	—	4,348	7,660	8,204	8,460	8,506	8,659	8,659
2018	—	—	—	—	5,492	10,536	11,616	11,730	11,766	11,772
2019	—	—	—	—	—	6,300	10,007	10,971	11,175	11,224
2020	—	—	—	—	—	—	4,112	7,645	8,657	8,882
2021	—	—	—	—	—	—	—	4,844	8,946	9,885
2022	—	—	—	—	—	—	—	—	3,203	5,178
2023	—	—	—	—	—	—	—	—	—	3,636
									Total	$86,439
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$3,617

(1) Prior years unaudited

Non- Standard Auto (Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$14,010	$9,068	$6,224	$8,381	$6,745	$6,476	$6,672	$6,524	$6,440	$6,476	$—	4,776
2015	—	17,917	14,498	13,043	10,538	10,704	10,945	10,576	10,416	10,718	(1)	9,057
2016	—	—	20,547	14,660	13,552	13,956	12,876	12,291	11,973	12,121	(31)	11,137
2017	—	—	—	23,376	18,621	15,858	14,648	13,678	13,244	13,565	(8)	11,720
2018	—	—	—	—	25,791	22,662	21,980	20,541	20,262	20,961	60	14,917
2019	—	—	—	—	—	24,932	25,473	24,574	24,879	25,432	649	10,918
2020	—	—	—	—	—	—	24,036	22,919	23,571	25,616	1,059	13,348
2021	—	—	—	—	—	—	—	30,579	30,596	35,254	1,748	14,758
2022	—	—	—	—	—	—	—	—	33,609	37,592	1,721	12,564
2023	—	—	—	—	—	—	—	—	—	44,132	15,675	11,389
Total										$231,867

(1) Prior years unaudited

Non-Standard Auto (Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018	2019	2020	2021	2022	2023
2014	$2,201	$3,573	$4,452	$5,369	$5,781	$6,151	$6,327	$6,364	$6,421	$6,447
2015	—	2,967	5,202	7,057	8,327	9,560	10,057	10,176	10,365	10,669
2016	—	—	3,526	6,272	8,559	10,603	11,058	11,519	11,820	12,010
2017	—	—	—	4,385	6,981	10,034	11,366	12,098	12,869	13,404
2018	—	—	—	—	6,034	12,285	15,204	16,759	18,723	20,430
2019	—	—	—	—	—	10,203	16,214	18,982	21,195	23,691
2020	—	—	—	—	—	—	9,965	15,401	18,503	21,537
2021	—	—	—	—	—	—	—	13,767	21,209	27,005
2022	—	—	—	—	—	—	—	—	11,766	24,355
2023	—	—	—	—	—	—	—	—	—	14,664
Total										$174,212
All outstanding liabilities prior to 2014, net of reinsurance										0
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$57,655

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$36,620	$35,981	$35,769	$35,591	$35,685	$35,534	$35,497	$35,503	$35,507	$35,765	$10	5,247
2015	—	32,740	31,804	31,300	31,577	31,446	31,612	31,600	31,601	31,599	—	3,924
2016	—	—	45,713	44,513	44,945	44,597	44,728	44,745	44,809	44,788	2	6,354
2017	—	—	—	42,112	41,593	41,882	41,779	41,804	41,640	41,590	4	4,955
2018	—	—	—	—	42,486	43,840	43,747	43,682	43,712	43,731	42	4,596
2019	—	—	—	—	—	45,334	45,828	45,471	45,352	45,106	43	5,521
2020	—	—	—	—	—	—	36,264	35,668	34,656	34,761	73	4,114
2021	—	—	—	—	—	—	—	53,079	50,322	50,759	324	5,378
2022	—	—	—	—	—	—	—	—	112,049	105,409	1,204	8,304
2023	—	—	—	—	—	—	—	—	—	57,205	3,253	3,920
Total										$490,713

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023
2014	$32,208	$35,199	$35,218	$35,371	$35,482	$35,482	$35,485	$35,503	$35,502	$35,505
2015	—	27,204	30,165	30,350	30,573	31,383	31,597	31,597	31,599	31,599
2016	—	—	37,655	44,942	44,270	44,529	44,583	44,650	44,690	44,736
2017	—	—	—	34,657	38,928	40,441	40,941	41,414	41,504	41,506
2018	—	—	—	—	37,880	42,814	43,178	43,549	43,634	43,688
2019	—	—	—	—	—	38,718	43,253	44,119	44,847	45,053
2020	—	—	—	—	—	—	29,273	33,988	34,243	34,688
2021	—	—	—	—	—	—	—	41,096	48,890	50,117
2022	—	—	—	—	—	—	—	—	92,482	101,957
2023	—	—	—	—	—	—	—	—	—	46,607
									Total	$475,456
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$15,256

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$22,688	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$—	2,268
2015	—	13,813	13,849	13,849	13,849	13,849	13,849	13,849	13,849	13,849	—	2,427
2016	—	—	20,209	19,582	19,487	19,487	19,487	19,487	19,487	19,487	—	2,806
2017	—	—	—	33,734	34,181	34,181	34,181	34,181	34,181	34,181	—	2,968
2018	—	—	—	—	12,506	11,730	11,730	11,730	11,730	11,730	—	2,147
2019	—	—	—	—	—	33,913	37,629	37,629	37,629	37,630	1	3,101
2020	—	—	—	—	—	—	28,688	28,759	28,759	28,760	1	2,442
2021	—	—	—	—	—	—	—	28,574	28,144	28,146	3	2,726
2022	—	—	—	—	—	—	—	—	21,834	20,745	11	2,021
2023	—	—	—	—	—	—	—	—	—	12,728	23	1,516
Total										$227,589

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023
2014	$17,789	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333	$20,333
2015	—	12,866	13,849	13,849	13,849	13,849	13,849	13,849	13,849	13,849
2016	—	—	16,444	19,487	19,487	19,487	19,487	19,487	19,487	19,487
2017	—	—	—	32,768	34,181	34,181	34,181	34,181	34,181	34,181
2018	—	—	—	—	10,737	11,730	11,730	11,730	11,730	11,730
2019	—	—	—	—	—	26,208	37,629	37,629	37,629	37,629
2020	—	—	—	—	—	—	27,952	28,759	28,759	28,759
2021	—	—	—	—	—	—	—	29,424	28,143	28,143
2022	—	—	—	—	—	—	—	—	20,279	20,735
2023	—	—	—	—	—	—	—	—	—	10,202
Total										$225,048
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$2,541

(1) Prior years unaudited

Commercial (Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$4,385	$4,274	$4,286	$4,428	$4,450	$4,443	$4,445	$4,443	$4,443	$4,443	$—	272
2015	—	3,082	3,258	4,019	4,218	4,293	4,238	4,294	4,290	4,317	—	278
2016	—	—	4,661	5,719	6,200	6,091	6,248	6,354	6,353	6,396	—	264
2017	—	—	—	5,552	6,249	6,838	7,347	7,905	7,855	7,900	38	320
2018	—	—	—	—	10,358	11,177	12,414	12,769	13,100	12,893	57	480
2019	—	—	—	—	—	11,658	13,051	14,564	15,370	15,764	981	423
2020	—	—	—	—	—	—	14,774	14,063	15,404	16,327	1,181	490
2021	—	—	—	—	—	—	—	30,911	35,525	39,720	6,836	626
2022	—	—	—	—	—	—	—	—	45,647	58,372	5,773	586
2023	—	—	—	—	—	—	—	—	—	39,751	12,423	309
Total										$205,883

(1) Prior years unaudited

Commercial (Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020	2021	2022	2023
2014	$3,330	$3,921	$4,151	$4,269	$4,395	$4,403	$4,410	$4,443	$4,443	$4,443
2015	—	2,126	2,794	3,332	3,950	4,206	4,231	4,287	4,290	4,317
2016	—	—	3,172	5,289	5,630	5,693	6,112	6,338	6,346	6,396
2017	—	—	—	3,573	4,927	5,865	6,576	7,206	7,512	7,612
2018	—	—	—	—	6,494	9,472	10,591	11,911	12,136	12,607
2019	—	—	—	—	—	6,294	9,925	11,056	12,993	14,627
2020	—	—	—	—	—	—	8,146	10,853	12,171	14,136
2021	—	—	—	—	—	—	—	16,269	25,105	28,660
2022	—	—	—	—	—	—	—	—	15,817	40,527
2023	—	—	—	—	—	—	—	—	—	17,134
									Total	$150,459
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$55,425

(1) Prior years unaudited

Commercial (non- Westminster)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2023
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2014	$2,180	$1,732	$1,694	$1,675	$1,650	$1,650	$1,650	$1,650	$1,650	$1,650	$—	163
2015	—	1,695	1,643	1,637	1,582	1,580	1,580	1,580	1,580	1,580	—	135
2016	—	—	2,683	2,526	2,515	2,516	2,512	2,512	2,511	2,511	—	288
2017	—	—	—	2,530	2,513	2,510	2,497	2,494	2,494	2,494	—	167
2018	—	—	—	—	1,652	1,576	1,609	1,555	1,554	1,554	—	147
2019	—	—	—	—	—	2,607	2,782	2,777	2,793	2,793	—	191
2020	—	—	—	—	—	—	2,293	2,054	2,371	2,382	—	132
2021	—	—	—	—	—	—	—	2,726	2,507	2,611	13	203
2022	—	—	—	—	—	—	—	—	4,536	3,904	62	225
2023	—	—	—	—	—	—	—	—	—	1,418	298	148
Total										$22,897

(1) Prior years unaudited

Commercial (non- Westminster)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014 (1)	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,782	$1,925	$1,563	$1,640	$1,650	$1,650	$1,650	$1,650	$1,650	$1,650
2015	—	1,274	1,796	1,818	1,580	1,580	1,580	1,580	1,580	1,580
2016	—	—	1,822	2,806	2,498	2,512	2,512	2,512	2,511	2,511
2017	—	—	—	1,530	2,465	2,497	2,497	2,494	2,494	2,494
2018	—	—	—	—	1,049	1,213	1,240	1,554	1,554	1,554
2019	—	—	—	—	—	1,917	2,712	2,717	2,793	2,793
2020	—	—	—	—	—	—	1,542	1,892	2,362	2,382
2021	—	—	—	—	—	—	—	1,687	2,345	2,372
2022	—	—	—	—	—	—	—	—	2,846	3,843
2023	—	—	—	—	—	—	—	—	—	954
Total										$22,133
All outstanding liabilities prior to 2014, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$764

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2023
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$28,037
Non-standard auto (Primero)	3,617
Non-standard auto (Direct Auto)	57,655
Home and farm	18,205
Crop	3,884
Commercial (Westminster)	97,934
Commercial (non-Westminster)	764
All other	7,023
Total liabilities for unpaid losses and loss adjustment expenses	217,119

Reinsurance recoverables on losses:
Private passenger auto	15
Non-standard auto (Primero)	—
Non-standard auto (Direct Auto)	—
Home and farm	2,949
Crop	1,343
Commercial (Westminster)	42,509
Commercial (non-Westminster)	—
All other	2,153
Total reinsurance recoverables on losses	48,969

Net liability for unpaid losses and loss adjustment expenses	$168,150

The following table presents required supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	50.8%	21.4%	11.7%	6.7%	4.3%	2.8%	1.3%	0.8%	0.2%	—
Non-Standard Auto (Primero)	75.7%	17.5%	4.4%	1.5%	0.6%	0.2%	0.1%	—	—	—
Non-Standard Auto (Direct Auto)	43.0%	25.0%	12.7%	5.4%	5.2%	4.4%	2.6%	1.6%	0.1%	—
Home and Farm	67.4%	14.6%	9.0%	4.6%	1.3%	0.6%	0.5%	0.1%	0.6%	1.3%
Crop	100.0%	—	—	—	—	—	—	—	—	—
Commercial (Westminster)	41.7%	22.1%	17.6%	10.2%	4.8%	1.6%	1.5%	0.5%	—	—
Commercial (non-Westminster)	78.9%	14.7%	3.7%	2.0%	0.7%	—	—	—	—	—

9.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,538	14,271	10 – 43 years
Electronic data processing equipment	1,441	1,310	5 – 7 years
Furniture and fixtures	2,953	2,919	5 – 7 years
Automobiles	1,319	1,310	2 – 3 years
Gross cost	21,654	21,213

Accumulated depreciation	(11,757)	(11,370)
Total property and equipment, net	$9,897	$9,843

Depreciation expense was $826, $708, and $694 during the years ended December 31, 2023, 2022, and 2021, respectively.

10.	Goodwill and Other Intangibles

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Year Ended December 31,
	2023			2022
	Non-standard Auto	Commercial	Total	Non-standard Auto	Commercial	Total
Goodwill, beginning of year	$2,628	$6,756	$9,384	$2,628	$6,756	$9,384
Impairment recognized during the period	—	(6,756)	(6,756)	—	—	—
Goodwill, end of year	$2,628	$—	$2,628	$2,628	$6,756	$9,384

Based on the qualitative analysis performed for the goodwill related to our non-standard auto segment as of the beginning of the fourth quarter of 2023, we concluded that goodwill was not impaired. We performed a quantitative assessment of the goodwill related to the Westminster acquisition during the fourth quarter of 2023, which is allocated to our commercial segment, and concluded that the goodwill was fully impaired as of December 31, 2023, resulting in a non-cash impairment charge of $6,756 in the current year. The determination of the fair value of the reporting unit was based on a combination of a market approach that considered benchmark company market multiples, and an income approach that utilized discounted cash flows. Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

We determined during our reviews that there were no impairments of goodwill for any reporting units during the years ended December 31, 2022 and 2021.

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$448	$300
Distribution network	6,700	1,489	5,211
Total subject to amortization	7,448	1,937	5,511

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$9,348	$1,937	$7,411

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$365	$383
Distribution network	6,700	1,117	5,583
Total subject to amortization	7,448	1,482	5,966

Not subject to amortization – state insurance licenses	1,900	—	1,900
Total	$9,348	$1,482	$7,866

We determined during our reviews that there were no impairments of other indefinite-lived intangible assets or finite-lived intangible assets during the years ended December 31, 2023, 2022, and 2021.

Amortization expense was $455, $472, and $472 during the years ended December 31, 2023, 2022, and 2021, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of December 31, 2023, the estimated amortization of other intangible assets with finite lives for the next five years in the period ending December 31, 2028, and thereafter is as follows:

Year ending December 31,
2024	$422
2025	422
2026	422
2027	422
2028	422
Thereafter	3,401
Total other intangible assets with finite lives	$5,511

11.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $1,603, $1,453, and $1,369 during the years ended December 31, 2023, 2022, and 2021, respectively. Royalty amounts payable of $131 and $119 were accrued as a liability to the NDFB at December 31, 2023 and 2022, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at

December 31, 2023, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2023 and 2021.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the years ended December 31, 2023, 2022, or 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the years ended December 31, 2023, 2022 or 2021.

Battle Creek Mutual Insurance Company

The following tables disclose the standalone balance sheets and statements of operations of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$2,621	$5,008
Investments	15,394	13,350
Premiums and agents’ balances receivable	5,953	5,422
Deferred policy acquisition costs	682	595
Reinsurance recoverables on losses (2)	6,918	12,597
Accrued investment income	85	59
Income tax recoverable	225	225
Deferred income taxes	706	780
Property and equipment	306	319
Other assets	97	52
Total assets	$32,987	$38,407

Liabilities:
Unpaid losses and loss adjustment expenses	$4,276	$6,453
Unearned premiums	3,269	2,959
Notes payable (1)	3,000	3,000
Pooling payable (1)	5,932	8,337
Reinsurance losses payable (2)	13,275	13,125
Accrued expenses and other liabilities	477	2,303
Total liabilities	30,229	36,177

Equity:
Non-controlling interest	2,758	2,230
Total equity	2,758	2,230

Total liabilities and equity	$32,987	$38,407

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net premiums earned	$7,023	$6,566	$5,992
Fee and other income (expense)	37	(30)	(11)
Net investment income	320	113	49
Net investment gains (losses)	1	(20)	2
Total revenues	7,381	6,629	6,032

Expenses:
Losses and loss adjustment expenses	4,888	5,889	4,328
Amortization of deferred policy acquisition costs	1,660	1,336	1,291
Other underwriting and general expenses	588	564	470
Total expenses	7,136	7,789	6,089

Income (loss) before income taxes	245	(1,160)	(57)
Income tax expense (benefit)	(5)	(481)	27
Net income (loss)	$250	$(679)	$(84)

12.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $806, $693, and $1,365 during the years ended December 31, 2023, 2022, and 2021, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $368, $325, and $914 during the years ended December 31, 2023, 2022, and 2021, respectively.

In connection with our IPO in March 2017, the Company established its ESOP, which is intended to be an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

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

The Company recognized compensation expense related to the ESOP of $322, $380, and $460 during the years ended December 31, 2023, 2022, and 2021, respectively.

Through December 31, 2023, the Company had released and allocated 170,205 ESOP shares to participants, with a remainder of 69,795 ESOP shares in suspense at December 31, 2023. Using the Company’s year-end market price of $12.99 per share, the fair value of the unearned ESOP shares was $907 at December 31, 2023.

13.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2023, 2022, or 2021. This line of credit is scheduled to expire on December 13, 2024.

14.	Income Taxes

The components of our provision for income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit)
Federal	$2,567	$(11,280)	$3,930
State	278	(2)	354
Total current	2,845	(11,282)	4,284
Deferred income tax expense (benefit)	(1,882)	(3,972)	(1,310)
Total income tax expense (benefit)	$963	$(15,254)	$2,974

The provision for income tax expense (benefit) differs from the amount that would be computed by applying the statutory federal rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$(4,263)	$(69,029)	$11,306

Expected provision for federal income taxes at 21%	$(895)	$(14,496)	$2,374

State income taxes, net of federal impact	90	(2)	474
Tax-exempt interest	(204)	(187)	(197)
Dividends received deduction	(118)	(147)	(122)
Section 832(b)(5)(B) proration amount	77	78	72
Compensation-related expenses	27	213	326
Goodwill impairment	1,419	—	—
Research and development credit	(59)	(70)	(30)
Change in valuation allowance	(189)	(314)	77
Other	815	(329)	—
Total income tax expense (benefit)	$963	$(15,254)	$2,974

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense (benefit) from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $505, $694, and $1,008 at December 31, 2023, 2022, and 2021, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Unearned premium	$7,371	$6,725
Unpaid losses and loss adjustment expenses	1,681	1,430
Net unrealized losses on investments	6,421	6,586
Net operating loss carryovers	851	1,194
Deferred compensation	579	500
Other	1,269	1,465
Total deferred income tax assets	18,172	17,900

Deferred income tax liabilities:
Deferred policy acquisition costs	7,693	6,766
Intangibles	1,243	1,356
Other	318	79
Total deferred income tax liabilities	9,254	8,201

Net deferred income tax asset	8,918	9,699

Valuation allowance	(505)	(694)
Deferred income tax asset, net	$8,413	$9,005

At December 31, 2023 and 2022, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2023, 2022, or 2021.

At December 31, 2023 and 2022, the Company, other than Battle Creek and Westminster, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek, which files its federal income tax returns on a stand-alone basis, had net operating loss carryforwards of $3,756 and $3,963 at December 31, 2023 and 2022, respectively. The net operating loss carryforwards expire through 2032.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $1,270 of net operating loss carryforward at December 31, 2022. This net operating loss carryforward expired in 2023.

15.	Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2028, and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2024. In addition, Nodak Insurance leases server equipment under a non-cancellable finance lease expiring in 2026.

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. We determine whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property or equipment for a period of time in exchange for consideration. We generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment. Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates based on the floating interest rate on our Line of Credit with Wells Fargo Bank, N.A. at the lease commencement date, as rates are not implicitly stated in most leases. Lease liabilities are included in accrued expenses and other liabilities and right-of-use assets are included in other assets in the Consolidated Balance Sheet.

There were expenses of $407, $391, and $250 related to these leases during the years ended December 31, 2023, 2022, and 2021, respectively.

Additional information regarding the Company’s leases are as follows:

	As of and For the Year Ended December 31,
	2023	2022
Operating lease cost	$389	$391
Finance lease cost:
Amortization of right-of-use assets	14	—
Interest on lease liabilities	4	—
Finance lease cost	18	—
Total lease cost	$407	$391

Other information on leases:
Cash payments included in operating cash flows from operating leases	$408	$340
Cash payments included in operating cash flows from finance leases	4	—
Cash payments included in financing cash flows from finance leases	16	—
Right-of-use assets obtained in exchange for new operating lease liabilities	247	—
Right-of-use assets obtained in exchange for new finance lease liabilities	319	—
Weighted average discount rate – operating leases	3.94%	3.25%
Weighted average discount rate – finance leases	8.50%	—
Weighted average remaining lease term in years – operating leases	5.3 years	6.3 years
Weighted average remaining lease term in years – finance leases	2.8 years	—

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2028, and thereafter, reconciled to our lease liability at December 31, 2023:

Year ending December 31,	Operating Leases	Finance Leases	Total
2024	$381	$120	$501
2025	346	120	466
2026	351	100	451
2027	356	—	356
2028	331	—	331
Thereafter	178	—	178
Total undiscounted lease payments	1,943	340	2,283
Less: present value adjustment	184	36	220
Lease liability at December 31, 2023	$1,759	$304	$2,063

16.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

17.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Year Ended December 31,
	2023	2022	2021
Shares outstanding, beginning	21,076,255	21,219,808	21,318,638
Treasury shares repurchased through stock repurchase authorization	(548,549)	(269,160)	(225,205)
Issuance of treasury shares for vesting of stock awards	47,887	101,292	102,060
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, ending	20,599,908	21,076,255	21,219,808

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the year ended December 31, 2023, excluded the weighted average effects of 76,532 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the year ended December 31, 2022, excluded the weighted average effects of 155,463 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we completed the repurchase of 548,549 shares of our common stock for $7,278, including the applicable excise tax discussed below. At December 31, 2023, $2,052 remains available under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases, subject to certain adjustments. The effective date of these provisions was January 1, 2023. The Company is not currently subject to the AMT based on our reported GAAP earnings for the past three years. For periods subsequent to the effective date of the IRA, the cost of treasury stock acquired will include any 1% excise tax imposed by the IRA. The Company does not expect the IRA to have a material impact on the Company’s financial position and results of operations.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

18.	Share-Based Compensation

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2021	115,780	$15.27
RSUs granted during 2021	58,700	18.76
RSUs earned during 2021	(66,100)	15.77
Units outstanding and unearned at December 31, 2021	108,380	16.86

RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	17.00

RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	$15.37

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2023	2022	2021
RSU compensation expense	$1,095	$952	$1,065
Income tax benefit	(249)	(216)	(242)
RSU compensation expense, net of income taxes	$846	$736	$823

Total grant-date fair value of vested RSUs at end of period	$872	$915	$1,042

At December 31, 2023, there was $891 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.63 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2021	174,600	$15.15
PSUs granted during 2021 (at target)	64,600	18.64
PSUs earned during 2021	(70,363)	16.25
Performance adjustment (1)	24,300	16.25
Forfeitures	(2,537)	16.25
Units outstanding at December 31, 2021	190,600	16.06

PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	17.00

PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	$16.53

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2023	2022	2021
PSU compensation expense (benefit)	$206	$(1,022)	$1,344
Income tax expense (benefit)	(47)	232	(305)
PSU compensation expense (benefit), net of income taxes	$159	$(790)	$1,039

Total grant-date fair value of vested PSUs at end of period	$—	$1,319	$1,143

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. As of December 31, 2023, the previously recognized compensation expense related to the PSU awards granted during 2022 was eliminated due to the Company's expectation that the threshold performance goal will not be met. The compensation expense related to the PSU awards granted during 2021 was previously eliminated. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

At December 31, 2023, there was $828 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.16 years.

19.	Allowance for Expected Credit Losses

Premiums Receivable

Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the new CECL model. The adoption of this guidance resulted in an allowance for expected credit losses of $425 for premiums and agents' balances receivable as of December 31, 2022. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of December 31, 2023, and the changes in the allowance for expected credit losses for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$62,173	$425

Current period charge for expected credit losses		335
Write-offs of uncollectible premiums receivable		358

Balance, end of period	$74,058	$402

20.	Segment Information

We have six reportable operating segments, which consist of private passenger auto insurance, non-standard auto insurance, home and farm insurance, crop insurance, commercial insurance, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2023, 2022, and 2021.

For purposes of evaluating profitability of the non-standard auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Consolidated Statement of Operations or Consolidated Balance Sheet to our operating segments. Those line items include investment income, net investment gains (losses), fee and other income excluding non-standard auto, and income tax expense (benefit) within the Consolidated Statement of Operations. For the Consolidated Balance Sheet, those items include cash and investments, property and equipment, other assets, accrued expenses and other liabilities, income taxes recoverable or payable, and shareholders’ equity.

	Year Ended December 31, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$87,431	$88,170	$93,130	$45,272	$82,590	$5,352	$401,945
Assumed premiums earned	—	—	—	2,262	—	1,308	3,570
Ceded premiums earned	(4,071)	(410)	(9,741)	(21,717)	(18,114)	(325)	(54,378)
Net premiums earned	83,360	87,760	83,389	25,817	64,476	6,335	351,137

Direct losses and loss adjustment expenses	59,385	63,041	52,455	17,669	99,677	1,751	293,978
Assumed losses and loss adjustment expenses	—	—	—	787	—	353	1,140
Ceded losses and loss adjustment expenses	819	—	(1,520)	(7,663)	(40,932)	(1,410)	(50,706)
Net losses and loss adjustment expenses	60,204	63,041	50,935	10,793	58,745	694	244,412

Gross margin	23,156	24,719	32,454	15,024	5,731	5,641	106,725

Underwriting and general expenses	24,497	37,373	24,702	6,262	24,307	1,649	118,790
Underwriting gain (loss)	(1,341)	(12,654)	7,752	8,762	(18,576)	3,992	(12,065)

Fee and other income		1,293					1,978
		(11,361)

Goodwill impairment charge	—	—	—	—	(6,756)	—	(6,756)

Net investment income							10,456
Net investment gains (losses)							2,124
Income (loss) before income taxes							(4,263)
Income tax expense (benefit)							963
Net income (loss)							(5,226)
Net income (loss) attributable to non-controlling interest							250
Net income (loss) attributable to NI Holdings, Inc.							$(5,476)

Operating Ratios:
Loss and loss adjustment expenses ratio	72.2%	71.8%	61.1%	41.8%	91.1%	11.0%	69.6%
Expense ratio	29.4%	42.6%	29.6%	24.3%	37.7%	26.0%	33.8%
Combined ratio	101.6%	114.4%	90.7%	66.1%	128.8%	37.0%	103.4%

Balances at December 31, 2023:
Premiums and agents’ balances receivable	$24,152	$19,853	$9,755	$89	$19,487	$722	$74,058
Deferred policy acquisition costs	5,834	11,966	8,005	—	7,871	444	34,120
Reinsurance recoverables on losses	15	—	2,949	1,343	42,509	2,153	48,969
Receivable from Federal Crop Insurance Corporation	—	—	—	17,404	—	—	17,404
Goodwill and other intangibles	—	2,728	—	—	7,311	—	10,039
Unpaid losses and loss adjustment expenses	28,037	61,272	18,205	3,884	98,698	7,023	217,119
Unearned premiums	35,367	36,426	48,210	—	41,374	2,723	164,100

	Year Ended December 31, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$80,410	$67,178	$88,143	$53,214	$74,764	$5,177	$368,886
Assumed premiums earned	—	—	—	2,254	—	4,296	6,550
Ceded premiums earned	(2,805)	(267)	(9,762)	(20,747)	(13,333)	(232)	(47,146)
Net premiums earned	77,605	66,911	78,381	34,721	61,431	9,241	328,290

Direct losses and loss adjustment expenses	66,250	39,400	114,195	27,146	82,817	3,589	333,397
Assumed losses and loss adjustment expenses	—	—	—	634	—	1,735	2,369
Ceded losses and loss adjustment expenses	(830)	—	(6,372)	(8,362)	(25,601)	(169)	(41,334)
Net losses and loss adjustment expenses	65,420	39,400	107,823	19,418	57,216	5,155	294,432

Gross margin	12,185	27,511	(29,442)	15,303	4,215	4,086	33,858

Underwriting and general expenses	21,601	26,889	23,070	3,009	22,173	2,292	99,034
Underwriting gain (loss)	(9,416)	622	(52,512)	12,294	(17,958)	1,794	(65,176)

Fee and other income		831					1,453
		1,453
Net investment income							7,820
Net investment gains (losses)							(13,126)
Income (loss) before income taxes							(69,029)
Income tax expense (benefit)							(15,254)
Net income (loss)							(53,775)
Net income (loss) attributable to non-controlling interest							(679)
Net income (loss) attributable to NI Holdings, Inc.							$(53,096)

Operating Ratios:
Loss and loss adjustment expenses ratio	84.3%	58.9%	137.6%	55.9%	93.1%	55.8%	89.7%
Expense ratio	27.8%	40.2%	29.4%	8.7%	36.1%	24.8%	30.2%
Combined ratio	112.1%	99.1%	167.0%	64.6%	129.2%	80.6%	119.9%

Balances at December 31, 2022:
Premiums and agents’ balances receivable	$20,669	$14,884	$9,388	$381	$16,138	$713	$62,173
Deferred policy acquisition costs	5,040	9,378	7,376	—	7,561	413	29,768
Reinsurance recoverables on losses	1,440	—	5,732	589	29,018	796	37,575
Receivable from Federal Crop Insurance Corporation	—	—	—	15,462	—	—	15,462
Goodwill and other intangibles	—	2,761	—	—	14,489	—	17,250
Unpaid losses and loss adjustment expenses	27,439	46,231	27,989	2,145	78,053	8,602	190,459
Unearned premiums	30,721	29,301	44,957	—	40,506	3,028	148,513

	Year Ended December 31, 2021
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$76,749	$58,842	$84,102	$43,541	$65,104	$4,916	$333,254
Assumed premiums earned	—	—	—	2,106	—	5,929	8,035
Ceded premiums earned	(4,216)	(257)	(10,310)	(18,799)	(7,819)	(299)	(41,700)
Net premiums earned	72,533	58,585	73,792	26,848	57,285	10,546	299,589

Direct losses and loss adjustment expenses	61,358	34,453	59,380	79,177	45,621	1,009	280,998
Assumed losses and loss adjustment expenses	—	—	—	617	—	6,282	6,899
Ceded losses and loss adjustment expenses	(1,637)	—	(7,235)	(51,963)	(10,842)	159	(71,518)
Net losses and loss adjustment expenses	59,721	34,453	52,145	27,831	34,779	7,450	216,379

Gross margin	12,812	24,132	21,647	(983)	22,506	3,096	83,210

Underwriting and general expenses	20,516	22,770	22,122	8,212	20,000	2,669	96,289
Underwriting gain (loss)	(7,704)	1,362	(475)	(9,195)	2,506	427	(13,079)

Fee and other income		1,280					1,775
		2,642
Net investment income							7,131
Net investment gains (losses)							15,479
Income (loss) before income taxes							11,306
Income tax expense (benefit)							2,974
Net income (loss)							8,332
Net income (loss) attributable to non-controlling interest							(84)
Net income (loss) attributable to NI Holdings, Inc.							$8,416

Operating Ratios:
Loss and loss adjustment expenses ratio	82.3%	58.8%	70.7%	103.7%	60.7%	70.6%	72.2%
Expense ratio	28.3%	38.9%	30.0%	30.6%	34.9%	25.3%	32.1%
Combined ratio	110.6%	97.7%	100.7%	134.3%	95.6%	95.9%	104.3%

Balances at December 31, 2021:
Premiums and agents’ balances receivable	$19,039	$8,143	$8,914	$—	$14,687	$669	$51,452
Deferred policy acquisition costs	4,949	5,978	7,271	—	6,328	421	24,947
Reinsurance recoverables on losses	1,001	—	3,467	6,953	8,722	1,057	21,200
Goodwill and other intangibles	—	2,810	—	—	14,912	—	17,722
Unpaid losses and loss adjustment expenses	26,390	43,515	19,161	6,002	32,924	11,670	139,662
Unearned premiums	28,820	18,679	42,399	—	34,672	3,219	127,789
Payable to Federal Crop Insurance Corporation	—	—	—	4,962	—	—	4,962

21.	Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Nodak Insurance:
Statutory capital and surplus	$176,783	$175,673	$221,761
Statutory unassigned surplus	171,783	170,673	216,761
Statutory net income (loss)	7,839	(29,978)	5,311

American West:
Statutory capital and surplus	15,423	14,957	18,400
Statutory unassigned surplus	9,422	8,956	12,399
Statutory net income (loss)	(38)	(3,228)	(54)

Primero:
Statutory capital and surplus	8,585	8,677	10,138
Statutory unassigned surplus	(675)	(582)	879
Statutory net income (loss)	(136)	(1,211)	127

Battle Creek:
Statutory capital and surplus	6,047	5,660	6,821
Statutory unassigned surplus	3,047	2,660	3,821
Statutory net income (loss)	146	(1,189)	(77)

Direct Auto:
Statutory capital and surplus	32,843	32,054	37,960
Statutory unassigned surplus	29,843	29,054	34,960
Statutory net income (loss)	90	(6,074)	6,451

Westminster:
Statutory capital and surplus	21,328	20,090	24,706
Statutory unassigned surplus	16,328	15,090	19,706
Statutory net income (loss)	1,200	(3,861)	1,723

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2023 and 2022 exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

Amounts available for distribution in 2024 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of insurance regulatory authorities are $134 from American West and Primero. No dividends were paid to Nodak Insurance from either entity during the years ended December 31, 2023, 2022, or 2021.

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2023 and 2021. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the years ended December 31, 2023, 2022, or 2021.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the years ended December 31, 2023, 2022 or 2021.

22.	Subsequent Event

As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company has become Battle Creek Insurance Company.

As of the conversion date, the outstanding principal of the surplus note due from Battle Creek Mutual Insurance Company to Nodak Insurance Company was $3,000,000. There was no accrued interest as of the conversion date. Battle Creek Insurance Company has issued 300,000 shares of its common stock to Nodak Insurance Company at a $10.00 per share par value and has become a 100% wholly-owned subsidiary of Nodak Insurance Company. The surplus note is considered paid in full as of the conversion date.

We are currently in the process of finalizing the accounting for this transaction, which will be reflected in the consolidated financial statements for the three months ended March 31, 2024, to be included in the first quarter 2024 Form 10-Q.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective at December 31, 2023, and that our consolidated financial statements we include in this 2023 Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Mazars USA LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023. This audit report appears in Part II, Item 8 “Financial Statements and Supplementary Data” of this 2023 Annual Report.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We continued this initiative during the annual period ending December 31, 2023, in support of the audit of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which resulted in various enhancements to our internal control over financial reporting.

Item 9B.	Other Information

10b5-1 Trading Plans

During the fourth quarter of 2023, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Adoption of 2024 Short-Term Cash Incentive Plan

On February 29, 2024, the Company’s Board of Directors approved the 2024 Short-Term Cash Incentive Plan (the “STIP”). Certain key employees, including employees who are employed to serve as executive officers, participate in the STIP as determined by the

Compensation Committee. The STIP will be administered by the Compensation Committee as authorized by the Board. Participants are eligible to receive cash bonuses based on the achievement of certain specified metrics, including based on the Company’s combined ratio, direct written premium growth, and a measurable goal set by the Chief Executive Officer, depending on the individual participant.

The foregoing summary of the STIP does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the STIP, which is attached as Exhibit 10.18 to this report and is incorporated by reference herein.

Performance Share Unit Agreement

On February 29, 2024, the Company’s Board of Directors adopted a form of Adjusted Return on Equity Performance Share Unit Agreement (the “PSU Agreement”) for PSU awards granted under the 2020 Stock and Incentive Plan. Each PSU Agreement will set forth the maximum number of PSUs to be earned, assuming achievement of the relevant adjusted return on equity over the measurement period commencing on January 1, 2024 and ending on December 31, 2026.

Achievement of the Company’s objectives relating to adjusted return on equity during the measurement period will determine the actual number of PSUs to be earned. The target number of PSUs will be divided into thirds, with one third assigned to each of the three fiscal years in the measurement period. The number of PSUs that will be earned for a fiscal year in the measurement period will be determined based on the Company’s achievement of adjusted return on equity goals for the applicable fiscal year. A PSU earned for a given fiscal year shall vest if the participant remains in service to the Company through the end of the measurement period (subject to the exceptions described below). Each PSU earned and vested will be settled in one share of the Company’s common stock. The Compensation Committee will certify performance following the measurement period no later than March 15, 2027.

If the participant dies while in service with the Company prior to the last day of the measurement period, then the number of PSUs earned for completed fiscal years at the time of death, together with one-third of the target number of PSUs for each fiscal year not completed at the time of death, shall vest and become immediately payable. If the participant’s service with the Company is terminated due to the participant’s disability, retirement, or involuntary termination due to a position elimination or reorganization (each a “qualifying termination”), before the last day of the measurement period, the PSUs will remain outstanding until the last day of the measurement period and the participant will have a fully vested interest in a pro rata number of the earned PSUs as of the last day of the measurement period. If a change in control occurs after a qualifying termination but prior to the end of the measurement period, the measurement period shall end upon the change in control, and the participant will have a vested interest in a pro rata number of the earned PSUs as of the last day of the measurement period (using the target number of PSUs for any fiscal year not completed as of the change in control). If a change in control occurs while the participant is in service to the Company, the PSUs earned for fiscal years completed as of the change in control, together with one-third of the target number of PSUs for each fiscal year not completed as of the change in control, will be earned and converted into time-based RSUs. If such RSUs are assumed in connection with the change in control, then the RSUs will become fully vested if the participant remains in service with the Company until December 31, 2026, dies while in service, resigns at retirement age, or terminates their employment due to disability or involuntary termination due to position elimination or reorganization. If the participant’s service with the Company is involuntarily terminated without cause or if the participant resigns for good reason within 24 months following a change in control but prior to December 31, 2026, any RSUs that remain unvested will vest in full and become non-forfeitable as of the date of such termination.

The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the PSU Agreement, which is attached as Exhibit 10.17 to this report and is incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 10, 2024 relating to our Annual Meeting of Shareholders that we will hold on May 21, 2024 (our “Proxy Statement”).

We have posted a copy of our Code of Ethics and Business Conduct on the Governance Highlights page of the Corporate Governance section of our website, www.niholdingsinc.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this 2023 Annual Report. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed by law or NASDAQ Listing Rules.

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

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (1)
3.1	Articles of Incorporation of NI Holdings, Inc. (1)

3.2	Articles of Amendment to the Articles of Incorporation, dated May 24, 2023. (10)
3.3	Amended and Restated Bylaws of NI Holdings, Inc., dated May 24, 2023. (10)

4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (1)
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (6)
10.1	2017 NI Holdings, Inc. Equity Incentive Plan (4)
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (1)
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.4#	Amended and Restated Employment Agreement dated as of August 8, 2023, between Seth C. Daggett and Nodak Insurance Company and NI Holdings, Inc. (7)
10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (1)
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (1)
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (1)
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (3)
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (1)
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (2)
10.12	Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (5)

10.13	NI Holdings, Inc. 2020 Stock and Incentive Plan (5)
10.14#	Form of Time-Based Restricted Stock Unit Agreement for Executives (8)
10.15#	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement (8)
10.16#	2022 NI Holdings, Inc. Short-Term Incentive Bonus (9)
10.17#*	Form of NI Holdings, Inc. Adjusted Return on Equity Performance Share Unit Agreement
10.18#*	2024 NI Holdings, Inc. Short-Term Incentive Bonus
21.1*	Subsidiaries of NI Holdings, Inc.
23.1*	Consent of Mazars USA LLP, Fort Washington, PA, PCAOB ID 339
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	NI Holdings, Inc. Incentive Compensation Recovery Policy, adopted December 1, 2023.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(4)       Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on September 18, 2017, and incorporated herein by reference.

(5)       Filed as an exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 29, 2020, and incorporated herein by reference.

(6)       Filed as an exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 10, 2021, and incorporated herein by reference.

(7)       Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-37973) filed with the SEC on August 8, 2023, and incorporated herein by reference.

(8)       Filed as an exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 9, 2022, and incorporated herein by reference.

(9)       Filed as an exhibit to the Company’s Form 10-Q (File No. 001-37973) filed with the SEC on May 6, 2022, and incorporated herein by reference.

(10)     Filed as an exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 25, 2023, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

Condensed Balance Sheets
	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$308	$3,791
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2023 and $0 at December 31, 2022)	810	1,013
Equity securities, at fair value	13	6,211
Total cash and investments	1,131	11,015

Income tax recoverable	844	946
Accrued investment income	1	2
Investment in wholly-owned subsidiaries	246,360	239,110
Deferred income taxes	427	1,088
Total assets	$248,763	$252,161

Liabilities:
Accrued expenses and other liabilities	$1,122	$1,184
Total liabilities	1,122	1,184

Shareholders’ equity	247,641	250,977
Total liabilities and shareholders’ equity	$248,763	$252,161

Condensed Statements of Operations
	Year Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$(122)	$143	$396
Net investment gains (losses)	(217)	(492)	2,119
Total revenues	(339)	(349)	2,515

Expenses:
Other underwriting and general expenses	4,612	3,002	4,543
Total expenses	4,612	3,002	4,543

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(4,951)	(3,351)	(2,028)
Income tax expense (benefit)	(111)	(1,124)	(156)
Income (loss) before equity in undistributed net income (loss) of subsidiaries	(4,840)	(2,227)	(1,872)

Equity in undistributed net income (loss) of subsidiaries	(636)	(50,869)	10,288
Net income (loss) attributable to NI Holdings, Inc.	$(5,476)	$(53,096)	$8,416

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to NI Holdings, Inc.	$(5,476)	$(53,096)	$8,416
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	15	(165)	(346)
Unrealized gain (loss) attributed to subsidiaries	7,887	(34,358)	(7,257)
Other comprehensive income (loss), net of income taxes	7,902	(34,523)	(7,603)
Comprehensive income (loss)	$2,426	$(87,619)	$813

Condensed Statements of Cash Flows
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss) attributable to NI Holdings, Inc.	$(5,476)	$(53,096)	$8,416
Adjustments to reconcile net income (loss) attributable to NI Holdings, Inc. to net cash flows from operating activities:
Equity in undistributed net income of subsidiaries	636	50,869	(10,288)
Other	2,603	359	1,159
Net adjustments	3,239	51,228	(9,129)
Net cash flows from operating activities	(2,237)	(1,868)	(713)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	223	9,942	10,103
Proceeds from sales of equity securities	6,863	4,278	7,306
Purchases of fixed income securities	—	—	(808)
Purchases of equity securities	(882)	(2,023)	(4,512)
Net cash flows from investing activities	6,204	12,197	12,089

Cash flows from financing activities:
Dividend from subsidiaries	—	3,000	—
Purchase of treasury stock	(7,278)	(4,180)	(4,316)
Installment payment on Westminster consideration payable	—	(13,333)	(6,667)
Issuance of vested award shares	(172)	(768)	(488)
Net cash flows from financing activities	(7,450)	(15,281)	(11,471)

Net decrease in cash and cash equivalents	(3,483)	(4,952)	(95)

Cash and cash equivalents at beginning of period	3,791	8,743	8,838

Cash and cash equivalents at end of period	$308	$3,791	$8,743

Note A – Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

Note B – Dividends from Subsidiaries

The Company received no cash dividends from its subsidiaries during the years ended December 31, 2023 and 2021. A cash dividend of $3,000 was received from Nodak Insurance during the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2024.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Michael J. Alexander	President and Chief Executive Officer (Principal Executive Officer), Director	March 15, 2024
Michael J. Alexander

/s/ Seth C. Daggett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
Seth C. Daggett

/s/ Eric K. Aasmundstad	Director	March 15, 2024
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 15, 2024
William R. Devlin

/s/ Duaine C. Espegard	Director	March 15, 2024
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 15, 2024
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 15, 2024
Stephen V. Marlow

/s/ Prakash Mathew	Director	March 15, 2024
Prakash Mathew

/s/ Jeffrey R. Missling	Director	March 15, 2024
Jeffrey R. Missling