Form 10-Q
period 2024-03-31
NI Holdings, Inc.
filed 2024-05-09
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    No  ☒

The number of shares of Registrant’s common stock outstanding on April 30, 2024 was 20,629,454. No preferred shares are issued or outstanding.

ii

iii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

●	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries, Direct Auto Insurance Company (acquired August 31, 2018), and Westminster American Insurance Company (acquired January 1, 2020), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;

●	the “conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

●	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

●	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;

●	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;

●	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;

●	“Battle Creek” refers to Battle Creek Mutual Insurance Company or Battle Creek Insurance Company interchangeably. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;

●	“Direct Auto” refers to Direct Auto Insurance Company. Direct Auto is a wholly-owned subsidiary of NI Holdings;

●	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;

●	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;

●	“Westminster” refers to Westminster American Insurance Company. Westminster is a wholly-owned subsidiary of NI Holdings; and

●	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may”, “will”, “should”, “likely”, “anticipates”, “expects”, “intends”, “plans”, “projects”, “believes”, “views”, “estimates”, and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;

●	strategic reviews, capital allocation objectives, dividends, and share repurchases;

●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our distribution network;

●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;

●	expectations for impact of, or changes to, existing or new government regulations or laws;

●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;

●	developments in general economic conditions, domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Form 10-Q and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2023 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$68,518	$56,693
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at March 31, 2024 and December 31, 2023)	349,772	347,731
Equity securities, at fair value	29,650	27,767
Other investments	2,006	2,006
Total cash and investments	449,946	434,197

Premiums and agents' balances receivable (net of allowance for expected credit losses of $224 at March 31, 2024, and $402 at December 31, 2023)	79,706	74,058
Deferred policy acquisition costs	36,565	34,120
Reinsurance premiums receivable	2,985	4,061
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at March 31, 2024 and December 31, 2023)	49,484	48,969
Accrued investment income	2,923	2,763
Property and equipment, net	9,708	9,897
Deferred income taxes	8,313	8,413
Receivable from Federal Crop Insurance Corporation	13,913	17,404
Goodwill and other intangibles	9,933	10,039
Other assets	11,049	10,965
Total assets	$674,525	$654,886

Liabilities:
Unpaid losses and loss adjustment expenses	$225,006	$217,119
Unearned premiums	171,418	164,100
Income tax payable	2,454	88
Accrued expenses and other liabilities	19,801	23,180
Total liabilities	418,679	404,487

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2024 – 20,629,454 shares, 2023 – 20,599,908 shares	230	230
Additional paid-in capital	96,320	96,294
Unearned employee stock ownership plan shares	(698)	(698)
Retained earnings	218,451	208,376
Accumulated other comprehensive loss, net of income taxes	(23,858)	(21,384)
Treasury stock, at cost, 2024 – 2,300,751 shares, 2023 – 2,330,297 shares	(34,599)	(35,177)
Non-controlling interest	—	2,758
Total shareholders’ equity	255,846	250,399

Total liabilities and shareholders’ equity	$674,525	$654,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net premiums earned	$85,557	$77,627
Fee and other income	412	274
Net investment income	3,553	2,239
Net investment gains	1,828	1,416
Total revenues	91,350	81,556

Expenses:
Losses and loss adjustment expenses	52,209	58,825
Amortization of deferred policy acquisition costs	20,663	18,588
Other underwriting and general expenses	10,298	9,656
Total expenses	83,170	87,069

Income (loss) before income taxes	8,180	(5,513)
Income tax expense (benefit)	1,761	(1,013)
Net income (loss)	6,419	(4,500)
Net loss attributable to non-controlling interest	—	(290)
Net income (loss) attributable to NI Holdings, Inc.	$6,419	$(4,210)

Earnings (loss) per common share:
Basic	$0.31	$(0.20)
Diluted	$0.30	$(0.20)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,932,774	21,368,956
Dilutive securities	113,305	—
Weighted average common shares used in diluted per common share calculations	21,046,079	21,368,956

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$6,419	$—	$6,419	$(4,210)	$(290)	$(4,500)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(1,817)	—	(1,817)	5,444	278	5,722
Reclassification adjustment for net realized losses included in net income (loss)	10	—	10	299	—	299
Other comprehensive income (loss), before income taxes	(1,807)	—	(1,807)	5,743	278	6,021
Income tax benefit (expense) related to items of other comprehensive income (loss)	407	—	407	(1,305)	(63)	(1,368)
Other comprehensive income (loss), net of income taxes	(1,400)	—	(1,400)	4,438	215	4,653

Comprehensive income (loss)	$5,019	$—	$5,019	$228	$(75)	$153

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net income (loss)	—	—	—	6,419	—	—	—	6,419
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,400)	—	—	(1,400)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	581	—	—	—	—	—	581
Issuance of vested award shares	—	(555)	—	(176)	—	578	—	(153)
Balance, March 31, 2024	$230	$96,320	$(698)	$218,451	$(23,858)	$(34,599)	$—	$255,846

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(4,210)	—	—	(290)	(4,500)
Other comprehensive income (loss), net of income taxes	—	—	—	—	4,438	—	215	4,653
Purchase of treasury stock	—	—	—	—	—	(621)	—	(621)
Share-based compensation	—	505	—	—	—	—	—	505
Issuance of vested award shares	—	(608)	—	(201)	—	636	—	(173)
Balance, March 31, 2023	$230	$95,568	$(941)	$209,710	$(24,848)	$(28,803)	$2,155	$253,071

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,419	$(4,500)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains	(1,828)	(1,416)
Deferred income tax expense (benefit)	507	(2,874)
Depreciation of property and equipment	243	182
Amortization of intangibles	106	118
Share-based compensation	581	505
Amortization of deferred policy acquisition costs	20,663	18,588
Deferral of policy acquisition costs	(23,108)	(20,170)
Net amortization of premiums and discounts on investments	187	290
Gain on sale of property and equipment	—	(21)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(5,648)	(2,329)
Reinsurance premiums receivable / payable	1,076	(2,121)
Reinsurance recoverables on losses	(515)	(8,067)
Accrued investment income	(160)	102
Federal Crop Insurance Corporation receivable / payable	3,491	1,428
Other assets	(84)	79
Unpaid losses and loss adjustment expenses	7,887	14,331
Unearned premiums	7,318	4,954
Income tax recoverable / payable	2,366	1,967
Accrued expenses and other liabilities	(3,355)	(5,397)
Net cash flows from operating activities	16,146	(4,351)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	7,348	11,380
Proceeds from sales of equity securities	2,963	30,389
Purchases of fixed income securities	(11,393)	(19,486)
Purchases of equity securities	(3,009)	(2,618)
Purchases of property and equipment	(52)	(293)
Proceeds from sales of property and equipment	—	56
Net cash flows from investing activities	(4,143)	19,428

Cash flows from financing activities:
Purchases of treasury stock	—	(621)
Principal repayments of finance leases	(25)	—
Issuance of vested award shares	(153)	(173)
Net cash flows from financing activities	(178)	(794)

Net increase in cash and cash equivalents	11,825	14,283

Cash and cash equivalents at beginning of period	56,693	47,002

Cash and cash equivalents at end of period	$68,518	$61,285

Federal and state income taxes paid (net of refunds received)	$(887)	$—

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

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard auto coverage in the states of Nevada, Arizona, North Dakota, and South Dakota. Primero was acquired by Nodak Insurance in 2014.

Battle Creek Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. On January 2, 2024, Battle Creek issued 300,000 shares of its common stock to Nodak Insurance at a $10.00 per share par value and became a 100% wholly-owned subsidiary of Nodak Insurance. Because we concluded that we controlled Battle Creek prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets for NI Holdings (“Consolidated Balance Sheets”) and its net income or loss was excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations for NI Holdings (“Consolidated Statements of Operations”). Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, no longer reflect a non-controlling interest.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard auto coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2023 Annual Report.

The Consolidated Balance Sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2023 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the three months ended March 31, 2024 and 2023.

Recent Accounting Pronouncements

Adopted

For information regarding accounting pronouncements that the Company adopted during the periods presented, see Item II, Part 8, Note 2 “Recent Accounting Pronouncements” section of the 2023 Annual Report.

Not Yet Adopted

Improvements to Reportable Segment Disclosures – In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance related to improving disclosures for reportable segments primarily through enhanced disclosures about significant segment expenses that are provided to the chief operating decision maker (“CODM”). This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our consolidated financial statements, which is expected to result in enhanced disclosures.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance related to improving income tax disclosures. This guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our consolidated financial statements, which is expected to result in enhanced disclosures.

3.	Investments

The amortized cost and estimated fair value of fixed income securities as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,493	$—	$5	$(801)	$11,697
Obligations of states and political subdivisions	56,491	—	240	(4,978)	51,753
Corporate securities	153,966	—	149	(11,303)	142,812
Residential mortgage-backed securities	66,825	—	86	(6,412)	60,499
Commercial mortgage-backed securities	32,779	—	119	(3,742)	29,156
Asset-backed securities	53,278	—	176	(3,729)	49,725
Redeemable preferred stocks	4,747	—	—	(617)	4,130
Total fixed income securities	$380,579	$—	$775	$(31,582)	$349,772

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,998	$—	$—	$(736)	$10,262
Obligations of states and political subdivisions	55,769	—	408	(4,716)	51,461
Corporate securities	152,630	—	442	(10,856)	142,216
Residential mortgage-backed securities	66,362	—	180	(5,379)	61,163
Commercial mortgage-backed securities	33,532	—	148	(4,241)	29,439
Asset-backed securities	52,692	—	142	(3,805)	49,029
Redeemable preferred stocks	4,747	—	—	(586)	4,161
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	March 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$13,067	$12,822
After one year through five years	75,475	71,868
After five years through ten years	85,017	77,531
After ten years	49,391	44,041
Mortgage / asset-backed securities	152,882	139,380
Redeemable preferred stocks	4,747	4,130
Total fixed income securities	$380,579	$349,772

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,612	$9,436
After one year through five years	75,794	72,602
After five years through ten years	86,185	79,281
After ten years	47,806	42,620
Mortgage / asset-backed securities	152,586	139,631
Redeemable preferred stocks	4,747	4,161
Total fixed income securities	$376,730	$347,731

Fixed income securities with a fair value of $7,569 at March 31, 2024, and $6,403 at December 31, 2023, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

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

	March 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$1,235	$(10)	$8,808	$(791)	$10,043	$(801)
Obligations of states and political subdivisions	6,293	(154)	37,359	(4,824)	43,652	(4,978)
Corporate securities	22,275	(321)	108,426	(10,982)	130,701	(11,303)
Residential mortgage-backed securities	13,391	(310)	34,005	(6,102)	47,396	(6,412)
Commercial mortgage-backed securities	2,061	(36)	24,269	(3,706)	26,330	(3,742)
Asset-backed securities	7,424	(37)	26,545	(3,692)	33,969	(3,729)
Redeemable preferred stocks	—	—	4,130	(617)	4,130	(617)
Total fixed income securities	$52,679	$(868)	$243,542	$(30,714)	$296,221	$(31,582)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,018	$(736)	$9,018	$(736)
Obligations of states and political subdivisions	5,239	(359)	36,194	(4,357)	41,433	(4,716)
Corporate securities	8,018	(93)	110,117	(10,763)	118,135	(10,856)
Residential mortgage-backed securities	12,054	(104)	33,341	(5,275)	45,395	(5,379)
Commercial mortgage-backed securities	2,678	(5)	23,713	(4,236)	26,391	(4,241)
Asset-backed securities	4,463	(18)	30,200	(3,787)	34,663	(3,805)
Redeemable preferred stocks	—	—	4,161	(586)	4,161	(586)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard and have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses as of and during the three months ended March 31, 2024 and 2023. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2023 Annual Report for additional information.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment income consisted of the following:

	Three Months Ended March 31,
	2024	2023
Fixed income securities	$3,518	$2,630
Equity securities	327	320
Real estate	158	150
Cash and cash equivalents	508	52
Total gross investment income	4,511	3,152
Investment expenses	958	913
Net investment income	$3,553	$2,239

Net investment gains consisted of the following:

	Three Months Ended March 31,
	2024	2023
Gross realized gains:
Fixed income securities	$9	$—
Equity securities	226	12,731
Total gross realized gains	235	12,731

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(19)	(299)
Equity securities	(346)	(846)
Total gross realized losses, excluding credit impairment losses	(365)	(1,145)

Net realized gains (losses)	(130)	11,586

Change in net unrealized gains on equity securities	1,958	(10,170)
Net investment gains	$1,828	$1,416

4.	Fair Value Measurements

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

Should the independent pricing service be unable to provide a fair value estimate, we would first attempt to obtain a fair value estimate from our third-party investment advisor who utilizes different independent pricing services. If unsuccessful, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where the Company would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of its investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisor who utilizes different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three-month period ended March 31, 2024, or the year ended December 31, 2023. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at March 31, 2024, or December 31, 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$11,697	$—	$11,697	$—
Obligations of states and political subdivisions	51,753	—	51,753	—
Corporate securities	142,812	—	142,812	—
Residential mortgage-backed securities	60,499	—	60,499	—
Commercial mortgage-backed securities	29,156	—	29,156	—
Asset-backed securities	49,725	—	49,725	—
Redeemable preferred stock	4,130	—	4,130	—
Total fixed income securities	349,772	—	349,772	—

Equity securities:
Common stock	27,651	27,651	—	—
Non-redeemable preferred stock	1,999	1,999	—	—
Total equity securities	29,650	29,650	—	—

Money market accounts and cash equivalents	33,098	26,837	6,261	—
Total assets at fair value	$412,520	$56,487	$356,033	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,262	$—	$10,262	$—
Obligations of states and political subdivisions	51,461	—	51,461	—
Corporate securities	142,216	—	142,216	—
Residential mortgage-backed securities	61,163	—	61,163	—
Commercial mortgage-backed securities	29,439	—	29,439	—
Asset-backed securities	49,029	—	49,029	—
Redeemable preferred stock	4,161	—	4,161	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Common stock	25,890	25,890	—	—
Non-redeemable preferred stock	1,877	1,877	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2024, or December 31, 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

5.	Reinsurance

External Reinsurance

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The Company reinsures a portion of the risks it underwrites, through these ceded reinsurance agreements, in order to control its exposure to losses. Our ceded reinsurance is placed either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts placed on substantial individual risks. These contracts do not relieve the Company from its obligations to policyholders.

During the three-month period ended March 31, 2024, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. With the exception of Westminster, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. For Westminster, per risk excess of loss treaties provided coverage of $4,000 in excess of $2,000 for property risks and $11,000 in excess of $2,000 for casualty risks. Additionally, facultative contracts are in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the Federal Crop Insurance Corporation (“FCIC”).

For the year ended December 31, 2023, the Company’s catastrophe retention and retention limit were consistent with those for the three-month period ended March 31, 2024. In addition, limits, retentions, and attachment points in our other reinsurance contracts were also consistent with those for the three-month period ended March 31, 2024 (with the exception of Westminster for which per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks).

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2023 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At March 31, 2024, and December 31, 2023, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2024
	Premiums Written	Premiums Earned
Direct premium	$102,657	$94,900
Assumed premium	137	151
Ceded premium	(9,807)	(9,494)
Net premiums	$92,987	$85,557

	Three Months Ended March 31, 2023
	Premiums Written	Premiums Earned
Direct premium	$90,556	$85,474
Assumed premium	399	576
Ceded premium	(8,459)	(8,423)
Net premiums	$82,496	$77,627

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2024	2023
Direct losses and loss adjustment expenses	$54,654	$70,861
Assumed losses and loss adjustment expenses	45	90
Ceded losses and loss adjustment expenses	(2,490)	(12,126)
Net losses and loss adjustment expenses	$52,209	$58,825

If 100% of our ceded reinsurance was cancelled as of March 31, 2024, or December 31, 2023, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

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

For the three months ended March 31, 2024, and the year ended December 31, 2023, the pooling share percentages by insurance company were:

Pool Percentage
Nodak Insurance Company	66.0%
American West Insurance Company	7.0%
Primero Insurance Company	3.0%
Battle Creek Insurance Company	2.0%
Direct Auto Insurance Company	13.0%
Westminster American Insurance Company	9.0%
Total	100.0%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

6.	Deferred Policy Acquisition Costs

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

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$34,120	$29,768
Deferral of policy acquisition costs	23,108	20,170
Amortization of deferred policy acquisition costs	(20,663)	(18,588)
Balance, end of period	$36,565	$31,350

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$217,119	$190,459
Reinsurance recoverables on losses	48,969	37,575
Net balance, beginning of period	168,150	152,884

Incurred related to:
Current year	50,925	48,854
Prior years	1,284	9,971
Total incurred	52,209	58,825

Paid related to:
Current year	12,940	14,528
Prior years	31,897	38,033
Total paid	44,837	52,561

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	225,006	204,790
Reinsurance recoverables on losses	49,484	45,642
Net balance, end of period	$175,522	$159,148

During the three months ended March 31, 2024, the Company’s incurred reported losses and loss adjustment expenses included $1,284 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Primero, which was partially offset by favorable development on prior accident years for Nodak Insurance and Battle Creek. During the three months ended March 31, 2023, the Company’s incurred reported losses and loss adjustment expenses included $9,971 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Westminster.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

8.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023	Estimated Useful Life
Cost:
Land	$1,403	$1,403	indefinite
Building and improvements	14,558	14,538	10 – 43 years
Electronic data processing equipment	1,441	1,441	5 – 7 years
Furniture and fixtures	2,953	2,953	5 – 7 years
Automobiles	1,353	1,319	2 – 3 years
Gross cost	21,708	21,654

Accumulated depreciation	(12,000)	(11,757)
Total property and equipment, net	$9,708	$9,897

Depreciation expense was $243 and $182 for the three months ended March 31, 2024 and 2023, respectively

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Non-standard Auto	Commercial	Total	Non-standard Auto	Commercial	Total
Goodwill, original recorded value	$2,628	$6,756	$9,384	$2,628	$6,756	$9,384
Accumulated impairment losses at the beginning of the period	—	(6,756)	(6,756)	—	—	—
Goodwill, beginning of period	2,628	—	2,628	2,628	6,756	9,384
Impairment recognized during the period	—	—	—	—	(6,756)	(6,756)
Goodwill, end of period	$2,628	$—	$2,628	$2,628	$—	$2,628

Based on the qualitative analyses performed for the goodwill related to our non-standard auto segment, we concluded that goodwill was not impaired as of March 31, 2024, or December 31, 2023.

During the fourth quarter of 2023, we performed a quantitative assessment of the goodwill related to the Westminster acquisition, which is allocated to our commercial segment, and concluded that the goodwill was fully impaired as of December 31, 2023, resulting in a non-cash impairment charge of $6,756. See the Part II, Item 8, Note 10 “Goodwill and Other Intangibles” section of the 2023 Annual Report for additional information.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Other Intangible Assets

The following table presents the carrying amount of the Company’s other intangible assets:

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$461	$287
Distribution network	6,700	1,582	5,118
Total subject to amortization	7,448	2,043	5,405
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$2,043	$7,305

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$448	$300
Distribution network	6,700	1,489	5,211
Total subject to amortization	7,448	1,937	5,511
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,937	$7,411

We determined during our reviews that other indefinite-lived intangible assets and finite-lived intangible assets were not impaired as of March 31, 2024, or December 31, 2023.

Amortization expense was $106 and $118 for the three months ended March 31, 2024 and 2023, respectively.

Other intangible assets that have finite lives, including trade names and distribution networks, are amortized over their useful lives. As of March 31, 2024, the estimated amortization of other intangible assets with finite lives for each of the five years in the period ending December 31, 2028, and thereafter is as follows:

Year ending December 31,
2024 (nine months remaining)	$317
2025	422
2026	422
2027	422
2028	422
Thereafter	3,400
Total other intangible assets with finite lives	$5,405

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $403 and $357 during the three months ended March 31, 2024 and 2023, respectively. Royalty amounts payable of $150 and $131 were accrued as a liability to the NDFB at March 31, 2024, and December 31, 2023, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2023, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin. For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2024, see Item II, Part 8, Note 12 “Related Party Transactions” section of the 2023 Annual Report.

Battle Creek

Prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets. Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets. The following table discloses the standalone balance sheet of Battle Creek, prior to intercompany eliminations, to illustrate the impact of including Battle Creek in our December 31, 2023, Consolidated Balance Sheet prior to demutualization:

December 31, 2023
Assets:
Cash and cash equivalents	$2,621
Investments	15,394
Premiums and agents’ balances receivable	5,953
Deferred policy acquisition costs	682
Reinsurance recoverables on losses (2)	6,918
Accrued investment income	85
Income tax recoverable	225
Deferred income taxes	706
Property and equipment	306
Other assets	97
Total assets	$32,987

Liabilities:
Unpaid losses and loss adjustment expenses	$4,276
Unearned premiums	3,269
Notes payable (1)	3,000
Pooling payable (1)	5,932
Reinsurance losses payable (2)	13,275
Accrued expenses and other liabilities	477
Total liabilities	30,229

Equity:
Non-controlling interest	2,758
Total equity	2,758

Total liabilities and equity	$32,987

(1)	Amount fully eliminated in consolidation.
(2)	Amount partly eliminated in consolidation.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

11.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsors a separate 401(k) plan. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $210 and $189 during the three months ended March 31, 2024 and 2023, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $173 and $22 during the three months ended March 31, 2024 and 2023, respectively.

In connection with our initial public offering (“IPO”) in March 2017, the Company established its Employee Stock Ownership Plan (the “ESOP”) within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

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

In connection with the establishment of the ESOP, the Company created a contra-equity account on the Consolidated Balance Sheet equal to the ESOP’s basis in the shares. The basis of those shares was set at $10.00 per share as part of the IPO. As shares are released from the ESOP suspense account, the contra-equity account is credited, which reduces the impact of the contra-equity account on the Company’s Consolidated Balance Sheets over time. The Company records compensation expense related to the shares released, equal to the number of shares released from the suspense account multiplied by the average market value of the Company’s stock during the period.

The Company recognized compensation expense related to the ESOP of $84 and $82 during the three months ended March 31, 2024 and 2023, respectively, related to the ESOP.

Through March 31, 2024, and December 31, 2023, the Company had released and allocated 170,205 ESOP shares to participants, with a remainder of 69,795 ESOP shares in suspense at March 31, 2024 and December 31, 2023. Using the Company’s quarter-end market price of $15.15 per share, the fair value of the unearned ESOP shares was $1,057 at March 31, 2024.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

12.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the three months ended March 31, 2024, or the year ended December 31, 2023. This line of credit is scheduled to expire on December 13, 2024.

13.	Income Taxes

As of January 2, 2024, Battle Creek became a 100% wholly-owned subsidiary of Nodak Insurance and will be included in the Company’s consolidated federal income tax returns beginning in 2024. For tax years 2023 and prior, Battle Creek has filed or will file its federal income tax returns on a stand-alone basis.

At March 31, 2024, and December 31, 2023, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three-month period ended March 31, 2024, or the year ended December 31, 2023.

At March 31, 2024, and December 31, 2023, the Company, other than Battle Creek, had no income tax related carryforwards for net operating losses, alternative minimum tax credits, or capital losses.

Battle Creek had net operating loss carryforwards of $3,756 at December 31, 2023. These net operating loss carryforwards expire through 2032.

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

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2023 Annual Report for additional information. We determine whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property or equipment for a period of time in exchange for consideration. We generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment. Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates based on the floating interest rate on our Line of Credit with Wells Fargo Bank, N.A. at the lease commencement date, as rates are not implicitly stated in most leases. Lease liabilities are included in accrued expenses and other liabilities and right-of-use assets are included in other assets in the Consolidated Balance Sheets.

There were expenses of $122 and $98 related to these leases during the three months ended March 31, 2024 and 2023, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$96	$98
Finance lease cost:
Amortization of right-of-use assets	20	—
Interest on lease liabilities	6	—
Finance lease cost	26	—
Total lease cost	$122	$98

Other information on leases:
Cash payments included in operating cash flows from operating leases	$101	$101
Cash payments included in operating cash flows from finance leases	6	—
Cash payments included in financing cash flows from finance leases	25	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate – operating leases	3.94%	3.25%
Weighted average discount rate – finance leases	8.50%	—
Weighted average remaining lease term in years – operating leases	5.1 years	6.1 years
Weighted average remaining lease term in years – finance leases	2.6 years	—

The following table presents the contractual maturities of the Company’s operating leases for each of the five years in the period ending December 31, 2028, and thereafter, reconciled to the Company’s operating lease liability at March 31, 2024:

Year ending December 31,	Operating Leases	Finance Leases	Total
2024 (nine months remaining)	$283	$90	$373
2025	347	120	467
2026	351	100	451
2027	356	—	356
2028	331	—	331
Thereafter	178	—	178
Total undiscounted lease payments	1,846	310	2,156
Less: present value adjustment	167	31	198
Lease liability at March 31, 2024	$1,679	$279	$1,958

15.	Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
Shares outstanding, beginning of period	20,599,908	21,076,255
Treasury shares repurchased through stock repurchase authorization	—	(46,099)
Issuance of treasury shares for vesting of restricted stock units	29,546	32,199
Shares outstanding, end of period	20,629,454	21,062,355

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the three months ended March 31, 2023, excluded the weighted average effects of 61,290 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock. During the three months ended March 31, 2023, we repurchased 46,099 shares of our common stock for $621, under our share repurchase authorization. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At March 31, 2024, $2,052 remains available under this authorization.

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan are based on salary. RSUs granted prior to 2024 vest equally over a five-year period. Effective for executive grants in 2024, the RSUs vest equally over a three-year period. The RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2023	115,360	$17.00
RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	15.37

RSUs granted during 2024	79,800	14.19
RSUs earned during 2024	(42,820)	15.59
Units outstanding and unearned at March 31, 2024	183,560	14.81

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2024	2023
RSU compensation expense	$396	$302
Income tax benefit	(90)	(69)
RSU compensation expense, net of income taxes	$306	$233

At March 31, 2024, there was $1,627 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.62 years.

Performance Share Units

The Compensation Committee has awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period, if certain performance conditions are met. The PSUs granted to employees under the Plan are based on salary and, prior to 2024, include a three-year adjusted book value cumulative growth target with threshold and stretch goals . Effective for grants made in 2024, the performance metric is calculated based on an adjusted return on equity over a three-year period, with annual resets. They will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. Dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

The Company recognizes stock-based compensation costs for PSUs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. The current cost estimates represent the Company’s forecasted performance against cumulative growth targets.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2023	190,000	$17.00
PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	16.53

PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(64,600)	18.64
Forfeitures	—	—
Units outstanding at March 31, 2024	229,000	15.12

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2024	2023
PSU compensation expense	$185	$138
Income tax benefit	(42)	(31)
PSU compensation expense, net of income taxes	$143	$107

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 150% of the initial target awards. As of December 31, 2023, the previously recognized compensation expense related to the PSU awards granted during 2022 and 2021 was eliminated due to the Company's expectation that the threshold performance goal will not be met.

At March 31, 2024, there was $1,776 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.50 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	As of and For the Three Months Ended March 31, 2024		As of and For the Three Months Ended March 31, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$74,058	$402	$62,173	$425

Current period charge for expected credit losses		(117)		90
Write-offs of uncollectible premiums receivable		(61)		(70)

Balance, end of period	$79,706	$224	$64,502	$445

19.	Segment Information

We have six reportable operating segments, which consist of private passenger auto, non-standard auto, home and farm, crop, commercial, and all other (which primarily consists of assumed reinsurance and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three-month periods ended March 31, 2024 and 2023.

For purposes of evaluating profitability of the non-standard auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary measure. As a result, these fees are allocated to the non-standard auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Consolidated Statement of Operations or Consolidated Balance Sheets to our operating segments. Those line items include net investment income, net investment gains, fee and other income excluding non-standard auto, and income tax expense (benefit) within the Unaudited Consolidated Statement of Operations. For the Consolidated Balance Sheets, those items include cash and investments, property and equipment, other assets, accrued expenses and other liabilities, income taxes recoverable or payable, and shareholders’ equity.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$23,225	$25,058	$24,245	$(204)	$21,182	$1,394	$94,900
Assumed premiums earned	—	—	—	—	—	151	151
Ceded premiums earned	(1,123)	(69)	(2,831)	(1,345)	(4,044)	(82)	(9,494)
Net premiums earned	22,102	24,989	21,414	(1,549)	17,138	1,463	85,557

Direct losses and loss adjustment expenses	11,409	16,869	12,782	(1,962)	13,976	1,580	54,654
Assumed losses and loss adjustment expenses	—	—	—	—	—	45	45
Ceded losses and loss adjustment expenses	(116)	—	(601)	405	(1,075)	(1,103)	(2,490)
Net losses and loss adjustment expenses	11,293	16,869	12,181	(1,557)	12,901	522	52,209

Gross margin	10,809	8,120	9,233	8	4,237	941	33,348

Underwriting and general expenses	6,989	10,266	6,665	1	6,081	959	30,961
Underwriting gain (loss)	3,820	(2,146)	2,568	7	(1,844)	(18)	2,387

Fee and other income		350					412
		(1,796)
Net investment income							3,553
Net investment gains							1,828
Income (loss) before income taxes							8,180
Income tax expense (benefit)							1,761
Net income (loss)							6,419
Net loss attributable to non-controlling interest							—
Net income (loss) attributable to NI Holdings, Inc.							$6,419

Operating Ratios:
Loss and loss adjustment expense ratio	51.1%	67.5%	56.9%	n/a	75.3%	35.7%	61.0%
Expense ratio	31.6%	41.1%	31.1%	n/a	35.5%	65.6%	36.2%
Combined ratio	82.7%	108.6%	88.0%	n/a	110.8%	101.3%	97.2%

Balances at March 31, 2024:
Premiums and agents’ balances receivable	$24,562	$22,720	$10,269	$—	$21,374	$781	$79,706
Deferred policy acquisition costs	6,295	12,978	8,621	—	8,191	480	36,565
Reinsurance recoverables on losses	88	—	2,970	33	43,139	3,254	49,484
Receivable from Federal Crop Insurance Corporation	—	—	—	13,913	—	—	13,913
Goodwill and other intangibles	—	2,728	—	—	7,205	—	9,933
Unpaid losses and loss adjustment expenses	25,610	65,228	20,124	92	105,904	8,048	225,006
Unearned premiums	36,095	42,641	48,751	—	41,139	2,792	171,418

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	Commercial	All Other	Total
Direct premiums earned	$20,541	$20,971	$22,433	$(10)	$20,230	$1,309	$85,474
Assumed premiums earned	—	—	—	—	—	576	576
Ceded premiums earned	(888)	(92)	(2,442)	(715)	(4,213)	(73)	(8,423)
Net premiums earned	19,653	20,879	19,991	(725)	16,017	1,812	77,627

Direct losses and loss adjustment expenses	15,624	17,038	9,523	(669)	29,322	23	70,861
Assumed losses and loss adjustment expenses	—	—	—	—	—	90	90
Ceded losses and loss adjustment expenses	1	—	(804)	(104)	(11,208)	(11)	(12,126)
Net losses and loss adjustment expenses	15,625	17,038	8,719	(773)	18,114	102	58,825

Gross margin	4,028	3,841	11,272	48	(2,097)	1,710	18,802

Underwriting and general expenses	6,418	8,994	6,205	32	6,086	509	28,244
Underwriting gain (loss)	(2,390)	(5,153)	5,067	16	(8,183)	1,201	(9,442)

Fee and other income		232					274
		(4,921)
Net investment income							2,239
Net investment gains							1,416
Income (loss) before income taxes							(5,513)
Income tax expense (benefit)							(1,013)
Net income (loss)							(4,500)
Net loss attributable to non-controlling interest							(290)
Net income (loss) attributable to NI Holdings, Inc.							$(4,210)

Operating Ratios:
Loss and loss adjustment expense ratio	79.5%	81.6%	43.6%	n/a	113.1%	5.6%	75.8%
Expense ratio	32.7%	43.1%	31.1%	n/a	38.0%	28.1%	36.4%
Combined ratio	112.2%	124.7%	74.7%	n/a	151.1%	33.7%	112.2%

Balances at March 31, 2023:
Premiums and agents’ balances receivable	$21,743	$16,642	$8,954	$93	$16,301	$769	$64,502
Deferred policy acquisition costs	5,309	10,716	7,279	—	7,616	430	31,350
Reinsurance recoverables on losses	1,280	—	5,845	51	37,669	797	45,642
Receivable from Federal Crop Insurance Corporation	—	—	—	14,034	—	—	14,034
Goodwill and other intangibles	—	2,748	—	—	14,384	—	17,132
Unpaid losses and loss adjustment expenses	27,366	50,876	29,165	421	89,296	7,666	204,790
Unearned premiums	32,378	33,711	44,446	—	39,975	2,957	153,467

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

20.	Subsequent Events

On May 7, 2024, NI Holdings signed an agreement to sell its wholly-owned commercial insurance subsidiary, Westminster American Insurance Company, to a private party. The total consideration for the sale is $10,500 in cash, with proceeds planned to be used for general corporate purposes. The transaction was unanimously approved by the NI Holdings Board of Directors and is expected to close in 2024, subject to regulatory approval and other closing conditions.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2024 First Quarter Consolidated Results of Operations

●	Net income of $6,419, or $0.31 per share basic and $0.30 per share diluted
●	Net premiums earned of $85,557
●	Net investment income of $3,553
●	Net unfavorable prior year reserve development of $1,284
●	Underwriting gain of $2,387
●	Combined ratio of 97.2%
●	Operating cash flows of $16,146

2024 First Quarter Consolidated Financial Condition

●	Total cash and investments of $449,946
●	Total assets of $674,525
●	Unpaid losses and loss adjustment expenses of $225,006
●	Total liabilities of $418,679
●	Shareholders’ equity of $255,846

Results of Operations

Our consolidated net income was $6,419 for the three months ended March 31, 2024, compared to a net loss of $4,500 for the three months ended March 31, 2023.

The major components of our revenues and net income (loss) for the two periods are shown below:

	Three Months Ended March 31,
	2024	2023
Revenues:
Net premiums earned	$85,557	$77,627
Fee and other income	412	274
Net investment income	3,553	2,239
Net investment gains	1,828	1,416
Total revenues	$91,350	$81,556

Components of net income (loss):
Net premiums earned	$85,557	$77,627
Losses and loss adjustment expenses	52,209	58,825
Amortization of deferred policy acquisition costs and other underwriting and general expenses	30,961	28,244
Underwriting gain (loss)	2,387	(9,442)

Fee and other income	412	274
Net investment income	3,553	2,239
Net investment gains	1,828	1,416
Income (loss) before income taxes	8,180	(5,513)
Income tax expense (benefit)	1,761	(1,013)
Net income (loss)	$6,419	$(4,500)

Net Premiums Earned

	Three Months Ended March 31,
	2024	2023
Net premiums earned:
Direct premium	$94,900	$85,474
Assumed premium	151	576
Ceded premium	(9,494)	(8,423)
Total net premiums earned	$85,557	$77,627

Our net premiums earned for the three months ended March 31, 2024, increased $7,930, or 10.2%, compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Net premiums earned:
Private passenger auto	$22,102	$19,653
Non-standard auto	24,989	20,879
Home and farm	21,414	19,991
Crop	(1,549)	(725)
Commercial	17,138	16,017
All other	1,463	1,812
Total net premiums earned	$85,557	$77,627

Below are comments regarding significant changes in net premiums earned by business segment:

Private passenger auto – Net premiums earned for the three months ended March 31, 2024, increased $2,449, or 12.5%, compared to the same period in 2023. This increase was driven by significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business levels in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability.

Non-standard auto – Net premiums earned for the three months ended March 31, 2024, increased $4,110, or 19.7%, compared to the same period in 2023. This increase was driven by new business growth in Arizona and Illinois as well as significant rate increases in the Chicago market where our non-standard auto business is concentrated.

Home and farm – Net premiums earned for the three months ended March 31, 2024, increased $1,423, or 7.1%, compared to the same period in 2023. This increase was driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These increases were partially offset by lower retention rates and new business levels in Nebraska and South Dakota as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the first quarter of any year are typically the result of prior crop year premium adjustments that correspond to the current year settlement of prior crop year claims. The majority of crop insurance premiums are generally written in the second quarter and earned ratably over the remainder of the calendar year.

Commercial – Net premiums earned for the three months ended March 31, 2024, increased $1,121, or 7.0%, compared to the same period in 2023. This increase was driven by significant rate increases partially offset by lower retention rates and new business levels as a result of underwriting actions taken to improve profitability.

All other – Net premiums earned for the three months ended March 31, 2024, decreased $349, or 19.3%, compared to the same period in 2023 primarily driven by the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Losses and Loss Adjustment Expenses

	Three Months Ended March 31,
	2024	2023
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$54,654	$70,861
Assumed losses and loss adjustment expenses	45	90
Ceded losses and loss adjustment expenses	(2,490)	(12,126)
Total net losses and loss adjustment expenses	$52,209	$58,825

Our net losses and loss adjustment expenses for the three months ended March 31, 2024, decreased $6,616, or 11.2%, compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Net losses and loss adjustment expenses:
Private passenger auto	$11,293	$15,625
Non-standard auto	16,869	17,038
Home and farm	12,181	8,719
Crop	(1,557)	(773)
Commercial	12,901	18,114
All other	522	102
Total net losses and loss adjustment expenses	$52,209	$58,825

	Three Months Ended March 31,
	2024	2023
Loss and loss adjustment expense ratio:
Private passenger auto	51.1%	79.5%
Non-standard auto	67.5%	81.6%
Home and farm	56.9%	43.6%
Crop	n/a	n/a
Commercial	75.3%	113.1%
All other	35.7%	5.6%
Total loss and loss adjustment expense ratio	61.0%	75.8%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private passenger auto – The net loss and loss adjustment expense ratio decreased 28.4 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. This decrease was driven by the earned premium growth as well as lower levels of weather-related losses in the current year quarter due to the mild winter in the Midwest compared to elevated winter weather-related losses in the prior year quarter. Both periods were affected by elevated loss costs due to continued high levels of inflation.

Non-standard auto – The net loss and loss adjustment expense ratio decreased 14.1 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. This decrease was primarily driven by earned premium growth resulting from significant rate increases. The reduction in net losses and loss adjustment expenses is attributable to the underwriting actions taken in recent periods, which was partially offset by continued elevated loss severity as a result of inflationary factors and unfavorable prior year development on loss reserves.

Home and farm – The net loss and loss adjustment expense ratio increased 13.3 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. This increase was driven by elevated farm fire losses in the current quarter compared to the same period in 2023.

Crop – The net losses and loss adjustment expenses during the first quarter of any year are typically the result of the current year settlement of prior crop year claims. The majority of crop insurance losses and loss adjustment expenses are generally incurred in the last three quarters of the calendar year.

Commercial – The net loss and loss adjustment expense ratio decreased 37.8 points in the three-month period ended March 31, 2024, compared to the same period in 2023. This decrease is the result of taking significant rate increases and underwriting actions in recent periods to improve this segment’s profitability. In addition, the higher loss ratio in the prior year quarter was driven by unfavorable prior year reserve development attributable to freeze claims from Winter Storm Elliott.

All other – The net loss and loss adjustment expense ratio increased 30.1 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. This increase was driven by unfavorable loss experience in the excess casualty line of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended March 31,
	2024	2023
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$20,663	$18,588
Other underwriting and general expenses	10,298	9,656
Total underwriting and general expenses	30,961	28,244

Expense ratio	36.2%	36.4%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 0.2 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant premium growth compared to the prior year quarter, including significant growth in the non-standard auto segment which generally pays higher agent commissions than our other segments.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended March 31,
	2024	2023
Underwriting gain (loss):
Private passenger auto	$3,820	$(2,390)
Non-standard auto	(2,146)	(5,153)
Home and farm	2,568	5,067
Crop	7	16
Commercial	(1,844)	(8,183)
All other	(18)	1,201
Total underwriting gain (loss)	$2,387	$(9,442)

	Three Months Ended March 31,
	2024	2023
Combined ratio:
Private passenger auto	82.7%	112.2%
Non-standard auto	108.6%	124.7%
Home and farm	88.0%	74.7%
Crop	n/a	n/a
Commercial	110.8%	151.1%
All other	101.3%	33.7%
Combined ratio	97.2%	112.2%

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

The total underwriting gain (loss) improved $11,829 to a gain of $2,387 for the three-month period ended March 31, 2024, from a loss of $9,442 for the three-month period ended March 31, 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

The overall combined ratio decreased 15.0 percentage points in the three-month period ended March 31, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses section above.

Fee and Other Income

We had fee and other income of $412 for the three months ended March 31, 2024, compared to $274 for the three months ended March 31, 2023. Fee income is largely attributable to the non-standard auto segment and is a key component in measuring its profitability. Fee and other income on this business increased to $350 for the three months ended March 31, 2024, from $232 for the three months ended March 31, 2023, driven by growth in this segment.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2024	2023
Average cash and invested assets	$442,072	$405,608
Net investment income	$3,553	$2,239

Gross return on average cash and invested assets	4.1%	3.1%
Net return on average cash and invested assets	3.2%	2.2%

Net investment income increased $1,315 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase primarily resulted from higher long-term average fixed income yields and an increased year-over-year average level of cash and invested assets.

Gross and net return on average cash and invested assets increased year-over-year, primarily driven by the favorable interest rate environment that resulted in significantly higher net investment income on a slightly increased average fixed income securities balance (measured at fair value). In addition, the increase in investments in high dividend yield equities resulted in relatively consistent year-over-year net investment income despite a reduction in the average equities balance (measured at fair value). The increase in average cash and invested assets was driven by increases in cash and investments from the generation of positive operating cash flows during 2023 and the first quarter of 2024.

Net Investment Gains

Net investment gains consisted of the following:

	Three Months Ended March 31,
	2024	2023
Gross realized gains	$235	$12,731
Gross realized losses, excluding credit impairment losses	(365)	(1,145)
Net realized gains (losses)	(130)	11,586
Change in net unrealized gains on equity securities	1,958	(10,170)
Net investment gains	$1,828	$1,416

We had net realized losses of $130 for the three months ended March 31, 2024, compared to net realized gains of $11,586 for the three months ended March 31, 2023. The elevated net realized gains in the prior year quarter were the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced an increase in net unrealized gains on equity securities of $1,958 during the three months ended March 31, 2024, driven by impact of changes in fair value attributable to favorable equity markets during the quarter. We experienced a decrease in net unrealized gains on equity securities of $10,170 during the three months ended March 31, 2023, driven by the equity portfolio liquidation noted above, offset by the impact of changes in fair value attributable to favorable equity markets during the quarter.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $1,807 during the three months ended March 31, 2024, compared to net unrealized gains of $6,021 during the three months ended March 31, 2023. The change was primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended March 31, 2024, we had pre-tax income of $8,180 compared to a pre-tax loss of $5,513 for the three months ended March 31, 2023. This change was largely attributable to strong premium growth primarily due to significant rate increases, higher net investment income, improved loss experience due to favorable winter weather conditions combined with efforts to improve our underwriting risk selection, and a reduction in unfavorable prior year loss development during the current year.

Income Tax Expense (Benefit)

We recorded income tax expense of $1,761 for the three months ended March 31, 2024, compared to an income tax benefit of $1,013 for the three months ended March 31, 2023. Our effective tax rate for the first quarter of 2024 was 21.5% compared to an effective tax rate of 18.4% for the first quarter of 2023.

Net Income (Loss)

For the three months ended March 31, 2024, we had net income of $6,419 compared to a net loss before non-controlling interest of $4,500 for the three months ended March 31, 2023. This change was largely attributable to strong premium growth primarily due to significant rate increases, higher net investment income, improved loss experience due to favorable winter weather conditions combined with efforts to improve our underwriting risk selection, and a reduction in unfavorable prior year loss development during the current year, partially offset by the impact of income taxes.

Return on Average Equity

For the three months ended March 31, 2024, we had annualized return on average equity of 10.2% compared to annualized return on average equity, after non-controlling interest, of (6.7%) for the three months ended March 31, 2023. Average equity is calculated as the average between beginning and ending equity for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in the unaudited consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2023 Annual Report. There have been no changes in our critical accounting policies from December 31, 2023.

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities.

The change in cash and cash equivalents for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities	$16,146	$(4,351)
Net cash flows from investing activities	(4,143)	19,428
Net cash flows from financing activities	(178)	(794)
Net increase in cash and cash equivalents	$11,825	$14,283

For the three months ended March 31, 2024, net cash provided by operating activities totaled $16,146 compared to net cash used of $4,351 in the prior year quarter. This change was primarily driven by lower levels of loss and loss adjustment payments as well as higher levels of cash received for premiums.

For the three months ended March 31, 2024, net cash used by investing activities totaled $4,143 compared to net cash provided of $19,428 in the prior year quarter. This change was attributable to the investment of excess cash in the current year as well as a strategic increase in the sales of equity securities in the prior year quarter for which some of the proceeds had not been reinvested as of March 31, 2023.

For the three months ended March 31, 2024, net cash used by financing activities totaled $178 compared to $794 a year ago. This decrease in cash used was attributable to a reduction in share repurchases.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2024, or the year ended December 31, 2023.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2024, or the year ended December 31, 2023.

Westminster re-domesticated from Maryland to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the three months ended March 31, 2024, or the year ended December 31, 2023.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2024, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2023 Annual Report.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock. At March 31, 2024, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended March 31, 2024, is presented below:

Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 1 – 31, 2024	—	$—	—	$2,052
February 1 – 29, 2024	—	—	—	2,052
March 1 – 31, 2024	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the first quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

Exhibit Number	Description

10.1	Form of NI Holdings, Inc. Adjusted Return on Equity Performance Share Unit Agreement (1)

10.2	2024 NI Holdings, Inc. Short-Term Incentive Bonus (1)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Form 10-K (File No. 001-37973) filed with the SEC on March 15, 2024, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2024.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)