Form 10-Q
period 2024-06-30
NI Holdings, Inc.
filed 2024-08-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s common stock outstanding on July 31, 2024 was 20,648,642. No preferred shares are issued or outstanding.

ii

iii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

●	“NI Holdings”, “the Company”, “we”, “us”, and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries, Direct Auto Insurance Company, and Westminster American Insurance Company (sold on June 30, 2024), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;

●	the “Nodak conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

●	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

●	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;

●	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;

●	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;

●	“Battle Creek” refers to Battle Creek Mutual Insurance Company or Battle Creek Insurance Company interchangeably. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;

●	“Direct Auto” refers to Direct Auto Insurance Company. Direct Auto is a wholly-owned subsidiary of NI Holdings;

●	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;

●	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;

●	“Westminster” refers to Westminster American Insurance Company. Westminster was a wholly-owned subsidiary of NI Holdings until it was sold to Scott Insurance Holdings, LLC (“Scott Insurance Holdings”) on June 30, 2024; and

●	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$51,390	$41,037
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at June 30, 2024 and December 31, 2023)	303,415	289,399
Equity securities, at fair value	22,973	21,983
Other investments	2,006	2,006
Total cash and investments	379,784	354,425

Premiums and agents' balances receivable (net of allowance for expected credit losses of $348 at June 30, 2024 and $394 at December 31, 2023)	92,831	56,154
Deferred policy acquisition costs	31,157	26,790
Reinsurance premiums receivable (payable)	—	(1,403)
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at June 30, 2024 and December 31, 2023)	9,423	6,460
Income tax recoverable	8,069	—
Accrued investment income	2,473	2,325
Property and equipment, net	7,586	7,452
Deferred income taxes	10,236	9,228
Receivable from Federal Crop Insurance Corporation	13,793	17,404
Goodwill and other intangibles	2,728	2,728
Other assets	12,907	10,866
Assets of discontinued operations	—	162,457
Total assets	$570,987	$654,886

Liabilities:
Unpaid losses and loss adjustment expenses	$148,527	$119,185
Unearned premiums	157,730	126,100
Reinsurance premiums payable	912	—
Income tax payable	—	147
Accrued expenses and other liabilities	24,368	17,758
Liabilities of discontinued operations	—	141,297
Total liabilities	331,537	404,487

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2024 – 20,648,642 shares, 2023 – 20,599,908 shares	230	230
Additional paid-in capital	96,581	96,294
Unearned employee stock ownership plan shares	(698)	(698)
Retained earnings	197,827	208,376
Accumulated other comprehensive loss, net of income taxes	(20,192)	(21,384)
Treasury stock, at cost, 2024 – 2,281,563 shares, 2023 – 2,330,297 shares	(34,298)	(35,177)
Non-controlling interest	—	2,758
Total shareholders’ equity	239,450	250,399

Total liabilities and shareholders’ equity	$570,987	$654,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$85,169	$78,835	$155,053	$141,706
Fee and other income	695	490	1,099	751
Net investment income	2,523	1,923	5,278	3,614
Net investment gains (losses)	(580)	(173)	876	1,230
Total revenues	87,807	81,075	162,306	147,301

Expenses:
Losses and loss adjustment expenses	69,358	60,077	109,502	101,202
Amortization of deferred policy acquisition costs	19,290	16,784	36,107	31,788
Other underwriting and general expenses	8,229	7,475	16,934	15,276
Total expenses	96,877	84,336	162,543	148,266

Loss from continuing operations before income taxes	(9,070)	(3,261)	(237)	(965)
Income tax expense (benefit)	(1,592)	(685)	306	(203)
Net loss from continuing operations	(7,478)	(2,576)	(543)	(762)
Net loss attributable to non-controlling interest	—	(113)	—	(403)
Net loss from continuing operations attributable to NI Holdings, Inc.	$(7,478)	$(2,463)	$(543)	$(359)
Loss from discontinued operations, net of taxes	(996)	(5,659)	(1,512)	(11,973)
Loss on sale of discontinued operations, net of taxes	(7,762)	—	(7,762)	—
Net loss	$(16,236)	$(8,122)	$(9,817)	$(12,332)

Loss per common share from continuing operations:
Basic	$(0.36)	$(0.12)	$(0.03)	$(0.02)
Diluted	$(0.36)	$(0.12)	$(0.03)	$(0.02)

Loss per common share:
Basic	$(0.77)	$(0.38)	$(0.47)	$(0.58)
Diluted	$(0.77)	$(0.38)	$(0.47)	$(0.58)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,970,384	21,281,542	20,951,579	21,325,007
Dilutive securities	—	—	—	—
Weighted average common shares used in diluted per common share calculations	20,970,384	21,281,542	20,951,579	21,325,007

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(16,236)	$—	$(16,236)	$(9,817)	$—	$(9,817)

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	(953)	—	(953)	(2,770)	—	(2,770)
Reclassification adjustment for net realized losses included in net loss	30	—	30	40	—	40
Other comprehensive income (loss), before income taxes	(923)	—	(923)	(2,730)	—	(2,730)
Income tax (expense) benefit related to items of other comprehensive loss	209	—	209	616	—	616
Other comprehensive income (loss), net of income taxes	(714)	—	(714)	(2,114)	—	(2,114)

Comprehensive loss	$(16,950)	$—	$(16,950)	$(11,931)	$—	$(11,931)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(8,122)	$(113)	$(8,235)	$(12,332)	$(403)	$(12,735)

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	(2,954)	(140)	(3,094)	2,490	138	2,628
Reclassification adjustment for net realized losses included in net loss	188	—	188	487	—	487
Other comprehensive income (loss), before income taxes	(2,766)	(140)	(2,906)	2,977	138	3,115
Income tax (expense) benefit related to items of other comprehensive loss	628	32	660	(677)	(31)	(708)
Other comprehensive income (loss), net of income taxes	(2,138)	(108)	(2,246)	2,300	107	2,407

Comprehensive loss	$(10,260)	$(221)	$(10,481)	$(10,032)	$(296)	$(10,328)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2024	$230	$96,320	$(698)	$218,451	$(23,858)	$(34,599)	$—	$255,846

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(16,236)	—	—	—	(16,236)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(714)	—	—	(714)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	555	—	—	—	—	—	555
Issuance of vested award shares	—	(294)	—	(8)	—	301	—	(1)
Balance, June 30, 2024	$230	$96,581	$(698)	$197,827	$(20,192)	$(34,298)	$—	$239,450

Six Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net loss	—	—	—	(9,817)	—	—	—	(9,817)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,114)	—	—	(2,114)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	1,136	—	—	—	—	—	1,136
Issuance of vested award shares	—	(849)	—	(184)	—	879	—	(154)
Balance, June 30, 2024	$230	$96,581	$(698)	$197,827	$(20,192)	$(34,298)	$—	$239,450

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2023	$230	$95,568	$(941)	$209,710	$(24,848)	$(28,803)	$2,155	$253,071

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(8,122)	—	—	(113)	(8,235)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,138)	—	(108)	(2,246)
Purchase of treasury stock	—	—	—	—	—	(2,602)	—	(2,602)
Share-based compensation	—	396	—	—	—	—	—	396
Issuance of vested award shares	—	(214)	—	(70)	—	283	—	(1)
Balance, June 30, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(12,332)	—	—	(403)	(12,735)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	2,300	—	107	2,407
Purchase of treasury stock	—	—	—	—	—	(3,223)	—	(3,223)
Share-based compensation	—	901	—	—	—	—	—	901
Issuance of vested award shares	—	(822)	—	(271)	—	919	—	(174)
Balance, June 30, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(9,817)	$(12,735)
Less net income (loss) from discontinued operations, net of taxes	(1,512)	(11,973)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains	(876)	(1,230)
Deferred income tax expense (benefit)	(491)	(3,690)
Depreciation of property and equipment	341	309
Amortization of intangibles	—	25
Share-based compensation	1,136	901
Amortization of deferred policy acquisition costs	36,107	31,788
Deferral of policy acquisition costs	(40,474)	(35,585)
Net amortization of premiums and discounts on investments	331	523
Gain on sale of property and equipment	(72)	(44)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(36,677)	(43,904)
Reinsurance premiums receivable / payable	(491)	253
Reinsurance recoverables on losses	(2,963)	(2,362)
Accrued investment income	(148)	(152)
Federal Crop Insurance Corporation receivable / payable	3,611	1,430
Other assets	(2,041)	(863)
Unpaid losses and loss adjustment expenses	29,342	23,238
Unearned premiums	31,630	34,754
Income tax recoverable / payable	(8,216)	4,534
Accrued expenses and other liabilities	6,658	8,343
Net cash flows from operating activities – continuing operations	16,707	18,268
Net cash flows from operating activities – discontinued operations	10,493	2,381
Net cash flows from operating activities – loss on sale of discontinued operations	15,865	—
Total adjustments	43,065	20,649
Net cash flows from operating activities	34,760	19,887

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	15,596	17,213
Proceeds from sales of equity securities	3,827	32,682
Purchases of fixed income securities	(32,239)	(32,365)
Purchases of equity securities	(3,935)	(3,244)
Purchases of property and equipment	(630)	(648)
Proceeds from sales of property and equipment	227	129
Proceeds from disposition of Westminster	10,500	—
Net cash flows from investing activities – continuing operations	(6,654)	13,767
Net cash flows from investing activities – discontinued operations	2,878	(12,650)
Net cash flows from investing activities	(3,776)	1,117

Cash flows from financing activities:
Purchases of treasury stock	—	(3,223)
Pooling (payments) receipts	(7,058)	(21,012)
Principal repayments of finance leases	(48)	—
Issuance of vested award shares	(154)	(174)
Net cash flows from financing activities – continuing operations	(7,260)	(24,409)
Net cash flows from financing activities – discontinued operations	7,058	21,012
Net cash flows from financing activities	(202)	(3,397)

Net change in cash and cash equivalents	30,782	17,607
(Increase) decrease in cash and cash equivalents – discontinued operations	(20,429)	(10,743)
Net increase (decrease) in cash and cash equivalents – continuing operations	10,353	6,864

Cash and cash equivalents at beginning of period – continuing operations	41,037	33,862

Cash and cash equivalents at end of period – continuing operations	$51,390	$40,726

Federal and state income taxes paid (net of refunds received)	$2,848	$(940)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

1.	Organization

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the Nodak conversion, whereby Nodak Mutual converted from a mutual to stock form of organization and the creation of a mutual holding company. The Nodak conversion was consummated on March 13, 2017. Immediately following the Nodak conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the Nodak conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the Nodak conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

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

Battle Creek Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. On January 2, 2024, Battle Creek issued 300,000 shares of its common stock to Nodak Insurance at a $10.00 per share par value and became a wholly-owned subsidiary of Nodak Insurance. Because we concluded that we controlled Battle Creek prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets for NI Holdings (“Consolidated Balance Sheets”) and its net income or loss was excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations for NI Holdings (“Consolidated Statements of Operations”). Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, no longer reflected as a non-controlling interest.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard auto coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Quarterly Report on Form 10-Q.

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies, excluding Westminster, are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”), a global credit rating agency specializing in the insurance industry.

The same executive management team provides oversight and strategic direction for the entire organization. Nodak Insurance provides common product oversight, pricing practices, and underwriting standards, as well as underwriting and claims administration, to itself, American West, and Battle Creek. Primero and Direct Auto personnel manage the day-to-day operations of their respective companies. Westminster personnel managed the day-to-day operations of their company prior to the date of sale.

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

The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2023 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the six months ended June 30, 2024 and 2023.

Discontinued Operations

On May 7, 2024, NI Holdings entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell its subsidiary, Westminster, to Scott Insurance Holdings, a privately owned Maryland limited liability company. Scott Insurance Holdings is affiliated with John Scott, Sr., the father of the president of Westminster, John Scott, Jr. The sale closed on June 30, 2024. The Purchase Agreement included a cash purchase price of $10,500, subject to certain post-closing adjustments, including a post-closing payment to NI Holdings for the amount by which the ending statutory surplus balance for Westminster exceeded $20,000. The expected post-closing payment from Scott Insurance Holdings, is $1,772 and has been included as an adjustment to the purchase price for the calculation of the loss on the sale of Westminster. The sale of Westminster, which represented the majority of our Commercial segment in prior periods, represents a strategic shift that will have a major effect on our operations and financial results. Therefore, Westminster will be reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, unless otherwise noted. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Form 10-Q.

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

3.       Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis, including both continuing and discontinued operations, as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,075	$—	$21	$(355)	$11,741
Obligations of states and political subdivisions	56,568	—	191	(4,897)	51,862
Corporate securities	125,282	—	138	(8,980)	116,440
Residential mortgage-backed securities	48,926	—	38	(5,061)	43,903
Commercial mortgage-backed securities	28,301	—	61	(3,324)	25,038
Asset-backed securities	54,596	—	236	(3,699)	51,133
Redeemable preferred stocks	3,738	—	—	(440)	3,298
Total fixed income securities	$329,486	$—	$685	$(26,756)	$303,415

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,998	$—	$—	$(736)	$10,262
Obligations of states and political subdivisions	55,769	—	408	(4,716)	51,461
Corporate securities	152,630	—	442	(10,856)	142,216
Residential mortgage-backed securities	66,362	—	180	(5,379)	61,163
Commercial mortgage-backed securities	33,532	—	148	(4,241)	29,439
Asset-backed securities	52,692	—	142	(3,805)	49,029
Redeemable preferred stocks	4,747	—	—	(586)	4,161
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliation of the amortized cost and estimated fair value of fixed income securities for continuing and discontinued operations as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$329,486	$—	$685	$(26,756)	$303,415
Discontinued operations	—	—	—	—	—
Total fixed income securities	$329,486	$—	$685	$(26,756)	$303,415

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$313,182	$—	$1,116	$(24,899)	$289,399
Discontinued operations	63,548	—	204	(5,420)	58,332
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, including both continuing and discontinued operations, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	June 30, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$12,663	$12,454
After one year through five years	64,545	61,560
After five years through ten years	72,035	65,882
After ten years	44,682	40,147
Mortgage / asset-backed securities	131,823	120,074
Redeemable preferred stocks	3,738	3,298
Total fixed income securities	$329,486	$303,415

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,612	$9,436
After one year through five years	75,794	72,602
After five years through ten years	86,185	79,281
After ten years	47,806	42,620
Mortgage / asset-backed securities	152,586	139,631
Redeemable preferred stocks	4,747	4,161
Total fixed income securities	$376,730	$347,731

Fixed income securities with a fair value of $7,245 at June 30, 2024, and $6,403 at December 31, 2023, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, including both continuing and discontinued operations, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	June 30, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,212	$(28)	$6,071	$(327)	$9,283	$(355)
Obligations of states and political subdivisions	9,019	(112)	36,207	(4,785)	45,226	(4,897)
Corporate securities	14,678	(240)	91,589	(8,740)	106,267	(8,980)
Residential mortgage-backed securities	8,535	(121)	30,354	(4,940)	38,889	(5,061)
Commercial mortgage-backed securities	1,928	(42)	21,112	(3,282)	23,040	(3,324)
Asset-backed securities	6,526	(43)	23,230	(3,656)	29,756	(3,699)
Redeemable preferred stocks	—	—	3,297	(440)	3,297	(440)
Total fixed income securities	$43,898	$(586)	$211,860	$(26,170)	$255,758	$(26,756)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,018	$(736)	$9,018	$(736)
Obligations of states and political subdivisions	5,239	(359)	36,194	(4,357)	41,433	(4,716)
Corporate securities	8,018	(93)	110,117	(10,763)	118,135	(10,856)
Residential mortgage-backed securities	12,054	(104)	33,341	(5,275)	45,395	(5,379)
Commercial mortgage-backed securities	2,678	(5)	23,713	(4,236)	26,391	(4,241)
Asset-backed securities	4,463	(18)	30,200	(3,787)	34,663	(3,805)
Redeemable preferred stocks	—	—	4,161	(586)	4,161	(586)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliation for continuing and discontinued operations by duration of the Company’s gross unrealized losses on fixed income securities are shown below.

	June 30, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$43,898	$(586)	$211,860	$(26,170)	$255,758	$(26,756)
Discontinued operations	—	—	—	—	—	—
Total fixed income securities	$43,898	$(586)	$211,860	$(26,170)	$255,758	$(26,756)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$24,049	$(509)	$211,367	$(24,390)	$235,416	$(24,899)
Discontinued operations	8,403	(70)	35,377	(5,350)	43,780	(5,420)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard and have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there were no beginning or ending balances of credit losses as of the six months ended June 30, 2024 or the year ended December 31, 2023. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2023 Annual Report for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Continuing operations:
Fixed income securities	$2,624	$2,283	$5,496	$4,466
Equity securities	182	207	423	448
Real estate	92	97	189	195
Cash and cash equivalents	432	67	869	99
Total gross investment income	3,330	2,654	6,977	5,208
Investment expenses	807	731	1,699	1,594
Net investment income – continuing operations	2,523	1,923	5,278	3,614
Net investment income – discontinued operations	621	582	1,419	1,130
Net investment income	$3,144	$2,505	$6,697	$4,744

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment gains (losses) for continuing and discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Continuing operations:
Gross realized gains:
Fixed income securities	$—	$—	$9	$—
Equity securities	191	344	381	13,018
Total gross realized gains	191	344	390	13,018

Gross realized losses, excluding credit impairment losses:
Fixed income securities	—	(185)	(15)	(440)
Equity securities	(182)	(257)	(457)	(1,041)
Total gross realized losses, excluding credit impairment losses	(182)	(442)	(472)	(1,481)

Net realized gains (losses)	9	(98)	(82)	11,537

Change in net unrealized gains on equity securities	(589)	(75)	958	(10,307)
Net investment gains (losses) – continuing operations	(580)	(173)	876	1,230
Net investment gains (losses) – discontinued operations	(256)	(1)	116	12
Net investment gains (losses)	$(836)	$(174)	$992	$1,242

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisor who utilizes different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three or six months ended June 30, 2024, or the year ended December 31, 2023. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at June 30, 2024, or December 31, 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following tables, presented on a consolidated basis, including both continuing and discontinued operations, set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$11,741	$—	$11,741	$—
Obligations of states and political subdivisions	51,862	—	51,862	—
Corporate securities	116,440	—	116,440	—
Residential mortgage-backed securities	43,903	—	43,903	—
Commercial mortgage-backed securities	25,038	—	25,038	—
Asset-backed securities	51,133	—	51,133	—
Redeemable preferred stock	3,298	—	3,298	—
Total fixed income securities	303,415	—	303,415	—

Equity securities:
Common stock	22,973	22,973	—	—
Non-redeemable preferred stock	—	—	—	—
Total equity securities	22,973	22,973	—	—

Money market accounts and cash equivalents	18,108	18,108	—	—
Total assets at fair value	$344,496	$41,081	$303,415	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,262	$—	$10,262	$—
Obligations of states and political subdivisions	51,461	—	51,461	—
Corporate securities	142,216	—	142,216	—
Residential mortgage-backed securities	61,163	—	61,163	—
Commercial mortgage-backed securities	29,439	—	29,439	—
Asset-backed securities	49,029	—	49,029	—
Redeemable preferred stock	4,161	—	4,161	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Common stock	25,890	25,890	—	—
Non-redeemable preferred stock	1,877	1,877	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$303,415	$—	$303,415	$—
Discontinued operations	—	—	—	—
Total fixed income securities	303,415	—	303,415	—

Equity securities:
Continuing operations	22,973	22,973	—	—
Discontinued operations	—	—	—	—
Total equity securities	22,973	22,973	—	—

Money market accounts and cash equivalents
Continuing operations	18,108	18,108	—	—
Discontinued operations	—	—	—	—
Total money market accounts and cash equivalents	18,108	18,108	—	—
Total assets at fair value	$344,496	$41,081	$303,415	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$289,399	$—	$289,399	$—
Discontinued operations	58,332	—	58,332	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Continuing operations	21,983	21,983	—	—
Discontinued operations	5,784	5,784	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents
Continuing operations	16,239	16,239	—	—
Discontinued operations	9,357	3,173	6,184	—
Total money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2024, or December 31, 2023.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

During the six-month period ended June 30, 2024, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. With the exception of Westminster, per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. For Westminster, per risk excess of loss treaties provided coverage of $3,000 in excess of $2,000 for property risks and $10,000 in excess of $2,000 for casualty risks. Additionally, facultative contracts are in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements were placed for both crop hail and multi-peril crop coverage. The crop hail aggregate attached at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attached at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance was provided through the Federal Crop Insurance Corporation (“FCIC”).

Effective July 1, 2024, the Company’s reinsurance contracts were modified to exclude any Westminster losses occurring on or after that date, while maintaining all other existing limits, retentions, and attachment points.

For the year ended December 31, 2023, the Company’s catastrophe retention and retention limit were consistent with those for the six-month period ended June 30, 2024. In addition, limits, retentions, and attachment points in our other reinsurance contracts were also consistent with those for the six-month period ended June 30, 2024 (with the exception of Westminster for which per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks).

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2023 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At June 30, 2024, and December 31, 2023, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$140,488	$111,082	$144,250	$106,162
Assumed premium	2,340	653	2,440	827
Ceded premium	(16,265)	(11,183)	(20,439)	(12,843)
Net premiums	$126,563	$100,552	$126,251	$94,146

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$243,145	$205,982	$234,806	$191,636
Assumed premium	2,477	804	2,839	1,403
Ceded premium	(26,072)	(20,677)	(28,898)	(21,266)
Net premiums	$219,550	$186,109	$208,747	$171,773

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliations for current quarter continuing and discontinued operations by duration of the Company’s direct to net premiums on both a written and an earned basis are shown below.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$118,472	$91,500	$121,576	$86,622
Assumed premium	2,340	653	2,440	827
Ceded premium	(11,663)	(6,984)	(15,984)	(8,614)
Net premiums	$109,149	$85,169	$108,032	$78,835

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$22,016	$19,582	$22,674	$19,540
Assumed premium	—	—	—	—
Ceded premium	(4,602)	(4,199)	(4,455)	(4,229)
Net premiums	$17,414	$15,383	$18,219	$15,311

The reconciliations for year-to-date continuing and discontinued operations by duration of the Company’s direct to net premiums on both a written and an earned basis are shown below.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$201,513	$166,899	$193,948	$153,292
Assumed premium	2,477	804	2,839	1,403
Ceded premium	(17,329)	(12,650)	(20,359)	(12,989)
Net premiums	$186,661	$155,053	$176,428	$141,706

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$41,632	$39,083	$40,858	$38,344
Assumed premium	—	—	—	—
Ceded premium	(8,743)	(8,027)	(8,539)	(8,277)
Net premiums	$32,889	$31,056	$32,319	$30,067

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct losses and loss adjustment expenses	$88,568	$95,149	$143,222	$166,010
Assumed losses and loss adjustment expenses	224	67	269	157
Ceded losses and loss adjustment expenses	(7,993)	(17,710)	(10,483)	(29,836)
Net losses and loss adjustment expenses	$80,799	$77,506	$133,008	$136,331

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Continuing operations:
Direct losses and loss adjustment expenses	$73,350	$66,211	$114,869	$108,164
Assumed losses and loss adjustment expenses	224	67	269	157
Ceded losses and loss adjustment expenses	(4,216)	(6,201)	(5,636)	(7,119)
Net losses and loss adjustment expenses	$69,358	$60,077	$109,502	$101,202

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Discontinued operations:
Direct losses and loss adjustment expenses	$15,218	$28,938	$28,353	$57,846
Assumed losses and loss adjustment expenses	—	—	—	—
Ceded losses and loss adjustment expenses	(3,777)	(11,509)	(4,847)	(22,717)
Net losses and loss adjustment expenses	$11,441	$17,429	$23,506	$35,129

If 100% of our ceded reinsurance was cancelled as of June 30, 2024, or December 31, 2023, no ceded commissions would need to be returned to the reinsurers. Reinsurance contracts are typically effective from January 1 through December 31 each year.

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by AM Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category. Subsequent to the June 30, 2024, date of sale, Westminster will cease to be a member of the pool.

For the six months ended June 30, 2024, and the year ended December 31, 2023, the pooling share percentages by insurance company were:

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

Expenses directly related to successfully acquired insurance policies, primarily commissions, premium taxes and underwriting costs, are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below, presented on a consolidated basis, including both continuing and discontinued operations, shows the deferred policy acquisition costs and asset reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$36,565	$31,350	$34,120	$29,768
Deferral of policy acquisition costs	25,962	23,353	49,070	43,523
Amortization of deferred policy acquisition costs	(23,372)	(20,579)	(44,035)	(39,167)
Westminster balance disposed in sale	(7,998)	—	(7,998)	—
Balance, end of period	$31,157	$34,124	$31,157	$34,124

The tables for current and prior year continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Continuing operations:
Balance, beginning of period	$28,948	$24,210	$26,790	$22,675
Deferral of policy acquisition costs	21,499	19,046	40,474	35,585
Amortization of deferred policy acquisition costs	(19,290)	(16,784)	(36,107)	(31,788)
Balance, end of period	$31,157	$26,472	$31,157	$26,472

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Discontinued operations:
Balance, beginning of period	$7,617	$7,140	$7,330	$7,093
Deferral of policy acquisition costs	4,464	4,307	8,596	7,938
Amortization of deferred policy acquisition costs	(4,083)	(3,795)	(7,928)	(7,379)
Balance, end of period	$7,998	$7,652	$7,998	$7,652

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

7.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$217,119	$190,459
Reinsurance recoverables on losses	48,969	37,575
Net balance, beginning of period	168,150	152,884

Incurred related to:
Current year	125,235	126,854
Prior years	7,773	9,477
Total incurred	133,008	136,331

Paid related to:
Current year	45,494	50,010
Prior years	54,372	60,675
Total paid	99,866	110,685

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	107,508	—
Reinsurance recoverables on losses	45,320	—
Net balance, end of period	62,188	—

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	148,527	232,038
Reinsurance recoverables on losses	9,423	53,508
Net balance, end of period	$139,104	$178,530

During the six months ended June 30, 2024, the Company’s incurred reported losses and loss adjustment expenses included $7,773 of net unfavorable development on prior accident years, primarily attributable to Direct Auto. During the six months ended June 30, 2023, the Company’s incurred reported losses and loss adjustment expenses included $9,477 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Westminster.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The tables for current and prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Six Months Ended June 30,
	2024	2023
Continuing operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$119,185	$114,296
Reinsurance recoverables on losses	6,460	8,586
Net balance, beginning of period	112,725	105,710

Incurred related to:
Current year	101,120	100,574
Prior years	8,382	628
Total incurred	109,502	101,202

Paid related to:
Current year	39,930	41,857
Prior years	43,193	38,468
Total paid	83,123	80,325

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	148,527	137,535
Reinsurance recoverables on losses	9,423	10,948
Net balance, end of period	$139,104	$126,587

	Six Months Ended June 30,
	2024	2023
Discontinued operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$97,934	$76,163
Reinsurance recoverables on losses	42,509	28,989
Net balance, beginning of period	55,425	47,174

Incurred related to:
Current year	24,115	26,280
Prior years	(609)	8,849
Total incurred	23,506	35,129

Paid related to:
Current year	5,564	8,153
Prior years	11,179	22,207
Total paid	16,743	30,360

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	107,508	94,503
Reinsurance recoverables on losses	45,320	42,560
Net balance, end of period	$62,188	$51,943

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

8.       Property and Equipment

Property and equipment, presented on a consolidated basis, including both continuing and discontinued operations, consisted of the following:

	June 30, 2024	December 31, 2023	Estimated Useful Life
Cost:
Land	$1,249	$1,403	indefinite
Building and improvements	12,259	14,538	10 – 43 years
Electronic data processing equipment	1,441	1,441	5 – 7 years
Furniture and fixtures	2,733	2,953	5 – 7 years
Automobiles	1,265	1,319	2 – 3 years
Gross cost	18,947	21,654

Accumulated depreciation	(11,361)	(11,757)
Total property and equipment, net	$7,586	$9,897

Depreciation expense was $187 and $188 for the three months ended June 30, 2024 and 2023, respectively, and $430 and $370 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense for continuing operations was $187 and $156 for the three months ended June 30, 2024 and 2023, respectively, and $341 and $309 for the six months ended June 30, 2024 and 2023, respectively. The depreciation expense for discontinued operations for the three months ended June 30, 2024, was $0 due to the impact of an asset transfer from Westminster to Nodak Insurance during the quarter.

Property and equipment for current and prior year continuing and discontinued operations consisted of the following:

June 30, 2024
Cost:
Continuing operations	$18,947
Discontinued operations	—
Total cost	18,947

Accumulated depreciation
Continuing operations	(11,361)
Discontinued operations	—
Total accumulated depreciation	(11,361)

Total property and equipment, net	$7,586

December 31, 2023
Cost:
Continuing operations	$18,756
Discontinued operations	2,898
Total cost	21,654

Accumulated depreciation
Continuing operations	(11,304)
Discontinued operations	(453)
Total accumulated depreciation	(11,757)

Total property and equipment, net	$9,897

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

9.       Goodwill and Other Intangibles

Goodwill

The following table presents, on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s goodwill and related impairment by segment:

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Non-Standard Auto	Commercial	Total	Non-Standard Auto	Commercial	Total
Goodwill, original recorded value	$2,628	$6,756	$9,384	$2,628	$6,756	$9,384
Accumulated impairment losses at the beginning of the period	—	(6,756)	(6,756)	—	—	—
Goodwill, beginning of period	2,628	—	2,628	2,628	6,756	9,384
Impairment recognized during the period	—	—	—	—	(6,756)	(6,756)
Goodwill, end of period	$2,628	$—	$2,628	$2,628	$—	$2,628

Based on the qualitative analyses performed for the goodwill related to our Non-Standard Auto segment, we concluded that goodwill was not impaired as of June 30, 2024, or December 31, 2023.

During the fourth quarter of 2023, we performed a quantitative assessment of the goodwill related to the Westminster acquisition, which was allocated to our Commercial segment, and concluded that the goodwill was fully impaired as of December 31, 2023, resulting in a non-cash impairment charge of $6,756. See the Part II, Item 8, Note 10 “Goodwill and Other Intangibles” section of the 2023 Annual Report for additional information.

Other Intangible Assets

The following table presents on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s other intangible assets:

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$248	$—
Distribution network	—	—	—
Total subject to amortization	248	248	—
Not subject to amortization:
State insurance licenses	100	—	100
Total	$348	$248	$100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$448	$300
Distribution network	6,700	1,489	5,211
Total subject to amortization	7,448	1,937	5,511
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,937	$7,411

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following table presents the current and prior year continuing and discontinued carrying amounts of the Company’s other intangible assets:

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	—	—	—
Total subject to amortization	248	248	—

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	—	—	—
Total property and equipment, net	348	248	100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	7,200	1,689	5,511
Total subject to amortization	7,448	1,937	5,511

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	1,800	—	1,800
Total property and equipment, net	9,348	1,937	7,411

We determined during our reviews that other indefinite-lived intangible assets and finite-lived intangible assets were not impaired as of June 30, 2024, or December 31, 2023.

Amortization expense was $105 and $118 for the three months ended June 30, 2024 and 2023, respectively, and $211 and $236 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense for continuing operations was $0 and $12 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $25 for the six months ended June 30, 2024 and 2023, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.       Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $480 and $442 during the three months ended June 30, 2024 and 2023, respectively, and $883 and $799 for the six months ended June 30, 2024 and 2023, respectively. Royalty amounts payable of $175 and $131 were accrued as a liability to the NDFB at June 30, 2024, and December 31, 2023, respectively.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

11.       Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $210 and $189 during the three months ended June 30, 2024 and 2023, respectively, and $420 and $378 during the six months ended June 30, 2024 and 2023, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $33 and $45 during the three months ended June 30, 2024 and 2023, respectively, and $231 and $212 during the six months ended June 30, 2024 and 2023, respectively.

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

The Company recognized compensation expense related to the ESOP of $92 and $83 during the three months ended June 30, 2024 and 2023, respectively, and $176 and $164 during the six months ended June 30, 2024 and 2023, respectively.

Through June 30, 2024, and December 31, 2023, the Company had released and allocated 170,205 ESOP shares to participants, with a remainder of 69,795 ESOP shares in suspense at June 30, 2024, and December 31, 2023. Using the Company’s quarter-end market price of $15.30 per share, the fair value of the unearned ESOP shares was $1,068 at June 30, 2024.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

12.       Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the six months ended June 30, 2024, or the year ended December 31, 2023. This line of credit is scheduled to expire on December 13, 2024.

13.       Income Taxes

Due to the Battle Creek demutualization, the Company established a net valuation allowance of $346 against their net operating loss carryforwards deferred income tax asset.

At June 30, 2024, and December 31, 2023, we had no unrecognized income tax benefits, no accrued interest and penalties, and no significant uncertain income tax positions. No interest and penalties were recognized during the six-month period ended June 30, 2024, or the year ended December 31, 2023.

Federal income taxes for the six months ended June 30, 2024, were allocated to continuing and discontinued operations at a 21.1% effective tax rate, with continuing operations ending with a 42.0% effective tax rate due to the sale of Westminster and the establishment of the valuation allowance for Battle Creek described above.

14.       Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2028, and leases a facility in Las Vegas, Nevada on a month-to-month basis. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2029. In addition, Nodak Insurance leases server equipment under a non-cancellable finance lease expiring in 2026.

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

There were expenses of $122 and $98 related to these leases during the three months ended June 30, 2024 and 2023, respectively, and $244 and $196 during the six months ended June 30, 2024 and 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$96	$98	$192	$196
Finance lease cost				—
Amortization of right-of-use assets	20	—	40	—
Interest on lease liabilities	6	—	12	—
Finance lease cost	26	—	52	—
Total lease cost	$122	$98	$244	$196

Other information on leases:
Cash payments included in operating cash flows from operating leases	$102	$103	$203	$204
Cash payments included in operating cash flows from finance leases	6	—	12	—
Cash payments included in financing cash flows from finance leases	24	—	48	—
Right-of-use assets obtained in exchange for new operating lease liabilities	185	247	185	247
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Weighted average discount rate – operating leases	4.46%	3.95%	4.46%	3.95%
Weighted average discount rate – finance leases	8.50%	—	8.50%	—
Weighted average remaining lease term in years – operating leases	4.9 years	5.8 years	4.9 years	5.8 years
Weighted average remaining lease term in years – finance leases	2.3 years	—	2.3 years	—

The following table presents the contractual maturities of the Company’s operating leases for each of the five years in the period ending December 31, 2028, and thereafter, reconciled to the Company’s operating lease liability at June 30, 2024.

Year ending December 31,	Operating Leases	Finance Leases	Total
2024 (six months remaining)	$196	$60	$256
2025	393	120	512
2026	396	100	497
2027	401	—	401
2028	376	—	376
Thereafter	212	—	212
Total undiscounted lease payments	1,974	280	2,254
Less: present value adjustment	193	26	218
Lease liability at June 30, 2024	$1,781	$254	$2,036

15.       Contingencies

We have been named as a defendant in various lawsuits relating to our insurance operations. Contingent liabilities arising from litigation, income taxes, and other matters are not considered to be material to our financial position.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Six Months Ended June 30,
	2024	2023
Shares outstanding, beginning of period	20,599,908	21,076,255
Treasury shares repurchased through stock repurchase authorization	—	(238,164)
Issuance of treasury shares for vesting of restricted stock units	48,734	47,887
Shares outstanding, end of period	20,648,642	20,885,978

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the three- and six-month periods ended June 30, 2024, excluded the weighted average effects of 127,108 and 120,206 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the three- and six-month periods ended June 30, 2023, excluded the weighted average effects of 61,935 and 61,614 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock. During the six months ended June 30, 2023, we repurchased 238,164 shares of our common stock for $3,223, under our share repurchase authorization. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At June 30, 2024, $2,052 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2023	115,360	$17.00
RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	15.37

RSUs granted during 2024	103,600	14.45
RSUs earned during 2024	(69,420)	14.82
Units outstanding and unearned at June 30, 2024	180,760	15.06

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSU compensation expense	$371	$257	$767	$559
Income tax benefit	(84)	(58)	(174)	(127)
RSU compensation expense, net of income taxes	$287	$199	$593	$432

At June 30, 2024, there was $1,620 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.36 years.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2023	190,000	$17.00
PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	16.53

PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(64,600)	18.64
Forfeitures	—	—
Units outstanding at June 30, 2024	229,000	15.12

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PSU compensation expense	$184	$139	$369	$277
Income tax benefit	(42)	(32)	(84)	(63)
PSU compensation expense, net of income taxes	$142	$107	$285	$214

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

At June 30, 2024, there was $1,591 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.26 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.       Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of June 30, 2024, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2024 for continuing and discontinued operations.

	As of and For the Three Months Ended June 30, 2024		As of and For the Three Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$59,979	$216	$49,587	$437

Current period charge for expected credit losses		251		187
Write-offs of uncollectible premiums receivable		(119)		(198)

Balance, end of period	$92,831	$348	$91,249	$426

	As of and For the Six Months Ended June 30, 2024		As of and For the Six Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$56,154	$394	$47,346	$417

Current period charge for expected credit losses		132		274
Write-offs of uncollectible premiums receivable		(178)		(265)

Balance, end of period	$92,831	$348	$91,249	$426

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	As of and For the Three Months Ended June 30, 2024		As of and For the Three Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$19,727	$8	$14,915	$8

Current period charge for expected credit losses		2		2
Write-offs of uncollectible premiums receivable		(2)		(2)

Balance, end of period	$16,030	$8	$15,697	$8

	As of and For the Six Months Ended June 30, 2024		As of and For the Six Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$17,904	$8	$14,827	$8

Current period charge for expected credit losses		4		4
Write-offs of uncollectible premiums receivable		(4)		(4)

Balance, end of period	$16,030	$8	$15,697	$8

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

19.	Discontinued Operations

On May 7, 2024, we entered into a definitive agreement to sell our subsidiary, Westminster, to Scott Insurance Holdings, for a cash purchase price of $10,500, as well as a $1,772 post-closing adjustment pursuant to the purchase agreement, for a net amount of $12,272. The sale closed on June 30, 2024, and we reported an after-tax loss on the sale of discontinued operations of $7,762. For additional information see Part I, Item 1, Note 2 “Basis of Presentation and Accounting Policies” of this Form 10-Q.

The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The Company’s Consolidated Statements of Cash Flows presents operating, investing, and financing cash flows of the discontinued operations separately. The major assets and liability categories were as follows as of the dates indicated:

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$15,656
Fixed income securities, at fair value	—	58,332
Equity securities, at fair value	—	5,784
Total cash and investments	—	79,772

Premiums and agents’ balances receivable	—	17,904
Deferred policy acquisition costs	—	7,330
Reinsurance premiums receivable	—	5,464
Reinsurance recoverables on losses	—	42,509
Accrued investment income	—	438
Property and equipment, net	—	2,445
Deferred income taxes	—	(815)
Goodwill and other intangibles	—	7,311
Other assets	—	99
Total assets of discontinued operations	$—	$162,457

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$97,934
Unearned premiums	—	38,000
Income tax payable (receivable)	—	(59)
Accrued expenses and other liabilities	—	5,422
Total liabilities of discontinued operations	$—	$141,297

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$15,383	$15,311	$31,056	$30,067
Fee and other income	7	9	14	22
Net investment income	621	582	1,419	1,130
Net investment gains (losses)	(256)	(1)	116	12
Total revenues	15,755	15,901	32,605	31,231

Expenses:
Losses and loss adjustment expenses	11,441	17,429	23,506	35,129
Amortization of deferred policy acquisition costs	4,083	3,795	7,928	7,379
Other underwriting and general expenses	1,495	1,820	3,088	3,675
Total expenses	17,019	23,044	34,522	46,183

Loss before income taxes	(1,264)	(7,143)	(1,917)	(14,952)
Income tax benefit	(268)	(1,484)	(405)	(2,979)
Net loss	$(996)	$(5,659)	$(1,512)	$(11,973)

Loss per common share from discontinued operations:
Basic	$(0.41)	$(0.26)	$(0.44)	$(0.56)
Diluted	$(0.41)	$(0.26)	$(0.44)	$(0.56)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

20.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and six-month periods ended June 30, 2024 and 2023.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,395	$26,820	$24,999	$13,118	$3,168	$91,500
Assumed premiums earned	—	—	—	503	150	653
Ceded premiums earned	(924)	(77)	(3,075)	(2,643)	(265)	(6,984)
Net premiums earned	22,471	26,743	21,924	10,978	3,053	85,169

Direct losses and loss adjustment expenses	20,899	19,313	22,574	8,916	1,648	73,350
Assumed losses and loss adjustment expenses	—	—	—	247	(23)	224
Ceded losses and loss adjustment expenses	(970)	—	(548)	(1,852)	(846)	(4,216)
Net losses and loss adjustment expenses	19,929	19,313	22,026	7,311	779	69,358

Gross margin	2,542	7,430	(102)	3,667	2,274	15,811

Underwriting and general expenses	6,836	10,261	7,246	1,712	1,464	27,519
Underwriting gain (loss)	(4,294)	(2,831)	(7,348)	1,955	810	(11,708)

Fee and other income		340				695
		(2,491)
Net investment income						2,523
Net investment gains (losses)						(580)
Loss before income taxes						(9,070)
Income tax expense (benefit)						(1,592)
Net loss						(7,478)
Net loss attributable to non-controlling interest						—
Net loss attributable to NI Holdings, Inc.						$(7,478)

Operating Ratios:
Loss and loss adjustment expense ratio	88.7%	72.2%	100.5%	66.6%	25.5%	81.4%
Expense ratio	30.4%	38.4%	33.1%	15.6%	48.0%	32.3%
Combined ratio	119.1%	110.6%	133.6%	82.2%	73.5%	113.7%

Balances at June 30, 2024:
Premiums and agents’ balances receivable	$26,393	$15,357	$11,927	$36,382	$2,772	$92,831
Deferred policy acquisition costs	6,719	11,533	9,598	2,120	1,187	31,157
Reinsurance recoverables on losses	930	—	2,726	1,685	4,082	9,423
Receivable from Federal Crop Insurance Corporation	—	—	—	13,793	—	13,793
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	33,643	69,951	26,336	8,770	9,827	148,527
Unearned premiums	38,682	36,170	54,147	21,695	7,036	157,730

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$21,508	$21,744	$22,994	$17,526	$2,850	$86,622
Assumed premiums earned	—	—	—	501	326	827
Ceded premiums earned	(965)	(99)	(2,580)	(4,691)	(279)	(8,614)
Net premiums earned	20,543	21,645	20,414	13,336	2,897	78,835

Direct losses and loss adjustment expenses	18,456	14,139	18,414	12,702	2,500	66,211
Assumed losses and loss adjustment expenses	—	—	—	—	67	67
Ceded losses and loss adjustment expenses	411	—	(499)	(4,492)	(1,621)	(6,201)
Net losses and loss adjustment expenses	18,867	14,139	17,915	8,210	946	60,077

Gross margin	1,676	7,506	2,499	5,126	1,951	18,758

Underwriting and general expenses	5,796	8,730	6,194	2,683	856	24,259
Underwriting gain (loss)	(4,120)	(1,224)	(3,695)	2,443	1,095	(5,501)

Fee and other income		239				490
		(985)
Net investment income						1,923
Net investment gains (losses)						(173)
Loss before income taxes						(3,261)
Income tax expense (benefit)						(685)
Net loss						(2,576)
Net loss attributable to non-controlling interest						(113)
Net loss attributable to NI Holdings, Inc.						$(2,463)

Operating Ratios:
Loss and loss adjustment expense ratio	91.8%	65.3%	87.8%	61.6%	32.7%	76.2%
Expense ratio	28.3%	40.3%	30.3%	20.0%	29.5%	30.9%
Combined ratio	120.1%	105.6%	118.1%	81.6%	62.2%	107.1%

Balances at June 30, 2023:
Premiums and agents’ balances receivable	$23,840	$10,322	$9,793	$44,950	$2,344	$91,249
Deferred policy acquisition costs	5,785	8,870	7,974	2,832	1,009	26,470
Reinsurance recoverables on losses	727	—	4,691	3,114	2,416	10,948
Receivable from Federal Crop Insurance Corporation	—	—	—	14,032	—	14,032
Goodwill and other intangibles	—	2,736	—	—	—	2,736
Unpaid losses and loss adjustment expenses	31,935	52,866	30,503	11,603	10,628	137,535
Unearned premiums	35,317	28,067	48,690	27,193	6,412	145,679

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$46,619	$51,878	$49,244	$12,915	$6,243	$166,899
Assumed premiums earned	—	—	—	503	301	804
Ceded premiums earned	(2,046)	(147)	(5,905)	(3,989)	(563)	(12,650)
Net premiums earned	44,573	51,731	43,339	9,429	5,981	155,053

Direct losses and loss adjustment expenses	32,308	36,182	35,356	6,955	4,068	114,869
Assumed losses and loss adjustment expenses	—	—	—	247	22	269
Ceded losses and loss adjustment expenses	(1,086)	—	(1,149)	(1,448)	(1,953)	(5,636)
Net losses and loss adjustment expenses	31,222	36,182	34,207	5,754	2,137	109,502

Gross margin	13,351	15,549	9,132	3,675	3,844	45,551

Underwriting and general expenses	13,857	20,565	13,943	1,711	2,965	53,041
Underwriting gain (loss)	(506)	(5,016)	(4,811)	1,964	879	(7,490)

Fee and other income		690				1,099
		(4,326)
Net investment income						5,278
Net investment gains (losses)						876
Loss before income taxes						(237)
Income tax expense (benefit)						306
Net loss						(543)
Net loss attributable to non-controlling interest						—
Net loss attributable to NI Holdings, Inc.						$(543)

Operating Ratios:
Loss and loss adjustment expense ratio	70.0%	69.9%	78.9%	61.0%	35.7%	70.6%
Expense ratio	31.1%	39.8%	32.2%	18.1%	49.6%	34.2%
Combined ratio	101.1%	109.7%	111.1%	79.1%	85.3%	104.8%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Six Months Ended June 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$42,050	$42,716	$45,426	$17,516	$5,584	$153,292
Assumed premiums earned	—	—	—	501	902	1,403
Ceded premiums earned	(1,853)	(192)	(5,021)	(5,405)	(518)	(12,989)
Net premiums earned	40,197	42,524	40,405	12,612	5,968	141,706

Direct losses and loss adjustment expenses	34,081	31,177	27,937	12,032	2,937	108,164
Assumed losses and loss adjustment expenses	—	—	—	—	157	157
Ceded losses and loss adjustment expenses	412	—	(1,303)	(4,597)	(1,631)	(7,119)
Net losses and loss adjustment expenses	34,493	31,177	26,634	7,435	1,463	101,202

Gross margin	5,704	11,347	13,771	5,177	4,505	40,504

Underwriting and general expenses	12,279	17,791	12,464	2,715	1,815	47,064
Underwriting gain (loss)	(6,575)	(6,444)	1,307	2,462	2,690	(6,560)

Fee and other income		471				751
		(5,973)
Net investment income						3,614
Net investment gains (losses)						1,230
Loss before income taxes						(965)
Income tax expense (benefit)						(203)
Net loss						(762)
Net loss attributable to non-controlling interest						(403)
Net loss attributable to NI Holdings, Inc.						$(359)

Operating Ratios:
Loss and loss adjustment expense ratio	85.8%	73.3%	65.9%	59.0%	24.5%	71.4%
Expense ratio	30.5%	41.8%	30.8%	21.5%	30.4%	33.2%
Combined ratio	116.3%	115.1%	96.7%	80.5%	54.9%	104.6%

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2024 Second Quarter Consolidated Results of Continuing Operations

●	Net loss of $7,478, or $0.36 per share basic and diluted
●	Net premiums earned of $85,169
●	Net investment income of $2,523
●	Net unfavorable prior year reserve development of $8,382
●	Underwriting loss of $11,708
●	Combined ratio of 113.7%
●	Operating cash flows of $16,707

2024 Second Quarter Consolidated Financial Condition

●	Total cash and investments of $379,784
●	Total assets of $570,987
●	Unpaid losses and loss adjustment expenses of $148,527
●	Total liabilities of $331,537
●	Shareholders’ equity of $239,450

Results of Continuing Operations

Our consolidated net loss from continuing operations was $7,478 for the three months ended June 30, 2024, compared to net loss from continuing operations of $2,576 for the three months ended June 30, 2023. Our consolidated net loss from continuing operations was $543 for the six months ended June 30, 2024, compared to net loss from continuing operations of $762 for the six months ended June 30, 2023.

The major components of revenues and net loss are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$85,169	$78,835	$155,053	$141,706
Fee and other income	695	490	1,099	751
Net investment income	2,523	1,923	5,278	3,614
Net investment gains (losses)	(580)	(173)	876	1,230
Total revenues	87,807	81,075	162,306	147,301

Components of net income (loss):
Net premiums earned	85,169	78,835	155,053	141,706
Losses and loss adjustment expenses	69,358	60,077	109,502	101,202
Amortization of deferred policy acquisition costs and other underwriting and general expenses	27,519	24,259	53,041	47,064
Underwriting loss	(11,708)	(5,501)	(7,490)	(6,560)

Fee and other income	695	490	1,099	751
Net investment income	2,523	1,923	5,278	3,614
Net investment gains (losses)	(580)	(173)	876	1,230
Loss from continuing operations before income taxes	(9,070)	(3,261)	(237)	(965)
Income tax expense (benefit)	(1,592)	(685)	306	(203)
Net loss from continuing operations	$(7,478)	$(2,576)	$(543)	$(762)

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net premiums earned:
Direct premium	$91,500	$86,622	$166,899	$153,292
Assumed premium	653	827	804	1,403
Ceded premium	(6,984)	(8,614)	(12,650)	(12,989)
Total net premiums earned	$85,169	$78,835	$155,053	$141,706

Our net premiums earned for the three months ended June 30, 2024, increased $6,334, or 8.0%, compared to the three months ended June 30, 2023. Net premiums earned for the six months ended June 30, 2024, increased $13,347, or 9.4%, compared to the six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net premiums earned:
Private Passenger Auto	$22,471	$20,543	$44,573	$40,197
Non-Standard Auto	26,743	21,645	51,731	42,524
Home and Farm	21,924	20,414	43,339	40,405
Crop	10,978	13,336	9,429	12,612
All Other	3,053	2,897	5,981	5,968
Total net premiums earned	$85,169	$78,835	$155,053	$141,706

Below are comments regarding net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the second quarter of 2024 increased $1,928, or 9.4%, compared to the same period in 2023. Net premiums earned for the first six months of 2024 increased $4,376, or 10.9% from the first six months of 2023. Results were driven by new business growth in North Dakota as well as significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability.

Non-Standard Auto – Net premiums earned for the second quarter of 2024 increased $5,098, or 23.6%, compared to the same period in 2023. Net premiums earned for the first six months of 2024 increased $9,207, or 21.7% from the first six months of 2023. Results were driven by new business growth in Illinois and Arizona as well as significant rate increases in the Chicago market where our non-standard auto business is concentrated, partially offset by lower retention compared to prior year periods.

Home and Farm – Net premiums earned for the second quarter of 2024 increased $1,510, or 7.4%, compared to the same period in 2023. Net premiums earned for the first six months of 2024 increased $2,934, or 7.3% from the first six months of 2023. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values, which were primarily the result of higher inflationary factors. These increases were partially offset by lower retention rates and new business levels in Nebraska and South Dakota as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the second quarter of 2024, decreased $2,358, or 17.7%, compared to the same period in 2023. Net premiums earned for the first six months of 2024 decreased $3,183, or 25.2% from the first six months of 2023. The year-to-date decrease was driven by lower commodity prices in the current year.

All Other – Net premiums earned for the second quarter of 2024, increased $156, or 5.4%, compared to the same period in 2023. Net premiums earned for the first six months of 2024 increased $13, or 0.2%, from the first six months of 2023. Results were drive by rate and insured value increases for the commercial and excess lines of business, partially offset by the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Losses and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$73,350	$66,211	$114,869	$108,164
Assumed losses and loss adjustment expenses	224	67	269	157
Ceded losses and loss adjustment expenses	(4,216)	(6,201)	(5,636)	(7,119)
Total net losses and loss adjustment expenses	$69,358	$60,077	$109,502	$101,202

Our net losses and loss adjustment expenses for the three months ended June 30, 2024, increased $9,281, or 15.4%, compared to the three months ended June 30, 2023. Our net losses and loss adjustment expenses for the six months ended June 30, 2024, increased $8,300, or 8.2%, compared to the six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net losses and loss adjustment expenses:
Private Passenger Auto	$19,929	$18,867	$31,222	$34,493
Non-Standard Auto	19,313	14,139	36,182	31,177
Home and Farm	22,026	17,915	34,207	26,634
Crop	7,311	8,210	5,754	7,435
All Other	779	946	2,137	1,463
Total net losses and loss adjustment expenses	$69,358	$60,077	$109,502	$101,202

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss and loss adjustment expenses ratio:
Private Passenger Auto	88.7%	91.8%	70.0%	85.8%
Non-Standard Auto	72.2%	65.3%	69.9%	73.3%
Home and Farm	100.5%	87.8%	78.9%	65.9%
Crop	66.6%	61.6%	61.0%	59.0%
All Other	25.5%	32.7%	35.7%	24.5%
Total loss and loss adjustment expenses ratio	81.4%	76.2%	70.6%	71.4%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 3.1 percentage points and 15.8 percentage points in the three- and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. These decreases were driven by the earned premium growth as well as lower levels of weather-related losses in the current year due to the mild winter in the Midwest compared to elevated winter weather-related losses in the prior year. Both periods were affected by elevated loss costs due to continued high levels of inflation.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 6.9 percentage points in the three-month period ended June 30, 2024, compared to the same period in 2023. This increase was driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year loss reserve development. The net loss and loss adjustment expense ratio decreased 3.4 percentage points in the six-month period ended June 30, 2024, compared to the same period in 2023. This decrease was primarily driven by earned premium growth resulting from new business growth and significant rate increases.

Home and Farm – The net loss and loss adjustment expense ratio increased 12.7 percentage points and 13.0 percentage points in the three- and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. These increases in net loss and loss adjustment expense ratios were driven by higher non-catastrophe weather-related losses in South Dakota and Nebraska during 2024 compared to the prior year.

Crop – The net loss and loss adjustment expense ratio increased 5.0 percentage points and 2.0 percentage points in the three- and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. These increases were driven by slightly less favorable crop growing conditions compared to the prior year.

All Other – The net loss and loss adjustment expense ratio decreased 7.2 percentage points in the three-month period ended June 30, 2024, compared to the same period in 2023. This decrease was driven by improved loss experience related to the commercial business. The net loss and loss adjustment expense ratio increased 11.2 percentage points in the six-month period ended June 30, 2024, compared to the same period in 2023. This increase was driven by slightly elevated large loss experience compared to the prior year.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$19,290	$16,784	$36,107	$31,788
Other underwriting and general expenses	8,229	7,475	16,934	15,276
Total underwriting and general expenses	27,519	24,259	53,041	47,064

Expense Ratio	32.3%	30.9%	34.2%	33.2%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 1.4 percentage points and 1.0 percentage points in the three-and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant premium growth compared to the prior year, including significant growth in the Non-Standard Auto segment which generally pays higher agent commissions than our other segments.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Underwriting gain (loss):
Private Passenger Auto	$(4,294)	$(4,120)	$(506)	$(6,575)
Non-Standard Auto	(2,831)	(1,224)	(5,016)	(6,444)
Home and Farm	(7,348)	(3,695)	(4,811)	1,307
Crop	1,955	2,443	1,964	2,462
All Other	810	1,095	879	2,690
Total underwriting loss	$(11,708)	$(5,501)	$(7,490)	$(6,560)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Combined ratio:
Private Passenger Auto	119.1%	120.1%	101.1%	116.3%
Non-Standard Auto	110.6%	105.6%	109.7%	115.1%
Home and Farm	133.6%	118.1%	111.1%	96.7%
Crop	82.2%	81.6%	79.1%	80.5%
All Other	73.5%	62.2%	85.3%	54.9%
Combined ratio	113.7%	107.1%	104.8%	104.6%

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

The total underwriting loss increased $6,207, or 112.8%, for the three-month period ended June 30, 2024, compared to the same period in 2023. The total underwriting loss increased $930, or 14.2%, for the six-month period ended June 30, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 6.6 percentage points in the three-month period ended June 30, 2024, compared to the same period in 2023. The overall combined ratio increased 0.2 percentage points in the six-month period ended June 30, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $695 and $1,099 for the three and six months ended June 30, 2024, respectively, compared to $490 and $751 for the three and six months ended June 30, 2023, respectively. Fee income is largely attributable to the Non-Standard Auto segment and is a key component in measuring its profitability. Fee and other income on this business increased to $340 and $690 for the three and six months ended June 30, 2024, respectively, from $239 and $471 for the three and six months ended June 30, 2023, respectively, driven by growth in this segment.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average cash and invested assets	$371,313	$337,611	$365,684	$339,050
Net investment income	$2,523	$1,923	$5,278	$3,614

Gross return on average cash and invested assets	3.6%	3.1%	3.8%	3.1%
Net return on average cash and invested assets	2.7%	2.3%	2.9%	2.1%

Net investment income increased $600 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Net investment income increased $1,664 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These increases were primarily driven by the higher interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio.

Gross and net return on average cash and invested assets increased year-over-year, primarily driven by the favorable interest rate environment that resulted in significantly higher net investment income on a slightly increased average fixed income securities balance (measured at fair value). In addition, the increase in investments in high dividend yield equities resulted in relatively consistent year-over-year net investment income despite a reduction in the average equities balance (measured at fair value). The increase in average cash and invested assets was driven by higher operating cash flows during 2023 and the first six months of 2024.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains	$191	$344	$390	$13,018
Gross realized losses, excluding credit impairment losses	(182)	(442)	(472)	(1,481)
Net realized gains (losses)	9	(98)	(82)	11,537
Change in net unrealized gains on equity securities	(589)	(75)	958	(10,307)
Net investment gains (losses)	$(580)	$(173)	$876	$1,230

We had net realized gains of $9 and losses of $82 for the three and six months ended June 30, 2024, respectively, compared to net unrealized losses of $98 and gains of $11,537 for the three and six months ended June 30, 2023, respectively. The elevated net realized gains in the six months ended June 30, 2023, were the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease of $589 and an increase of $958 in net unrealized gains on equity securities during the three and six months ended June 30, 2024, respectively, attributable to overall favorable equity markets during the current year partially offset by unfavorable equity markets during the current quarter. We experienced a decrease in net unrealized gains on equity securities of $75 and $10,307 during the three and six months ended June 30, 2023, respectively. The decrease in unrealized gains on equity securities during the six months ended June 30, 2023, was driven by the equity portfolio liquidation noted above, offset by the impact of changes in fair value attributable to favorable equity markets during the quarter.

Our fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $923 and net unrealized losses of $2,730 during the three and six months ended June 30, 2024, respectively, compared to net unrealized losses of $2,766 and net unrealized gains of $2,977 during the three and six months ended June 30, 2023, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended June 30, 2024, we had a pre-tax loss of $9,070 compared to a pre-tax loss of $3,261 for the three months ended June 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of South Dakota and Nebraska as well as unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by higher net investment income.

For the six months ended June 30, 2024, we had a pre-tax loss of $237 compared to pre-tax loss of $965 for the six months ended June 30, 2023. The year-over-year improvement was largely attributable to higher levels of net investment income as well as lower levels of winter weather-related losses for Private Passenger Auto in the current year, partially offset by higher non-catastrophe weather-related losses for Home and Farm in the states of South Dakota and Nebraska.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $1,592 for the three months ended June 30, 2024, compared to an income tax benefit of $685 for the three months ended June 30, 2023. Our effective tax rate for the second quarter of 2024 was 17.6% compared to an effective tax rate of 21.0% for the second quarter of 2023.

We recorded an income tax expense of $306 for the six months ended June 30, 2024, compared to income tax benefit of $203 for the six months ended June 30, 2023. Our effective tax rate for the first six months of 2024 was 42.0% compared to an effective tax rate of 21.0% for the first six months of 2023. The effective tax rate for the first six months of 2024 was impacted by a $346 current quarter valuation allowance on net operating loss carryforwards established as a result of the Battle Creek demutualization.

Net Income (Loss)

For the three months ended June 30, 2024, we had a net loss before non-controlling interest of $7,478 compared to a net loss of $2,576 for the three months ended June 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of South Dakota and Nebraska as well as unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by higher net investment income.

For the six months ended June 30, 2024, we had a net loss before non-controlling interest of $543 compared to net loss of $762 for the six months ended June 30, 2023. The year-over-year improvement was largely attributable to higher levels of net investment income as well as lower levels of winter weather-related losses for Private Passenger Auto in the current year, partially offset by higher non-catastrophe weather-related losses for Home and Farm in the states of South Dakota and Nebraska.

Return on Average Equity

For the three months ended June 30, 2024, we had annualized return on average equity, after non-controlling interest, of (12.7)% compared to annualized return on average equity, after non-controlling interest, of (4.5)% for the three months ended June 30, 2023.

For the six months ended June 30, 2024, we had annualized return on average equity, after non-controlling interest, of (0.5)% compared to annualized return on average equity, after non-controlling interest, of (0.3)% for the six months ended June 30, 2023.

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

The change in cash and cash equivalents for continuing and discontinued operations for the six months ended June 30, 2024 and 2023, were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash flows from operating activities	$34,760	$19,887
Net cash flows from investing activities	(3,776)	1,117
Net cash flows from financing activities	(202)	(3,397)
Net increase in cash and cash equivalents	$30,782	$17,607

For the six months ended June 30, 2024, net cash provided by operating activities totaled $34,760 compared to $19,887 a year ago. This change was primarily driven by lower levels of loss and loss adjustment payments in the current year.

For the six months ended June 30, 2024, net cash used by investing activities totaled $3,776 compared to net cash provided of $1,117 a year ago. This change was primarily attributable to a decrease in sales of equity securities compared to the prior year partially offset by the proceeds from the sale of Westminster in the current year.

For the six months ended June 30, 2024, net cash used by financing activities totaled $202 compared to $3,397 a year ago. This decrease in cash used was attributable to a reduction in share repurchases in the current year.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2024, or the year ended December 31, 2023.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2024, or the year ended December 31, 2023.

Westminster re-domesticated from Maryland to North Dakota during 2021 and was subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department was approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the six months ended June 30, 2024, or the year ended December 31, 2023. Westminster was sold on June 30, 2024. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Quarterly Report on Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2024, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

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

Part II. -
 OTHER INFORMATION

Item 1. - Legal Proceedings

We are, from time to time, party to routine litigation incidental to the normal course of our business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot assure you that our results of operations and financial condition will not be materially adversely affected by any litigation.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock. At June 30, 2024, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended June 30, 2024, is presented below:

Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1-30, 2024	—	$—	—	$2,052
May 1-31, 2024	—	—	—	2,052
June 1-30, 2024	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the second quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

Exhibit Number	Description
2.1*	Stock Purchase Agreement, dated May 7, 2024 (1)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted exhibit or schedule will be furnished supplementally to the SEC or its staff upon request.

(1)	Filed as an exhibit to the Company’s Form 8-K (File No. 001-37973) filed with the SEC on May 8, 2024, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2024.

NI HOLDINGS, INC.

/s/ Michael J. Alexander
Michael J. Alexander
President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)