Form 10-Q/A
period 2024-06-30
NI Holdings, Inc.
filed 2024-11-05
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

NI Holdings, Inc. (“NI Holdings”, the “Company”, “we”, “us”, and “our”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended Second Quarter 2024 Quarterly Report”) to amend certain information included in the Company's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Original Second Quarter 2024 Quarterly Report”). This Amendment No. 1 is filed to (i) restate the Company’s financial statements as of and for the periods ended June 30, 2024, which should no longer be relied upon; and (ii) describe the restatement and its impact on previously reported amounts.

As previously announced in the Company's Current Report on Form 8-K filed with the SEC on October 28, 2024, subsequent to the issuance of the Company's Original Second Quarter 2024 Quarterly Report, the Company identified prior period accounting errors resulting from the incorrect accounting for, and presentation of, the previously announced sale of the Company’s subsidiary, Westminster American Insurance Company (“Westminster”). Additionally, on October 25, 2024, the Audit Committee of the Board of Directors (the “Audit Committee”) of NI Holdings determined, upon the recommendation of Company management, and after consultation with the Company’s independent registered public accounting firm, that the Company’s Original Second Quarter 2024 Quarterly Report and any earnings releases or other communications relating to this period should no longer be relied upon. Management and the Audit Committee determined that the identified errors, described further below, were material and required a restatement of the Original Second Quarter 2024 Quarterly Report within this Form 10-Q/A.

Background of Restatement

The Company completed the sale of Westminster on June 30, 2024. Prior to the sale, Westminster was a member of the intercompany reinsurance pooling arrangement (the “pool”) that includes each of the Company’s insurance subsidiaries, the effects of which are eliminated during consolidation for financial reporting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Given that the deal closed on the last day of the quarter, the Company received regulatory approval for Westminster to remain in the pool for purposes of statutory reporting as of and for the period ended June 30, 2024, and removed from the pool during the subsequent quarter. However, for GAAP reporting purposes, Westminster was deemed to have been sold as of the end of the second quarter, and the loss on the sale was determined by offsetting the proceeds with Westminster’s net assets and liabilities.

During the preparation of the Company’s consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2024, the Company identified that we unintentionally failed to record approximately $3.4 million of receivables on Westminster’s closing balance sheet as well as the corresponding payable for Nodak Insurance Company (“Nodak”), a subsidiary of the Company, for amounts owed to Westminster related to the final settlement of the pool once Westminster was no longer a member. Rather than including such balances in the Company’s consolidated financial statements, these receivables/payables were eliminated for GAAP purposes as though they were still intercompany receivables/payables, similar to active pool members, prior to determining the loss on the sale of Westminster. Failure to include these receivables in Westminster’s closing net assets and liabilities caused an approximately $3.4 million understatement of the loss on sale of discontinued operations, which also understated the Company’s total net loss by the same $3.4 million, or $0.17 and $0.16 per basic and diluted share for the three- and six-month periods ended June 30, 2024, respectively. There was no impact to our income tax expense/benefit or the tax benefit associated with the loss on sale as a result of this restatement.

Control Considerations

Management concluded that the Company’s internal control over financial reporting ("ICFR") and disclosure controls and procedures ("DCPs") were not effective as of June 30, 2024, due to a material weakness in ICFR. The Company did not design and maintain effective controls over its accounting for intercompany reinsurance pooling activity. Specifically, it lacked an effectively designed internal control related to the evaluation of pooling payable/receivable balances, including when a pool member is sold. See Part 1, Item 4 “Controls and Procedures” for additional information.

Items Amended in this Filing

This Amended Second Quarter 2024 Quarterly Report sets forth the Company’s Original Second Quarter 2024 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to the Company’s assessment of ICFR and DCPs, there were no changes to any other parts of the Original Second Quarter 2024 Quarterly Report, and this Amended Second Quarter 2024 Quarterly Report does not reflect events occurring after the date of the Original Second Quarter 2024 Quarterly Report. Unless otherwise noted, references herein such as “as of the date of this Quarterly Report” refer to August 8, 2024, the original filing date of the Original Second Quarter 2024 Quarterly Report.

The Company is filing this Amended Second Quarter 2024 Quarterly Report to amend the following items of the Original Second Quarter 2024 Quarterly Report:

●	Part I, Item 1 – Financial Statements
●	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4 – Controls and Procedures
●	Part II, Item 6 – Exhibits

The exhibit list included in Part II, Item 6 “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Interim Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2, and 32. In accordance with applicable SEC rules, this Amended Second Quarter 2024 Quarterly Report also includes an updated signature page.

Part I, Item 1, Note 2 “Basis of Presentation and Accounting Policies” of this Quarterly Report on Form 10-Q/A also includes information related to this restatement, including a summary of the impacts of these adjustments.

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”):

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

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Form 10-Q/A and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2023 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this Form 10-Q/A. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2024 (As Restated)	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$51,390	$41,037
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at June 30, 2024 and December 31, 2023)	303,415	289,399
Equity securities, at fair value	22,973	21,983
Other investments	2,006	2,006
Total cash and investments	379,784	354,425

Premiums and agents' balances receivable (net of allowance for expected credit losses of $348 at June 30, 2024 and $394 at December 31, 2023)	92,831	56,154
Deferred policy acquisition costs	31,157	26,790
Reinsurance premiums receivable (payable)	—	(1,403)
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at June 30, 2024 and December 31, 2023)	9,423	6,460
Income tax recoverable	8,069	—
Accrued investment income	2,473	2,325
Property and equipment, net	7,586	7,452
Deferred income taxes	10,236	9,228
Receivable from Federal Crop Insurance Corporation	13,793	17,404
Goodwill and other intangibles	2,728	2,728
Other assets	12,907	10,866
Assets of discontinued operations	—	162,457
Total assets	$570,987	$654,886

Liabilities:
Unpaid losses and loss adjustment expenses	$148,527	$119,185
Unearned premiums	157,730	126,100
Reinsurance premiums payable	912	—
Income tax payable	—	147
Accrued expenses and other liabilities	27,754	17,758
Liabilities of discontinued operations	—	141,297
Total liabilities	334,923	404,487

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2024 – 20,648,642 shares, 2023 – 20,599,908 shares	230	230
Additional paid-in capital	96,581	96,294
Unearned employee stock ownership plan shares	(698)	(698)
Retained earnings	194,441	208,376
Accumulated other comprehensive loss, net of income taxes	(20,192)	(21,384)
Treasury stock, at cost, 2024 – 2,281,563 shares, 2023 – 2,330,297 shares	(34,298)	(35,177)
Non-controlling interest	—	2,758
Total shareholders’ equity	236,064	250,399

Total liabilities and shareholders’ equity	$570,987	$654,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (As Restated)	2023	2024 (As Restated)	2023
Revenues:
Net premiums earned	$85,169	$78,835	$155,053	$141,706
Fee and other income	695	490	1,099	751
Net investment income	2,523	1,923	5,278	3,614
Net investment gains (losses)	(580)	(173)	876	1,230
Total revenues	87,807	81,075	162,306	147,301

Expenses:
Losses and loss adjustment expenses	69,358	60,077	109,502	101,202
Amortization of deferred policy acquisition costs	19,290	16,784	36,107	31,788
Other underwriting and general expenses	8,229	7,475	16,934	15,276
Total expenses	96,877	84,336	162,543	148,266

Loss from continuing operations before income taxes	(9,070)	(3,261)	(237)	(965)
Income tax expense (benefit)	(1,592)	(685)	306	(203)
Net loss from continuing operations	(7,478)	(2,576)	(543)	(762)
Net loss attributable to non-controlling interest	—	(113)	—	(403)
Net loss from continuing operations attributable to NI Holdings, Inc.	$(7,478)	$(2,463)	$(543)	$(359)
Loss from discontinued operations, net of taxes	(996)	(5,659)	(1,512)	(11,973)
Loss on sale of discontinued operations, net of taxes	(11,148)	—	(11,148)	—
Net loss	$(19,622)	$(8,122)	$(13,203)	$(12,332)

Loss per common share from continuing operations:
Basic	$(0.36)	$(0.12)	$(0.03)	$(0.02)
Diluted	$(0.36)	$(0.12)	$(0.03)	$(0.02)

Loss per common share:
Basic	$(0.94)	$(0.38)	$(0.63)	$(0.58)
Diluted	$(0.94)	$(0.38)	$(0.63)	$(0.58)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,970,384	21,281,542	20,951,579	21,325,007
Dilutive securities	—	—	—	—
Weighted average common shares used in diluted per common share calculations	20,970,384	21,281,542	20,951,579	21,325,007

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30, 2024 (As Restated)			Six Months Ended June 30, 2024 (As Restated)
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(19,622)	$—	$(19,622)	$(13,203)	$—	$(13,203)

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	(953)	—	(953)	(2,770)	—	(2,770)
Reclassification adjustment for net realized losses included in net loss	30	—	30	40	—	40
Other comprehensive income (loss), before income taxes	(923)	—	(923)	(2,730)	—	(2,730)
Income tax (expense) benefit related to items of other comprehensive loss	209	—	209	616	—	616
Other comprehensive income (loss), net of income taxes	(714)	—	(714)	(2,114)	—	(2,114)

Comprehensive loss	$(20,336)	$—	$(20,336)	$(15,317)	$—	$(15,317)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net loss	$(8,122)	$(113)	$(8,235)	$(12,332)	$(403)	$(12,735)

Other comprehensive loss, before income taxes:
Holding gains (losses) on investments	(2,954)	(140)	(3,094)	2,490	138	2,628
Reclassification adjustment for net realized losses included in net loss	188	—	188	487	—	487
Other comprehensive income (loss), before income taxes	(2,766)	(140)	(2,906)	2,977	138	3,115
Income tax (expense) benefit related to items of other comprehensive loss	628	32	660	(677)	(31)	(708)
Other comprehensive income (loss), net of income taxes	(2,138)	(108)	(2,246)	2,300	107	2,407

Comprehensive loss	$(10,260)	$(221)	$(10,481)	$(10,032)	$(296)	$(10,328)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2024 (As Restated)
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2024	$230	$96,320	$(698)	$218,451	$(23,858)	$(34,599)	$—	$255,846

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(19,622)	—	—	—	(19,622)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(714)	—	—	(714)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	555	—	—	—	—	—	555
Issuance of vested award shares	—	(294)	—	(8)	—	301	—	(1)
Balance, June 30, 2024	$230	$96,581	$(698)	$194,441	$(20,192)	$(34,298)	$—	$236,064

Six Months Ended June 30, 2024 (As Restated)
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net loss	—	—	—	(13,203)	—	—	—	(13,203)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,114)	—	—	(2,114)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	1,136	—	—	—	—	—	1,136
Issuance of vested award shares	—	(849)	—	(184)	—	879	—	(154)
Balance, June 30, 2024	$230	$96,581	$(698)	$194,441	$(20,192)	$(34,298)	$—	$236,064

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

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2024 (As Restated)	2023
Cash flows from operating activities:
Net income (loss)	$(13,203)	$(12,735)
Less net income (loss) from discontinued operations, net of taxes	(1,512)	(11,973)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains	(876)	(1,230)
Deferred income tax expense (benefit)	(491)	(3,690)
Depreciation of property and equipment	341	309
Amortization of intangibles	—	25
Share-based compensation	1,136	901
Amortization of deferred policy acquisition costs	36,107	31,788
Deferral of policy acquisition costs	(40,474)	(35,585)
Net amortization of premiums and discounts on investments	331	523
Gain on sale of property and equipment	(72)	(44)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(36,677)	(43,904)
Reinsurance premiums receivable / payable	(491)	253
Reinsurance recoverables on losses	(2,963)	(2,362)
Accrued investment income	(148)	(152)
Federal Crop Insurance Corporation receivable / payable	3,611	1,430
Other assets	(2,041)	(863)
Unpaid losses and loss adjustment expenses	29,342	23,238
Unearned premiums	31,630	34,754
Income tax recoverable / payable	(8,216)	4,534
Accrued expenses and other liabilities	6,658	8,343
Net cash flows from operating activities – continuing operations	16,707	18,268
Net cash flows from operating activities – discontinued operations	10,493	2,381
Net cash flows from operating activities – loss on sale of discontinued operations	19,251	—
Total adjustments	46,451	20,649
Net cash flows from operating activities	34,760	19,887

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	15,596	17,213
Proceeds from sales of equity securities	3,827	32,682
Purchases of fixed income securities	(32,239)	(32,365)
Purchases of equity securities	(3,935)	(3,244)
Purchases of property and equipment	(630)	(648)
Proceeds from sales of property and equipment	227	129
Proceeds from disposition of Westminster	10,500	—
Net cash flows from investing activities – continuing operations	(6,654)	13,767
Net cash flows from investing activities – discontinued operations	2,878	(12,650)
Net cash flows from investing activities	(3,776)	1,117

Cash flows from financing activities:
Purchases of treasury stock	—	(3,223)
Pooling (payments) receipts	(7,058)	(21,012)
Principal repayments of finance leases	(48)	—
Issuance of vested award shares	(154)	(174)
Net cash flows from financing activities – continuing operations	(7,260)	(24,409)
Net cash flows from financing activities – discontinued operations	7,058	21,012
Net cash flows from financing activities	(202)	(3,397)

Net change in cash and cash equivalents	30,782	17,607
(Increase) decrease in cash and cash equivalents – discontinued operations	(20,429)	(10,743)
Net increase (decrease) in cash and cash equivalents – continuing operations	10,353	6,864

Cash and cash equivalents at beginning of period – continuing operations	41,037	33,862

Cash and cash equivalents at end of period – continuing operations	$51,390	$40,726

Federal and state income taxes paid (net of refunds received)	$2,848	$(940)

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Quarterly Report on Form 10-Q/A.

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

2.       Basis of Presentation and Accounting Policies (As Restated)

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

Discontinued Operations

On May 7, 2024, NI Holdings entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell its subsidiary, Westminster, to Scott Insurance Holdings, a privately owned Maryland limited liability company. Scott Insurance Holdings is affiliated with John Scott, Sr., the father of the president of Westminster, John Scott, Jr. The sale closed on June 30, 2024. The Purchase Agreement included a cash purchase price of $10,500, subject to certain post-closing adjustments, including a post-closing payment to NI Holdings for the amount by which the ending statutory surplus balance for Westminster exceeded $20,000. The expected post-closing payment from Scott Insurance Holdings, is $1,772 and has been included as an adjustment to the purchase price for the calculation of the loss on the sale of Westminster. The sale of Westminster, which represented the majority of our Commercial segment in prior periods, represents a strategic shift that will have a major effect on our operations and financial results. Therefore, Westminster will be reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q/A. All current and prior periods reflected in this Form 10-Q/A have been presented as continuing and discontinued operations, unless otherwise noted. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Form 10-Q/A.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Restatement

The Company is amending and restating its consolidated financial statements on this Quarterly Report on Form 10-Q/A due to errors resulting from the incorrect accounting for, and presentation of, the previously announced sale of Westminster. Specifically, the Company failed to record certain receivables on Westminster’s closing balance sheet as well as the corresponding payable for Nodak Insurance for amounts owed to Westminster related to the final settlement of the intercompany reinsurance pooling agreement after the date of sale. Failure to include this receivable in Westminster’s closing net assets and liabilities also caused an understatement of the loss on sale of discontinued operations, which also understated the Company’s total net loss. The impact of the corrections related to this error on the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2024, are as follows:

Consolidated Balance Sheets (Unaudited)

	As of June 30, 2024
	As Reported	Adjustment	As Restated
Accrued expenses and other liabilities	$24,368	$3,386	$27,754
Total liabilities	$331,537	$3,386	$334,923
Retained earnings	$197,827	$(3,386)	$194,441
Total shareholders’ equity	$239,450	$(3,386)	$236,064

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Loss on sale of discontinued operations, net of taxes	$(7,762)	$(3,386)	$(11,148)	$(7,762)	$(3,386)	$(11,148)
Net loss	$(16,236)	$(3,386)	$(19,622)	$(9,817)	$(3,386)	$(13,203)

Loss per common share:
Basic	$(0.77)	$(0.17)	$(0.94)	$(0.47)	$(0.16)	$(0.63)
Diluted	$(0.77)	$(0.17)	$(0.94)	$(0.47)	$(0.16)	$(0.63)

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net loss	$(16,236)	$(3,386)	$(19,622)	$(9,817)	$(3,386)	$(13,203)
Comprehensive loss	$(16,950)	$(3,386)	$(20,336)	$(11,931)	$(3,386)	$(15,317)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	As of and for the Three Months Ended June 30, 2024			As of and for the Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net loss	$(16,236)	$(3,386)	$(19,622)	$(9,817)	$(3,386)	$(13,203)
Retained earnings	$197,827	$(3,386)	$194,441	$197,827	$(3,386)	$194,441
Total shareholders’ equity	$239,450	$(3,386)	$236,064	$239,450	$(3,386)	$236,064

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated
Net income (loss)	$(9,817)	$(3,386)	$(13,203)
Net cash flows from operating activities – loss on sale of discontinued operations	$15,865	$3,386	$19,251
Total adjustments	$43,065	$3,386	$46,451

The notes to the consolidated financial statements as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been amended as necessary as a result of the restatements outlined above.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following table presents the current and prior year continuing and discontinued carrying amounts of the Company’s other intangible assets:

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	—	—	—
Total subject to amortization	248	248	—

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	—	—	—
Total not subject to amortization	348	248	100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	7,200	1,689	5,511
Total subject to amortization	7,448	1,937	5,511

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	1,800	—	1,800
Total not subject to amortization	9,348	1,937	7,411

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

13.       Income Taxes (As Restated)

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

Federal income taxes for the six months ended June 30, 2024, were allocated to continuing and discontinued operations at a 21.1% effective tax rate, with continuing operations ending with a 34.0% effective tax rate due to the sale of Westminster and the establishment of the valuation allowance for Battle Creek described above.

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

	As of and For the Three Months Ended June 30, 2024		As of and For the Three Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$59,979	$216	$49,587	$437

Current period charge for expected credit losses		251		187
Write-offs of uncollectible premiums receivable		(119)		(198)

Balance, end of period	$92,831	$348	$91,249	$426

	As of and For the Six Months Ended June 30, 2024		As of and For the Six Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$56,154	$394	$47,346	$417

Current period charge for expected credit losses		132		274
Write-offs of uncollectible premiums receivable		(178)		(265)

Balance, end of period	$92,831	$348	$91,249	$426

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	As of and For the Three Months Ended June 30, 2024		As of and For the Three Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$19,727	$8	$14,915	$8

Current period charge for expected credit losses		2		2
Write-offs of uncollectible premiums receivable		(2)		(2)

Balance, end of period	$16,030	$8	$15,697	$8

	As of and For the Six Months Ended June 30, 2024		As of and For the Six Months Ended June 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$17,904	$8	$14,827	$8

Current period charge for expected credit losses		4		4
Write-offs of uncollectible premiums receivable		(4)		(4)

Balance, end of period	$16,030	$8	$15,697	$8

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

19.	Discontinued Operations (As Restated)

On May 7, 2024, we entered into a definitive agreement to sell our subsidiary, Westminster, to Scott Insurance Holdings, for a cash purchase price of $10,500, as well as a $1,772 post-closing adjustment pursuant to the purchase agreement, for a net amount of $12,272. The sale closed on June 30, 2024, and we reported an after-tax loss on the sale of discontinued operations of $11,148. For additional information see Part I, Item 1, Note 2 “Basis of Presentation and Accounting Policies” of this Form 10-Q/A.

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

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$15,656
Fixed income securities, at fair value	—	58,332
Equity securities, at fair value	—	5,784
Total cash and investments	—	79,772

Premiums and agents’ balances receivable	—	17,904
Deferred policy acquisition costs	—	7,330
Reinsurance premiums receivable	—	5,464
Reinsurance recoverables on losses	—	42,509
Accrued investment income	—	438
Property and equipment, net	—	2,445
Deferred income taxes	—	(815)
Goodwill and other intangibles	—	7,311
Other assets	—	99
Total assets of discontinued operations	$—	$162,457

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$97,934
Unearned premiums	—	38,000
Income tax payable (receivable)	—	(59)
Accrued expenses and other liabilities	—	5,422
Total liabilities of discontinued operations	$—	$141,297

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$15,383	$15,311	$31,056	$30,067
Fee and other income	7	9	14	22
Net investment income	621	582	1,419	1,130
Net investment gains (losses)	(256)	(1)	116	12
Total revenues	15,755	15,901	32,605	31,231

Expenses:
Losses and loss adjustment expenses	11,441	17,429	23,506	35,129
Amortization of deferred policy acquisition costs	4,083	3,795	7,928	7,379
Other underwriting and general expenses	1,495	1,820	3,088	3,675
Total expenses	17,019	23,044	34,522	46,183

Loss before income taxes	(1,264)	(7,143)	(1,917)	(14,952)
Income tax benefit	(268)	(1,484)	(405)	(2,979)
Net loss	$(996)	$(5,659)	$(1,512)	$(11,973)

Loss per common share from discontinued operations:
Basic	$(0.05)	$(0.26)	$(0.07)	$(0.56)
Diluted	$(0.05)	$(0.26)	$(0.07)	$(0.56)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

20.	Segment Information

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

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q/A constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q/A. Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Restatement

As previously discussed under the heading "Explanatory Note," we are restating our previously issued consolidated financial statements and related notes for the three and six months ended June 30, 2024. Refer to Part I, Item 1, Note 2 “Basis of Presentation and Accounting Policies” of this Form 10-Q/A for additional information. This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not substantively update any disclosures or analysis contained in the Original Second Quarter 2024 Quarterly Report, and accordingly, does not reflect any information or events occurring after August 8, 2024, the filing date of the Original Second Quarter 2024 Quarterly Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us. The “Financial Highlights” section within this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" has been updated to reflect the restatement.

Financial Highlights

2024 Second Quarter Consolidated Results of Continuing Operations

●	Net loss of $7,478, or $0.36 per share basic and diluted
●	Net premiums earned of $85,169
●	Net investment income of $2,523
●	Net unfavorable prior year reserve development of $8,382
●	Underwriting loss of $11,708
●	Combined ratio of 113.7%
●	Operating cash flows of $16,707

2024 Second Quarter Consolidated Financial Condition (As Restated)

●	Total cash and investments of $379,784
●	Total assets of $570,987
●	Unpaid losses and loss adjustment expenses of $148,527
●	Total liabilities of $334,923
●	Shareholders’ equity of $236,064

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

We recorded an income tax expense of $306 for the six months ended June 30, 2024, compared to income tax benefit of $203 for the six months ended June 30, 2023. Our effective tax rate for the first six months of 2024 was (129.1)% compared to an effective tax rate of 21.0% for the first six months of 2023. The effective tax rate for the first six months of 2024 was impacted by a $346 current quarter valuation allowance on net operating loss carryforwards established as a result of the Battle Creek demutualization.

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

Westminster re-domesticated from Maryland to North Dakota during 2021 and was subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Westminster to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department was approximately $1,200 as of December 31, 2023. No dividends were declared or paid by Westminster during the six months ended June 30, 2024, or the year ended December 31, 2023. Westminster was sold on June 30, 2024. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Quarterly Report on Form 10-Q/A.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s DCPs, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, as of the end of the period covered by this report. Based on the Company’s evaluation at the time the Original Second Quarter 2024 Quarterly Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of June 30, 2024. Subsequent to that evaluation and as a result of the material weakness in the Company's ICFR discussed below, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's DCPs were not effective in ensuring information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over its accounting for intercompany reinsurance pooling activity. Specifically, it lacked an effectively designed internal control related to the evaluation of pooling payable/receivable balances, including when a pool member is sold. This material weakness resulted in a material error and the restatement of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 2024. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness

Upon identification of the material weakness, management developed a remediation plan, which included designing and implementing a new quarterly intercompany pooling reconciliation and review process to fully evaluate pooling payable/receivable balances in support of financial reporting for GAAP purposes. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been sufficient time for the Company to conclude through testing that the controls are operating effectively. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's ICFR, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Except for the identified material weakness above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2024.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)