Form 10-Q
period 2024-09-30
NI Holdings, Inc.
filed 2024-11-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s common stock outstanding on October 31, 2024 was 20,648,642. No preferred shares are issued or outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and cash equivalents	$39,102	$41,037
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at September 30, 2024 and December 31, 2023)	306,717	289,399
Equity securities, at fair value	25,578	21,983
Other investments	2,006	2,006
Total cash and investments	373,403	354,425

Premiums and agents' balances receivable (net of allowance for expected credit losses of $350 at September 30, 2024 and $394 at December 31, 2023)	85,315	56,154
Deferred policy acquisition costs	27,471	26,790
Reinsurance premiums receivable (payable)	114	(1,403)
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at September 30, 2024 and December 31, 2023)	14,321	6,460
Income tax recoverable	11,175	—
Accrued investment income	2,248	2,325
Property and equipment, net	7,548	7,452
Deferred income taxes	5,369	9,228
Receivable from Federal Crop Insurance Corporation	19,605	17,404
Goodwill and other intangibles	2,728	2,728
Other assets	10,600	10,866
Assets of discontinued operations	—	162,457
Total assets	$559,897	$654,886

Liabilities:
Unpaid losses and loss adjustment expenses	$159,069	$119,185
Unearned premiums	136,880	126,100
Income tax payable	—	147
Accrued expenses and other liabilities	22,577	17,758
Liabilities of discontinued operations	—	141,297
Total liabilities	318,526	404,487

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2024 – 20,648,642 shares, 2023 – 20,599,908 shares	230	230
Additional paid-in capital	95,967	96,294
Unearned employee stock ownership plan shares	(698)	(698)
Retained earnings	191,736	208,376
Accumulated other comprehensive loss, net of income taxes	(11,566)	(21,384)
Treasury stock, at cost, 2024 – 2,281,563 shares, 2023 – 2,330,297 shares	(34,298)	(35,177)
Non-controlling interest	—	2,758
Total shareholders’ equity	241,371	250,399

Total liabilities and shareholders’ equity	$559,897	$654,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$83,270	$76,418	$238,323	$218,124
Fee and other income	491	445	1,590	1,196
Net investment income	2,811	2,121	8,089	5,735
Net investment gains (losses)	2,412	(955)	3,288	275
Total revenues	88,984	78,029	251,290	225,330

Expenses:
Losses and loss adjustment expenses	65,100	53,157	174,602	154,359
Amortization of deferred policy acquisition costs	17,616	16,523	53,723	48,311
Other underwriting and general expenses	9,724	7,330	26,658	22,606
Total expenses	92,440	77,010	254,983	225,276

Income (loss) from continuing operations before income taxes	(3,456)	1,019	(3,693)	54
Income tax expense (benefit)	(751)	214	(445)	11
Net income (loss) from continuing operations	(2,705)	805	(3,248)	43
Net income (loss) attributable to non-controlling interest	—	67	—	(336)
Net income (loss) from continuing operations attributable to NI Holdings, Inc.	(2,705)	738	(3,248)	379
Loss from discontinued operations, net of income taxes	—	(507)	(1,512)	(12,480)
Loss on sale of discontinued operations, net of income taxes	—	—	(11,148)	—
Net income (loss)	$(2,705)	$231	$(15,908)	$(12,101)

Earnings (loss) per common share from continuing operations:
Basic	$(0.13)	$0.03	$(0.15)	$0.02
Diluted	$(0.13)	$0.03	$(0.15)	$0.02

Earnings (loss) per common share:
Basic	$(0.13)	$0.01	$(0.76)	$(0.57)
Diluted	$(0.13)	$0.01	$(0.76)	$(0.57)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,985,213	21,111,832	20,962,872	21,253,168
Dilutive securities	—	81,690	—	68,380
Weighted average common shares used in diluted per common share calculations	20,985,213	21,193,522	20,962,872	21,321,548

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$(2,705)	$—	$(2,705)	$(15,908)	$—	$(15,908)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	10,935	—	10,935	8,165	—	8,165
Reclassification adjustment for net realized losses included in net income (loss)	203	—	203	243	—	243
Other comprehensive income (loss), before income taxes	11,138	—	11,138	8,408	—	8,408
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,512)	—	(2,512)	(1,896)	—	(1,896)
Other comprehensive income (loss), net of income taxes	8,626	—	8,626	6,512	—	6,512

Comprehensive income (loss)	$5,921	$—	$5,921	$(9,396)	$—	$(9,396)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total	Attributable to NI Holdings, Inc.	Attributable to Non- Controlling Interest	Total
Net income (loss)	$231	$67	$298	$(12,101)	$(336)	$(12,437)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(8,726)	(465)	(9,191)	(6,236)	(327)	(6,563)
Reclassification adjustment for net realized losses included in net income (loss)	8	—	8	495	—	495
Other comprehensive income (loss), before income taxes	(8,718)	(465)	(9,183)	(5,741)	(327)	(6,068)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,982	105	2,087	1,305	74	1,379
Other comprehensive income (loss), net of income taxes	(6,736)	(360)	(7,096)	(4,436)	(253)	(4,689)

Comprehensive income (loss)	$(6,505)	$(293)	$(6,798)	$(16,537)	$(589)	$(17,126)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2024 (As Restated)	$230	$96,581	$(698)	$194,441	$(20,192)	$(34,298)	$—	$236,064

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,705)	—	—	—	(2,705)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	8,626	—	—	8,626
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	(614)	—	—	—	—	—	(614)
Issuance of vested award shares	—	—	—	—	—	—	—	—
Balance, September 30, 2024	$230	$95,967	$(698)	$191,736	$(11,566)	$(34,298)	$—	$241,371

Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net income (loss)	—	—	—	(15,908)	—	—	—	(15,908)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	6,512	—	—	6,512
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	522	—	—	—	—	—	522
Issuance of vested award shares	—	(849)	—	(184)	—	879	—	(154)
Balance, September 30, 2024	$230	$95,967	$(698)	$191,736	$(11,566)	$(34,298)	$—	$241,371

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2023	$230	$95,750	$(941)	$201,518	$(26,986)	$(31,122)	$1,934	$240,383

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	231	—	—	67	298
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(6,736)	—	(360)	(7,096)
Purchase of treasury stock	—	—	—	—	—	(4,057)	—	(4,057)
Share-based compensation	—	409	—	—	—	—	—	409
Issuance of vested award shares	—	—	—	—	—	—	—	—
Balance, September 30, 2023	$230	$96,159	$(941)	$201,749	$(33,722)	$(35,179)	$1,641	$229,937

Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(12,101)	—	—	(336)	(12,437)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(4,436)	—	(253)	(4,689)
Purchase of treasury stock	—	—	—	—	—	(7,280)	—	(7,280)
Share-based compensation	—	1,310	—	—	—	—	—	1,310
Issuance of vested award shares	—	(822)	—	(271)	—	919	—	(174)
Balance, September 30, 2023	$230	$96,159	$(941)	$201,749	$(33,722)	$(35,179)	$1,641	$229,937

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(15,908)	$(12,437)
Less net income (loss) from discontinued operations, net of income taxes	(1,512)	(12,480)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains	(3,288)	(275)
Deferred income tax expense (benefit)	1,865	(3,554)
Depreciation of property and equipment	527	466
Amortization of intangibles	—	32
Share-based compensation	522	1,310
Amortization of deferred policy acquisition costs	53,723	48,311
Deferral of policy acquisition costs	(54,404)	(51,175)
Net amortization of premiums and discounts on investments	494	745
Gain on sale of property and equipment	(72)	(44)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(29,161)	(40,275)
Reinsurance premiums receivable / payable	(1,517)	(164)
Reinsurance recoverables on losses	(7,861)	(2,116)
Accrued investment income	77	(80)
Federal Crop Insurance Corporation receivable / payable	(2,201)	983
Other assets	266	(904)
Unpaid losses and loss adjustment expenses	39,884	28,152
Unearned premiums	10,780	20,162
Income tax recoverable / payable	(11,322)	4,611
Accrued expenses and other liabilities	4,892	364
Net cash flows from operating activities – continuing operations	3,204	6,549
Net cash flows from operating activities – discontinued operations	10,493	2,866
Net cash flows from operating activities – loss on sale of discontinued operations	17,479	—
Total adjustments	31,176	9,415
Net cash flows from operating activities	16,780	9,458

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	37,493	21,801
Proceeds from sales of equity securities	4,978	37,685
Purchases of fixed income securities	(46,667)	(39,059)
Purchases of equity securities	(5,077)	(9,677)
Purchases of property and equipment	(777)	(762)
Proceeds from sales of property and equipment	227	129
Proceeds from disposition of Westminster	12,272	—
Net cash flows from investing activities – continuing operations	2,449	10,117
Net cash flows from investing activities – discontinued operations	2,878	(12,138)
Net cash flows from investing activities	5,327	(2,021)

Cash flows from financing activities:
Purchases of treasury stock	—	(7,280)
Pooling (payments) receipts	(10,444)	(27,847)
Principal repayments of finance leases	(73)	—
Issuance of vested award shares	(154)	(174)
Net cash flows from financing activities – continuing operations	(10,671)	(35,301)
Net cash flows from financing activities – discontinued operations	7,058	27,847
Net cash flows from financing activities	(3,613)	(7,454)

Net change in cash and cash equivalents	18,494	(17)
(Increase) decrease in cash and cash equivalents – discontinued operations	(20,429)	(18,575)
Net increase (decrease) in cash and cash equivalents – continuing operations	(1,935)	(18,592)

Cash and cash equivalents at beginning of period – continuing operations	41,037	33,862

Cash and cash equivalents at end of period – continuing operations	$39,102	$15,270

Federal and state income taxes paid (net of refunds received)	$2,848	$(940)

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

Organizational Structure and Credit Ratings

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

The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements and the reported amounts of revenues, claims, and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the interim periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2023 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023.

Discontinued Operations

On May 7, 2024, NI Holdings entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell its subsidiary, Westminster, to Scott Insurance Holdings, a privately owned Maryland limited liability company. Scott Insurance Holdings is affiliated with John Scott, Sr., the father of the president of Westminster, John Scott, Jr. The sale closed on June 30, 2024. The Purchase Agreement included a cash purchase price of $10,500, subject to certain post-closing adjustments, including a post-closing payment to NI Holdings for the amount by which the ending statutory surplus balance for Westminster exceeded $20,000. The post-closing payment received from Scott Insurance Holdings during the third quarter of 2024 was $1,772 and has been included as an adjustment to the purchase price for the calculation of the loss on the sale of Westminster. The sale of Westminster, which represented the majority of our Commercial segment in prior periods, was a strategic shift that has had a major effect on our operations and financial results. Therefore, Westminster has been reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, unless otherwise noted. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Form 10-Q.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Restatement

NI Holdings filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A to amend certain information included in the Company's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024, due to errors resulting from the incorrect accounting for, and presentation of, the previously announced sale of Westminster. Specifically, the Company failed to record certain receivables on Westminster’s closing balance sheet as well as the corresponding payable for Nodak Insurance for amounts owed to Westminster related to the final settlement of the intercompany reinsurance pooling agreement after the date of sale. Failure to include this receivable in Westminster’s closing net assets and liabilities also caused an understatement of the loss on sale of discontinued operations, which also understated the Company’s total net loss. The impact of the corrections related to this error on the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2024, are as follows:

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

The notes to the consolidated financial statements as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations were also amended as necessary as a result of the restatements outlined above.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

3.       Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis, including both continuing and discontinued operations, as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$11,061	$—	$225	$(157)	$11,129
Obligations of states and political subdivisions	49,093	—	577	(3,721)	45,949
Corporate securities	121,047	—	1,182	(5,513)	116,716
Residential mortgage-backed securities	49,700	—	362	(3,409)	46,653
Commercial mortgage-backed securities	30,249	—	200	(2,470)	27,979
Asset-backed securities	56,765	—	810	(2,768)	54,807
Redeemable preferred stocks	3,737	—	—	(253)	3,484
Total fixed income securities	$321,652	$—	$3,356	$(18,291)	$306,717

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,998	$—	$—	$(736)	$10,262
Obligations of states and political subdivisions	55,769	—	408	(4,716)	51,461
Corporate securities	152,630	—	442	(10,856)	142,216
Residential mortgage-backed securities	66,362	—	180	(5,379)	61,163
Commercial mortgage-backed securities	33,532	—	148	(4,241)	29,439
Asset-backed securities	52,692	—	142	(3,805)	49,029
Redeemable preferred stocks	4,747	—	—	(586)	4,161
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliation of the amortized cost and estimated fair value of fixed income securities for continuing and discontinued operations as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$321,652	$—	$3,356	$(18,291)	$306,717
Discontinued operations	—	—	—	—	—
Total fixed income securities	$321,652	$—	$3,356	$(18,291)	$306,717

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$313,182	$—	$1,116	$(24,899)	$289,399
Discontinued operations	63,548	—	204	(5,420)	58,332
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, including both continuing and discontinued operations, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	September 30, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$4,864	$4,809
After one year through five years	60,604	59,189
After five years through ten years	74,235	71,361
After ten years	41,498	38,435
Mortgage / asset-backed securities	136,714	129,439
Redeemable preferred stocks	3,737	3,484
Total fixed income securities	$321,652	$306,717

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,612	$9,436
After one year through five years	75,794	72,602
After five years through ten years	86,185	79,281
After ten years	47,806	42,620
Mortgage / asset-backed securities	152,586	139,631
Redeemable preferred stocks	4,747	4,161
Total fixed income securities	$376,730	$347,731

Fixed income securities with a fair value of $5,856 at September 30, 2024, and $6,403 at December 31, 2023, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

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

	September 30, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$4,495	$(157)	$4,495	$(157)
Obligations of states and political subdivisions	1,477	(17)	30,062	(3,704)	31,539	(3,721)
Corporate securities	499	—	78,737	(5,513)	79,236	(5,513)
Residential mortgage-backed securities	—	—	25,185	(3,409)	25,185	(3,409)
Commercial mortgage-backed securities	—	—	20,032	(2,470)	20,032	(2,470)
Asset-backed securities	250	—	21,761	(2,768)	22,011	(2,768)
Redeemable preferred stocks	—	—	3,484	(253)	3,484	(253)
Total fixed income securities	$2,226	$(17)	$183,756	$(18,274)	$185,982	$(18,291)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,018	$(736)	$9,018	$(736)
Obligations of states and political subdivisions	5,239	(359)	36,194	(4,357)	41,433	(4,716)
Corporate securities	8,018	(93)	110,117	(10,763)	118,135	(10,856)
Residential mortgage-backed securities	12,054	(104)	33,341	(5,275)	45,395	(5,379)
Commercial mortgage-backed securities	2,678	(5)	23,713	(4,236)	26,391	(4,241)
Asset-backed securities	4,463	(18)	30,200	(3,787)	34,663	(3,805)
Redeemable preferred stocks	—	—	4,161	(586)	4,161	(586)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliation for continuing and discontinued operations by duration of the Company’s gross unrealized losses on fixed income securities are shown below.

	September 30, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$2,226	$(17)	$183,756	$(18,274)	$185,982	$(18,291)
Discontinued operations	—	—	—	—	—	—
Total fixed income securities	$2,226	$(17)	$183,756	$(18,274)	$185,982	$(18,291)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$24,049	$(509)	$211,367	$(24,390)	$235,416	$(24,899)
Discontinued operations	8,403	(70)	35,377	(5,350)	43,780	(5,420)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard and have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there were no beginning or ending balances of credit losses during the nine months ended September 30, 2024 or the year ended December 31, 2023. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies” section of the 2023 Annual Report for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Continuing operations:
Fixed income securities	$3,025	$2,362	$8,521	$6,828
Equity securities	215	295	638	743
Real estate	83	98	272	293
Cash and cash equivalents	389	118	1,258	217
Total gross investment income	3,712	2,873	10,689	8,081
Investment expenses	901	752	2,600	2,346
Net investment income – continuing operations	2,811	2,121	8,089	5,735
Net investment income – discontinued operations	—	629	1,419	1,759
Net investment income	$2,811	$2,750	$9,508	$7,494

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Net investment gains (losses) for continuing and discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Continuing operations:
Gross realized gains:
Fixed income securities	$—	$—	$9	$—
Equity securities	272	689	653	13,707
Total gross realized gains	272	689	662	13,707

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(203)	(5)	(218)	(445)
Equity securities	(24)	(175)	(481)	(1,216)
Total gross realized losses, excluding credit impairment losses	(227)	(180)	(699)	(1,661)

Net realized gains (losses)	45	509	(37)	12,046

Change in net unrealized gains on equity securities	2,367	(1,464)	3,325	(11,771)
Net investment gains (losses) – continuing operations	2,412	(955)	3,288	275
Net investment gains (losses) – discontinued operations	—	(272)	116	(260)
Net investment gains (losses)	$2,412	$(1,227)	$3,404	$15

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisor who utilizes different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the three or nine months ended September 30, 2024, or the year ended December 31, 2023. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at September 30, 2024, or December 31, 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following tables, presented on a consolidated basis, including both continuing and discontinued operations, set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$11,129	$—	$11,129	$—
Obligations of states and political subdivisions	45,949	—	45,949	—
Corporate securities	116,716	—	116,716	—
Residential mortgage-backed securities	46,653	—	46,653	—
Commercial mortgage-backed securities	27,979	—	27,979	—
Asset-backed securities	54,807	—	54,807	—
Redeemable preferred stock	3,484	—	3,484	—
Total fixed income securities	306,717	—	306,717	—

Equity securities:
Common stock	25,578	25,578	—	—
Non-redeemable preferred stock	—	—	—	—
Total equity securities	25,578	25,578	—	—

Money market accounts and cash equivalents	12,643	12,643	—	—
Total assets at fair value	$344,938	$38,221	$306,717	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,262	$—	$10,262	$—
Obligations of states and political subdivisions	51,461	—	51,461	—
Corporate securities	142,216	—	142,216	—
Residential mortgage-backed securities	61,163	—	61,163	—
Commercial mortgage-backed securities	29,439	—	29,439	—
Asset-backed securities	49,029	—	49,029	—
Redeemable preferred stock	4,161	—	4,161	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Common stock	25,890	25,890	—	—
Non-redeemable preferred stock	1,877	1,877	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$306,717	$—	$306,717	$—
Discontinued operations	—	—	—	—
Total fixed income securities	306,717	—	306,717	—

Equity securities:
Continuing operations	25,578	25,578	—	—
Discontinued operations	—	—	—	—
Total equity securities	25,578	25,578	—	—

Money market accounts and cash equivalents
Continuing operations	12,643	12,643	—	—
Discontinued operations	—	—	—	—
Total money market accounts and cash equivalents	12,643	12,643	—	—
Total assets at fair value	$344,938	$38,221	$306,717	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$289,399	$—	$289,399	$—
Discontinued operations	58,332	—	58,332	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Continuing operations	21,983	21,983	—	—
Discontinued operations	5,784	5,784	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents
Continuing operations	16,239	16,239	—	—
Discontinued operations	9,357	3,173	6,184	—
Total money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2024, or December 31, 2023.

5.       Reinsurance

External Reinsurance

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The Company reinsures a portion of the risks it underwrites, through these ceded reinsurance agreements, in order to control its exposure to losses. Our ceded reinsurance is placed either on an automatic basis under general reinsurance contracts known as treaties or through facultative contracts placed on substantial individual risks. These contracts do not relieve the Company from its obligations to policyholders. Treaty reinsurance contracts are typically effective from January 1 through December 31 each year.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

During the nine-month period ended September 30, 2024, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. With the exception of Westminster, a per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. For Westminster, a per risk excess of loss treaty provided coverage of $3,000 in excess of $2,000 for property risks and $10,000 in excess of $2,000 for casualty risks until July 1, 2024. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

Effective July 1, 2024, the Company’s reinsurance contracts were modified to exclude any Westminster losses occurring on or after that date, while maintaining all other existing limits, retentions, and attachment points.

For the year ended December 31, 2023, the Company’s catastrophe retention and retention limit were consistent with those for the nine-month period ended September 30, 2024. In addition, limits, retentions, and attachment points in our other reinsurance contracts were also consistent with those for the nine-month period ended September 30, 2024 (with the exception of Westminster for which per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks).

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new credit loss model (current expected credit losses or “CECL”). See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2023 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At September 30, 2024, and December 31, 2023, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$67,704	$90,125	$81,223	$104,540
Assumed premium	189	1,880	175	2,045
Ceded premium	(5,451)	(8,735)	(10,773)	(15,815)
Net premiums	$62,442	$83,270	$70,625	$90,770

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$310,849	$296,107	$316,029	$296,176
Assumed premium	2,666	2,684	3,014	3,448
Ceded premium	(31,523)	(29,412)	(39,671)	(37,081)
Net premiums	$281,992	$269,379	$279,372	$262,543

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current and comparable prior year quarter, segregated between continuing and discontinued operations, are shown below.

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$67,704	$90,125	$67,917	$85,600
Assumed premium	189	1,880	175	2,045
Ceded premium	(5,451)	(8,735)	(6,236)	(11,227)
Net premiums	$62,442	$83,270	$61,856	$76,418

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$13,306	$18,940
Assumed premium	—	—	—	—
Ceded premium	—	—	(4,537)	(4,588)
Net premiums	$—	$—	$8,769	$14,352

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current year-to-date and comparable prior year-to-date amounts, segregated between continuing and discontinued operations, are shown below.

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$269,217	$257,024	$261,865	$238,892
Assumed premium	2,666	2,684	3,014	3,448
Ceded premium	(22,780)	(21,385)	(26,595)	(24,216)
Net premiums	$249,103	$238,323	$238,284	$218,124

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$41,632	$39,083	$54,164	$57,284
Assumed premium	—	—	—	—
Ceded premium	(8,743)	(8,027)	(13,076)	(12,865)
Net premiums	$32,889	$31,056	$41,088	$44,419

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct losses and loss adjustment expenses	$69,692	$71,107	$212,914	$237,117
Assumed losses and loss adjustment expenses	617	725	886	882
Ceded losses and loss adjustment expenses	(5,209)	(8,268)	(15,692)	(38,104)
Net losses and loss adjustment expenses	$65,100	$63,564	$198,108	$199,895

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Continuing operations:
Direct losses and loss adjustment expenses	$69,692	$53,863	$184,561	$162,027
Assumed losses and loss adjustment expenses	617	725	886	882
Ceded losses and loss adjustment expenses	(5,209)	(1,431)	(10,845)	(8,550)
Net losses and loss adjustment expenses	$65,100	$53,157	$174,602	$154,359

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Discontinued operations:
Direct losses and loss adjustment expenses	$—	$17,244	$28,353	$75,090
Assumed losses and loss adjustment expenses	—	—	—	—
Ceded losses and loss adjustment expenses	—	(6,837)	(4,847)	(29,554)
Net losses and loss adjustment expenses	$—	$10,407	$23,506	$45,536

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by AM Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category. Subsequent to the June 30, 2024, date of sale, Westminster is no longer a member of the pool, and the pooling percentages for the remaining insurance subsidiaries were updated based on their respective surplus as a percentage of the pool as of December 31, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$31,157	$34,124	$34,120	$29,768
Deferral of policy acquisition costs	13,930	18,415	63,000	61,938
Amortization of deferred policy acquisition costs	(17,616)	(20,362)	(61,651)	(59,529)
Westminster balance disposed in sale	—	—	(7,998)	—
Balance, end of period	$27,471	$32,177	$27,471	$32,177

The tables for current and prior year continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Continuing operations:
Balance, beginning of period	$31,157	$26,472	$26,790	$22,675
Deferral of policy acquisition costs	13,930	15,591	54,404	51,176
Amortization of deferred policy acquisition costs	(17,616)	(16,523)	(53,723)	(48,311)
Balance, end of period	$27,471	$25,540	$27,471	$25,540

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Discontinued operations:
Balance, beginning of period	$—	$7,652	$7,330	$7,093
Deferral of policy acquisition costs	—	2,824	8,596	10,762
Amortization of deferred policy acquisition costs	—	(3,839)	(7,928)	(11,218)
Westminster balance disposed in sale	—	—	(7,998)	—
Balance, end of period	$—	$6,637	$—	$6,637

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

7.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$217,119	$190,459
Reinsurance recoverables on losses	48,969	37,575
Net balance, beginning of period	168,150	152,884

Incurred related to:
Current year	185,006	180,895
Prior years	13,102	19,000
Total incurred	198,108	199,895

Paid related to:
Current year	89,330	91,979
Prior years	69,992	76,842
Total paid	159,322	168,821

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	107,508	—
Reinsurance recoverables on losses	45,320	—
Net balance, date of sale	62,188	—

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	159,069	240,748
Reinsurance recoverables on losses	14,321	56,790
Net balance, end of period	$144,748	$183,958

During the nine months ended September 30, 2024, the Company’s incurred reported losses and loss adjustment expenses included $13,102 of net unfavorable development on prior accident years, primarily attributable to Direct Auto. During the nine months ended September 30, 2023, the Company’s incurred reported losses and loss adjustment expenses included $19,000 of net unfavorable development on prior accident years, primarily attributable to Direct Auto and Westminster.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The tables for current and prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Nine Months Ended September 30,
	2024	2023
Continuing operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$119,185	$114,296
Reinsurance recoverables on losses	6,460	8,586
Net balance, beginning of period	112,725	105,710

Incurred related to:
Current year	160,891	147,849
Prior years	13,711	6,510
Total incurred	174,602	154,359

Paid related to:
Current year	83,766	79,500
Prior years	58,813	48,823
Total paid	142,579	128,323

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	159,069	142,448
Reinsurance recoverables on losses	14,321	10,702
Net balance, end of period	$144,748	$131,746

	Nine Months Ended September 30,
	2024	2023
Discontinued operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$97,934	$76,163
Reinsurance recoverables on losses	42,509	28,989
Net balance, beginning of period	55,425	47,174

Incurred related to:
Current year	24,115	33,046
Prior years	(609)	12,490
Total incurred	23,506	45,536

Paid related to:
Current year	5,564	12,479
Prior years	11,179	28,019
Total paid	16,743	40,498

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	107,508	—
Reinsurance recoverables on losses	45,320	—
Net balance, date of sale	62,188	—

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	—	98,300
Reinsurance recoverables on losses	—	46,088
Net balance, end of period	$—	$52,212

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

8.       Property and Equipment

Property and equipment, presented on a consolidated basis, including both continuing and discontinued operations, consisted of the following:

	September 30, 2024	December 31, 2023	Estimated Useful Life
Cost:
Land	$1,249	$1,403	indefinite
Building and improvements	12,377	14,538	10 – 43 years
Electronic data processing equipment	1,471	1,441	5 – 7 years
Furniture and fixtures	2,733	2,953	5 – 7 years
Automobiles	1,265	1,319	2 – 3 years
Gross cost	19,095	21,654

Accumulated depreciation	(11,547)	(11,757)
Total property and equipment, net	$7,548	$9,897

Depreciation expense was $186 and $188 for the three months ended September 30, 2024 and 2023, respectively, and $616 and $558 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense for continuing operations was $186 and $157 for the three months ended September 30, 2024 and 2023, respectively, and $527 and $466 for the nine months ended September 30, 2024 and 2023, respectively.

Property and equipment for current and prior year continuing and discontinued operations consisted of the following:

September 30, 2024
Cost:
Continuing operations	$19,095
Discontinued operations	—
Total cost	19,095

Accumulated depreciation
Continuing operations	(11,547)
Discontinued operations	—
Total accumulated depreciation	(11,547)

Total property and equipment, net	$7,548

December 31, 2023
Cost:
Continuing operations	$18,756
Discontinued operations	2,898
Total cost	21,654

Accumulated depreciation
Continuing operations	(11,304)
Discontinued operations	(453)
Total accumulated depreciation	(11,757)

Total property and equipment, net	$9,897

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

9.       Goodwill and Other Intangibles

Goodwill

The following table presents, on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s goodwill and related impairment by segment:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Non-Standard Auto	Commercial	Total	Non-Standard Auto	Commercial	Total
Goodwill, original recorded value	$2,628	$6,756	$9,384	$2,628	$6,756	$9,384
Accumulated impairment losses at the beginning of the period	—	(6,756)	(6,756)	—	—	—
Goodwill, beginning of period	2,628	—	2,628	2,628	6,756	9,384
Impairment recognized during the period	—	—	—	—	(6,756)	(6,756)
Goodwill, end of period	$2,628	$—	$2,628	$2,628	$—	$2,628

Based on the qualitative analyses performed for the goodwill related to our Non-Standard Auto segment, we concluded that goodwill was not impaired as of September 30, 2024, or December 31, 2023.

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

Other Intangible Assets

The following table presents on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s other intangible assets:

September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$248	$248	$—
Distribution network	—	—	—
Total subject to amortization	248	248	—
Not subject to amortization:
State insurance licenses	100	—	100
Total	$348	$248	$100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$448	$300
Distribution network	6,700	1,489	5,211
Total subject to amortization	7,448	1,937	5,511
Not subject to amortization:
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,937	$7,411

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

The following table presents the current and prior year continuing and discontinued carrying amounts of the Company’s other intangible assets:

September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	—	—	—
Total subject to amortization	248	248	—

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	—	—	—
Total not subject to amortization	$348	$248	$100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	7,200	1,689	5,511
Total subject to amortization	7,448	1,937	5,511

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	1,800	—	1,800
Total not subject to amortization	$9,348	$1,937	$7,411

We determined during our reviews that other indefinite-lived intangible assets and finite-lived intangible assets were not impaired as of September 30, 2024, or December 31, 2023.

Amortization expense was $0 and $114 for the three months ended September 30, 2024 and 2023, respectively, and $211 and $349 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for continuing operations was $0 and $8 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $32 for the nine months ended September 30, 2024 and 2023, respectively.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

10.       Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $468 and $426 during the three months ended September 30, 2024 and 2023, respectively, and $1,351 and $1,225 for the nine months ended September 30, 2024 and 2023, respectively. Royalty amounts payable of $7 and $131 were accrued as a liability to the NDFB at September 30, 2024, and December 31, 2023, respectively.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

11.       Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $312 and $656 during the three months ended September 30, 2024 and 2023, respectively, and $1,117 and $1,315 during the nine months ended September 30, 2024 and 2023, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $27 and $45 during the three months ended September 30, 2024 and 2023, respectively, and $258 and $257 during the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognized compensation expense related to the ESOP of $93 and $81 during the three months ended September 30, 2024 and 2023, respectively, and $269 and $245 during the nine months ended September 30, 2024 and 2023, respectively.

Through September 30, 2024, and December 31, 2023, the Company had released and allocated 170,205 ESOP shares to participants, with a remainder of 69,795 ESOP shares in suspense at September 30, 2024, and December 31, 2023. Using the Company’s quarter-end market price of $15.68 per share, the fair value of the unearned ESOP shares was $1,094 at September 30, 2024.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

12.       Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the nine months ended September 30, 2024, or the year ended December 31, 2023. This line of credit is scheduled to expire on December 13, 2024.

13.       Income Taxes

Due to the Battle Creek demutualization, the Company established a net valuation allowance of $346 against their deferred income tax asset established for net operating loss carryforwards.

At September 30, 2024, and December 31, 2023, we had no unrecognized income tax benefits, no accrued interest and penalties, and no significant uncertain income tax positions. No interest and penalties were recognized during the nine-month period ended September 30, 2024, or the year ended December 31, 2023.

Federal income taxes were allocated to discontinued operations at a 21.1% effective tax rate at the date of sale. Our effective tax rate for continuing operations for the nine months ended September 30, 2024, was 12.0% which was impacted by the $346 valuation allowance on net operating loss carryforwards established as a result of the Battle Creek demutualization. The effective tax rate, including the loss on the sale of Westminster, was 32.0% for the nine months ended September 30, 2024.

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

There were expenses of $121 and $98 related to these leases during the three months ended September 30, 2024 and 2023, respectively, and $365 and $293 during the nine months ended September 30, 2024 and 2023.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$96	$98	$288	$293
Finance lease cost				—
Amortization of right-of-use assets	20	—	60	—
Interest on lease liabilities	5	—	17	—
Finance lease cost	25	—	77	—
Total lease cost	$121	$98	$365	$293

Other information on leases:
Cash payments included in operating cash flows from operating leases	$102	$103	$306	$307
Cash payments included in operating cash flows from finance leases	5	—	17	—
Cash payments included in financing cash flows from finance leases	25	—	73	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	185	247
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Weighted average discount rate – operating leases	4.48%	3.95%	4.48%	3.95%
Weighted average discount rate – finance leases	8.50%	—	8.50%	—
Weighted average remaining lease term in years – operating leases	4.7 years	5.6 years	4.7 years	5.6 years
Weighted average remaining lease term in years – finance leases	2.1 years	—	2.1 years	—

The following table presents the contractual maturities of the Company’s operating leases for each of the five years in the period ending December 31, 2028, and thereafter, reconciled to the Company’s operating lease liability at September 30, 2024.

Year ending December 31,	Operating Leases	Finance Leases	Total
2024 (three months remaining)	$97	$30	$127
2025	393	120	513
2026	396	100	496
2027	401	—	401
2028	376	—	376
Thereafter	212	—	212
Total undiscounted lease payments	1,875	250	2,125
Less: present value adjustment	178	20	198
Lease liability at September 30, 2024	$1,697	$230	$1,927

15.       Contingencies

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Nine Months Ended September 30,
	2024	2023
Shares outstanding, beginning of period	20,599,908	21,076,255
Treasury shares repurchased through stock repurchase authorization	—	(548,549)
Issuance of treasury shares for vesting of restricted stock units	48,734	47,887
Shares outstanding, end of period	20,648,642	20,575,593

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the three- and nine-month periods ended September 30, 2024, excluded the weighted average effects of 134,644 and 125,054 shares, respectively, of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the nine-month period ended September 30, 2023, excluded the weighted average effects of 68,380 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2023, we repurchased 548,549 shares of our common stock for $7,280, under our share repurchase authorization. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed on common share repurchase activity, net of common share issuances, as part of the Inflation Reduction Act of 2022. At September 30, 2024, $2,052 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2023	115,360	$17.00
RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	15.37

RSUs granted during 2024	103,600	14.45
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(80,420)	15.19
Units outstanding and unearned at September 30, 2024	100,340	14.95

(1)  Represents RSU forfeitures primarily related to the execution of the separation agreement with the former Chief Executive Officer.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSU compensation expense (benefit)	$(384)	$268	$383	$827
Income tax benefit (expense)	87	(61)	(87)	(188)
RSU compensation expense (benefit), net of income taxes	$(297)	$207	$296	$639

At September 30, 2024, there was $782 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.35 years.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2023	190,000	$17.00
PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	16.53

PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(64,600)	18.64
Forfeitures (2)	(104,800)	15.24
Units outstanding at September 30, 2024	124,200	15.01

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the separation agreement with the former Chief Executive Officer.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PSU compensation expense	$(230)	$141	$139	$418
Income tax benefit	52	(32)	(32)	(95)
PSU compensation expense, net of income taxes	$(178)	$109	$107	$323

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

At September 30, 2024, there was $796 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.04 years.

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

18.       Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of September 30, 2024, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 for continuing and discontinued operations.

	As of and For the Three Months Ended September 30, 2024		As of and For the Three Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$92,831	$348	$91,249	$426

Current period charge for expected credit losses		62		43
Write-offs of uncollectible premiums receivable		(60)		(53)

Balance, end of period	$85,315	$350	$87,621	$416

	As of and For the Nine Months Ended September 30, 2024		As of and For the Nine Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$56,154	$394	$47,346	$417

Current period charge for expected credit losses		194		317
Write-offs of uncollectible premiums receivable		(238)		(318)

Balance, end of period	$85,315	$350	$87,621	$416

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	As of and For the Three Months Ended September 30, 2024		As of and For the Three Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$15,697	$8

Current period charge for expected credit losses		—		2
Write-offs of uncollectible premiums receivable		—		(2)
Westminster balances disposed in sale	$—	$—	$—	$—

Balance, end of period	$—	$—	$12,004	$8

	As of and For the Nine Months Ended September 30, 2024		As of and For the Nine Months Ended September 30, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$17,904	$8	$14,827	$8

Current period charge for expected credit losses		4		6
Write-offs of uncollectible premiums receivable		(4)		(6)
Westminster balances disposed in sale	$16,030	$(8)	$—	$—

Balance, end of period	$—	$—	$12,004	$8

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

19.	Discontinued Operations

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

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$15,656
Fixed income securities, at fair value	—	58,332
Equity securities, at fair value	—	5,784
Total cash and investments	—	79,772

Premiums and agents’ balances receivable	—	17,904
Deferred policy acquisition costs	—	7,330
Reinsurance premiums receivable	—	5,464
Reinsurance recoverables on losses	—	42,509
Accrued investment income	—	438
Property and equipment, net	—	2,445
Deferred income taxes	—	(815)
Goodwill and other intangibles	—	7,311
Other assets	—	99
Total assets of discontinued operations	$—	$162,457

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$97,934
Unearned premiums	—	38,000
Income tax payable (receivable)	—	(59)
Accrued expenses and other liabilities	—	5,422
Total liabilities of discontinued operations	$—	$141,297

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$—	$14,352	$31,056	$44,419
Fee and other income	—	10	14	32
Net investment income	—	629	1,419	1,759
Net investment gains (losses)	—	(272)	116	(260)
Total revenues	—	14,719	32,605	45,950

Expenses:
Losses and loss adjustment expenses	—	10,407	23,506	45,536
Amortization of deferred policy acquisition costs	—	3,839	7,928	11,218
Other underwriting and general expenses	—	1,364	3,088	5,039
Total expenses	—	15,610	34,522	61,793

Loss before income taxes	—	(891)	(1,917)	(15,843)
Income tax benefit	—	(384)	(405)	(3,363)
Net loss	$—	$(507)	$(1,512)	$(12,480)

Loss per common share from discontinued operations:
Basic	$—	$(0.02)	$(0.07)	$(0.59)
Diluted	$—	$(0.02)	$(0.07)	$(0.59)

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

20.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and nine-month periods ended September 30, 2024 and 2023.

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

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,981	$23,069	$26,092	$13,649	$3,334	$90,125
Assumed premiums earned	—	—	—	1,610	270	1,880
Ceded premiums earned	(1,369)	(68)	(2,613)	(4,374)	(311)	(8,735)
Net premiums earned	22,612	23,001	23,479	10,885	3,293	83,270

Direct losses and loss adjustment expenses	15,300	20,504	23,248	7,588	3,052	69,692
Assumed losses and loss adjustment expenses	—	—	—	439	178	617
Ceded losses and loss adjustment expenses	(1,230)	—	(1,225)	(1,837)	(917)	(5,209)
Net losses and loss adjustment expenses	14,070	20,504	22,023	6,190	2,313	65,100

Gross margin	8,542	2,497	1,456	4,695	980	18,170

Underwriting and general expenses	7,470	10,327	7,618	1,783	142	27,340
Underwriting gain (loss)	1,072	(7,830)	(6,162)	2,912	838	(9,170)

Fee and other income		281				491
		(7,549)
Net investment income						2,811
Net investment gains (losses)						2,412
Loss before income taxes						(3,456)
Income tax expense (benefit)						(751)
Net loss						(2,705)
Net loss attributable to non-controlling interest						—
Net loss attributable to NI Holdings, Inc.						$(2,705)

Operating Ratios:
Loss and loss adjustment expense ratio	62.2%	89.1%	93.8%	56.9%	70.2%	78.2%
Expense ratio	33.0%	44.9%	32.4%	16.4%	4.3%	32.8%
Combined ratio	95.2%	134.0%	126.2%	73.3%	74.5%	111.0%

Balances at September 30, 2024:
Premiums and agents’ balances receivable	$26,863	$12,076	$11,043	$32,751	$2,582	$85,315
Deferred policy acquisition costs	6,636	9,279	9,620	786	1,150	27,471
Reinsurance recoverables on losses	2,142	—	3,648	3,532	4,999	14,321
Receivable from Federal Crop Insurance Corporation	—	—	—	19,605	—	19,605
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	34,777	73,447	23,947	16,493	10,405	159,069
Unearned premiums	38,309	28,725	54,409	8,614	6,823	136,880

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$22,377	$21,334	$23,650	$15,283	$2,956	$85,600
Assumed premiums earned	—	—	—	1,792	253	2,045
Ceded premiums earned	(1,142)	(103)	(2,341)	(7,329)	(312)	(11,227)
Net premiums earned	21,235	21,231	21,309	9,746	2,897	76,418

Direct losses and loss adjustment expenses	16,148	18,838	14,611	4,899	(633)	53,863
Assumed losses and loss adjustment expenses	—	—	—	558	167	725
Ceded losses and loss adjustment expenses	455	—	(559)	(1,767)	440	(1,431)
Net losses and loss adjustment expenses	16,603	18,838	14,052	3,690	(26)	53,157

Gross margin	4,632	2,393	7,257	6,056	2,923	23,261

Underwriting and general expenses	6,126	8,719	6,207	1,973	828	23,853
Underwriting gain (loss)	(1,494)	(6,326)	1,050	4,083	2,095	(592)

Fee and other income		278				445
		(6,048)
Net investment income						2,121
Net investment gains (losses)						(955)
Income before income taxes						1,019
Income tax expense (benefit)						214
Net income						805
Net income attributable to non-controlling interest						67
Net income attributable to NI Holdings, Inc.						$738

Operating Ratios:
Loss and loss adjustment expense ratio	78.2%	88.7%	65.9%	37.9%	(0.9% )	69.6%
Expense ratio	28.8%	41.1%	29.1%	20.2%	28.6%	31.2%
Combined ratio	107.0%	129.8%	95.0%	58.1%	27.7%	100.8%

Balances at September 30, 2023:
Premiums and agents’ balances receivable	$23,901	$15,854	$9,655	$35,982	$2,229	$87,621
Deferred policy acquisition costs	5,744	9,797	7,973	1,046	980	25,540
Reinsurance recoverables on losses	139	—	3,918	4,676	1,969	10,702
Receivable from Federal Crop Insurance Corporation	—	—	—	14,479	—	14,479
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	33,124	59,663	24,489	16,614	8,558	142,448
Unearned premiums	35,059	31,072	48,636	10,208	6,113	131,088

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$70,600	$74,947	$75,336	$26,565	$9,576	$257,024
Assumed premiums earned	—	—	—	2,113	571	2,684
Ceded premiums earned	(3,415)	(214)	(8,519)	(8,363)	(874)	(21,385)
Net premiums earned	67,185	74,733	66,817	20,315	9,273	238,323

Direct losses and loss adjustment expenses	47,608	56,687	58,604	14,542	7,120	184,561
Assumed losses and loss adjustment expenses	—	—	—	687	199	886
Ceded losses and loss adjustment expenses	(2,316)	—	(2,374)	(3,285)	(2,870)	(10,845)
Net losses and loss adjustment expenses	45,292	56,687	56,230	11,944	4,449	174,602

Gross margin	21,893	18,046	10,587	8,371	4,824	63,721

Underwriting and general expenses	21,327	30,892	21,561	3,494	3,107	80,381
Underwriting gain (loss)	566	(12,846)	(10,974)	4,877	1,717	(16,660)

Fee and other income		971				1,590
		(11,875)
Net investment income						8,089
Net investment gains (losses)						3,288
Loss before income taxes						(3,693)
Income tax expense (benefit)						(445)
Net loss						(3,248)
Net loss attributable to non-controlling interest						—
Net loss attributable to NI Holdings, Inc.						$(3,248)

Operating Ratios:
Loss and loss adjustment expense ratio	67.4%	75.9%	84.2%	58.8%	48.0%	73.3%
Expense ratio	31.7%	41.3%	32.3%	17.2%	33.5%	33.7%
Combined ratio	99.1%	117.2%	116.5%	76.0%	81.5%	107.0%

NI Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollar amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$64,426	$64,049	$69,077	$32,800	$8,540	$238,892
Assumed premiums earned	—	—	—	2,293	1,155	3,448
Ceded premiums earned	(2,995)	(295)	(7,363)	(12,735)	(828)	(24,216)
Net premiums earned	61,431	63,754	61,714	22,358	8,867	218,124

Direct losses and loss adjustment expenses	50,227	50,015	42,548	16,932	2,305	162,027
Assumed losses and loss adjustment expenses	—	—	—	558	324	882
Ceded losses and loss adjustment expenses	867	—	(1,862)	(6,363)	(1,192)	(8,550)
Net losses and loss adjustment expenses	51,094	50,015	40,686	11,127	1,437	154,359

Gross margin	10,337	13,739	21,028	11,231	7,430	63,765

Underwriting and general expenses	18,406	26,511	18,672	4,687	2,641	70,917
Underwriting gain (loss)	(8,069)	(12,772)	2,356	6,544	4,789	(7,152)

Fee and other income		748				1,196
		(12,024)
Net investment income						5,735
Net investment gains (losses)						275
Loss before income taxes						54
Income tax expense (benefit)						11
Net income						43
Net loss attributable to non-controlling interest						(336)
Net income attributable to NI Holdings, Inc.						$379

Operating Ratios:
Loss and loss adjustment expense ratio	83.2%	78.5%	65.9%	49.8%	16.2%	70.8%
Expense ratio	30.0%	41.6%	30.3%	21.0%	29.8%	32.5%
Combined ratio	113.2%	120.1%	96.2%	70.8%	46.0%	103.3%

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

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2024 Third Quarter Consolidated Results of Continuing Operations

●	Net loss of $2,705, or $0.13 per share basic and diluted
●	Net premiums earned of $83,270
●	Net investment income of $2,811
●	Net unfavorable prior year reserve development of $5,329
●	Underwriting loss of $9,170
●	Combined ratio of 111.0%
●	Operating cash flows of $3,204

2024 Third Quarter Consolidated Financial Condition

●	Total cash and investments of $373,403
●	Total assets of $559,897
●	Unpaid losses and loss adjustment expenses of $159,069
●	Total liabilities of $318,526
●	Shareholders’ equity of $241,371

Results of Continuing Operations

Our consolidated net loss from continuing operations was $2,705 for the three months ended September 30, 2024, compared to net income from continuing operations of $805 for the three months ended September 30, 2023. Our consolidated net loss from continuing operations was $3,248 for the nine months ended September 30, 2024, compared to net income from continuing operations of $43 for the nine months ended September 30, 2023.

The major components of revenues and net loss are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$83,270	$76,418	$238,323	$218,124
Fee and other income	491	445	1,590	1,196
Net investment income	2,811	2,121	8,089	5,735
Net investment gains (losses)	2,412	(955)	3,288	275
Total revenues	88,984	78,029	251,290	225,330

Components of net income (loss):
Net premiums earned	83,270	76,418	238,323	218,124
Losses and loss adjustment expenses	65,100	53,157	174,602	154,359
Amortization of deferred policy acquisition costs and other underwriting and general expenses	27,340	23,853	80,381	70,917
Underwriting loss	(9,170)	(592)	(16,660)	(7,152)

Fee and other income	491	445	1,590	1,196
Net investment income	2,811	2,121	8,089	5,735
Net investment gains (losses)	2,412	(955)	3,288	275
Income (loss) from continuing operations before income taxes	(3,456)	1,019	(3,693)	54
Income tax expense (benefit)	(751)	214	(445)	11
Net income (loss) from continuing operations	$(2,705)	$805	$(3,248)	$43

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net premiums earned:
Direct premium	$90,125	$85,600	$257,024	$238,892
Assumed premium	1,880	2,045	2,684	3,448
Ceded premium	(8,735)	(11,227)	(21,385)	(24,216)
Total net premiums earned	$83,270	$76,418	$238,323	$218,124

Our net premiums earned for the three months ended September 30, 2024, increased $6,852, or 9.0%, compared to the three months ended September 30, 2023. Net premiums earned for the nine months ended September 30, 2024, increased $20,199, or 9.3%, compared to the nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net premiums earned:
Private Passenger Auto	$22,612	$21,235	$67,185	$61,431
Non-Standard Auto	23,001	21,231	74,733	63,754
Home and Farm	23,479	21,309	66,817	61,714
Crop	10,885	9,746	20,315	22,358
All Other	3,293	2,897	9,273	8,867
Total net premiums earned	$83,270	$76,418	$238,323	$218,124

Below are comments regarding net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the third quarter of 2024 increased $1,377, or 6.5%, compared to the same period in 2023. Net premiums earned for the first nine months of 2024 increased $5,754, or 9.4% from the first nine months of 2023. Results were driven by new business growth in North Dakota as well as significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability.

Non-Standard Auto – Net premiums earned for the third quarter of 2024 increased $1,770, or 8.4%, compared to the same period in 2023. Net premiums earned for the first nine months of 2024 increased $10,979, or 17.2% from the first nine months of 2023. Results were driven by prior period new business growth in Illinois and Arizona as well as significant rate increases in the Chicago market where our non-standard auto business is concentrated, partially offset by lower retention compared to prior year periods.

Home and Farm – Net premiums earned for the third quarter of 2024 increased $2,170, or 10.2%, compared to the same period in 2023. Net premiums earned for the first nine months of 2024 increased $5,103, or 8.3% from the first nine months of 2023. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values, which were primarily the result of higher inflationary factors. These increases were partially offset by lower retention rates and new business levels in Nebraska and South Dakota as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the third quarter of 2024, increased $1,139, or 11.7%, compared to the same period in 2023. Net premiums earned for the first nine months of 2024 decreased $2,043, or 9.1% from the first nine months of 2023. The increase in the third quarter of 2024 was driven by the recognition during the prior year quarter of a reduction in the acres insured for the prior year. The year-to-date decrease was driven by lower commodity prices in the current year.

All Other – Net premiums earned for the third quarter of 2024, increased $396, or 13.7%, compared to the same period in 2023. Net premiums earned for the first nine months of 2024 increased $406, or 4.6%, from the first nine months of 2023. Results were driven by rate and insured value increases for the commercial and excess lines of business, partially offset by the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Losses and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$69,692	$53,863	$184,561	$162,027
Assumed losses and loss adjustment expenses	617	725	886	882
Ceded losses and loss adjustment expenses	(5,209)	(1,431)	(10,845)	(8,550)
Total net losses and loss adjustment expenses	$65,100	$53,157	$174,602	$154,359

Our net losses and loss adjustment expenses for the three months ended September 30, 2024, increased $11,943, or 22.5%, compared to the three months ended September 30, 2023. Our net losses and loss adjustment expenses for the nine months ended September 30, 2024, increased $20,243, or 13.1%, compared to the nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net losses and loss adjustment expenses:
Private Passenger Auto	$14,070	$16,603	$45,292	$51,094
Non-Standard Auto	20,504	18,838	56,687	50,015
Home and Farm	22,023	14,052	56,230	40,686
Crop	6,190	3,690	11,944	11,127
All Other	2,313	(26)	4,449	1,437
Total net losses and loss adjustment expenses	$65,100	$53,157	$174,602	$154,359

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Loss and loss adjustment expenses ratio:
Private Passenger Auto	62.2%	78.2%		67.4%	83.2%
Non-Standard Auto	89.1%	88.7%		75.9%	78.5%
Home and Farm	93.8%	65.9%		84.2%	65.9%
Crop	56.9%	37.9%		58.8%	49.8%
All Other	70.2%	(0.9%	)	48.0%	16.2%
Total loss and loss adjustment expenses ratio	78.2%	69.6%		73.3%	70.8%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 16.0 percentage points and 15.8 percentage points in the three- and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease in the third quarter of 2024 was driven by improved loss frequency in Nebraska and South Dakota during the current year quarter. The year-to-date decrease was driven by the improved loss frequency in the current year quarter as well as lower levels of weather-related losses in the current year due to the mild winter in the Midwest compared to elevated winter weather-related losses in the prior year. Both periods were positively affected by earned premium growth.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 0.4 percentage points in the three-month period ended September 30, 2024, compared to the same period in 2023. Although the year-over-year ratios were relatively consistent, the current year quarter was impacted by unfavorable prior year reserve development related to elevated bodily injury losses. The net loss and loss adjustment expense ratio decreased 2.6 percentage points in the nine-month period ended September 30, 2024, compared to the same period in 2023. This decrease was primarily driven by earned premium growth resulting from new business growth and significant rate increases.

Home and Farm – The net loss and loss adjustment expense ratio increased 27.9 percentage points and 18.3 percentage points in the three- and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. These increases in net loss and loss adjustment expense ratios were driven by higher non-catastrophe weather-related losses in North Dakota and Nebraska during 2024 compared to the prior year partially offset by earned premium growth in the current year.

Crop – The net loss and loss adjustment expense ratio increased 19.0 percentage points and 9.0 percentage points in the three- and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. These increases were driven by slightly less favorable crop growing conditions compared to the prior year.

All Other – The net loss and loss adjustment expense ratio increased 71.1 percentage points and 31.8 percentage points in the three- and nine-month period ended September 30, 2024, compared to the same period in 2023. These increases were driven by elevated large loss experience compared to the prior year. The negative loss and loss adjustment expense ratio for the third quarter of 2023 was the result of an inter-segment reclassification of a large loss during the quarter.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$17,616	$16,523	$53,723	$48,311
Other underwriting and general expenses	9,724	7,330	26,658	22,606
Total underwriting and general expenses	27,340	23,853	80,381	70,917

Expense Ratio	32.8%	31.2%	33.7%	32.5%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 1.6 percentage points and 1.2 percentage points in the three-and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant premium growth compared to the prior year, including significant growth in the Non-Standard Auto segment which generally pays higher agent commissions than our other segments. The increase in the other underwriting and general expenses is due to the costs incurred in the current quarter associated with the execution of the separation agreement with our former Chief Executive Officer.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Underwriting gain (loss):
Private Passenger Auto	$1,072	$(1,494)	$566	$(8,069)
Non-Standard Auto	(7,830)	(6,326)	(12,846)	(12,772)
Home and Farm	(6,162)	1,050	(10,974)	2,356
Crop	2,912	4,083	4,877	6,544
All Other	838	2,095	1,717	4,789
Total underwriting loss	$(9,170)	$(592)	$(16,660)	$(7,152)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Combined ratio:
Private Passenger Auto	95.2%	107.0%	99.1%	113.2%
Non-Standard Auto	134.0%	129.8%	117.2%	120.1%
Home and Farm	126.2%	95.0%	116.5%	96.2%
Crop	73.3%	58.1%	76.0%	70.8%
All Other	74.5%	27.7%	81.5%	46.0%
Combined ratio	111.0%	100.8%	107.0%	103.3%

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

The total underwriting loss increased $8,578 for the three-month period ended September 30, 2024, compared to the same period in 2023. The total underwriting loss increased $9,508 for the nine-month period ended September 30, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 10.2 percentage points in the three-month period ended September 30, 2024, compared to the same period in 2023. The overall combined ratio increased 3.7 percentage points in the nine-month period ended September 30, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $491 and $1,590 for the three and nine months ended September 30, 2024, respectively, compared to $445 and $1,196 for the three and nine months ended September 30, 2023, respectively. Fee income is largely attributable to the Non-Standard Auto segment and is a key component in measuring its profitability. Fee and other income on this business increased to $281 and $971 for the three and nine months ended September 30, 2024, respectively, from $278 and $748 for the three and nine months ended September 30, 2023, respectively, driven by growth in this segment.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average cash and invested assets	$376,594	$322,813	$367,614	$331,170
Net investment income	$2,811	$2,121	$8,089	$5,735

Gross return on average cash and invested assets	3.9%	3.6%	3.9%	3.3%
Net return on average cash and invested assets	3.0%	2.6%	2.9%	2.3%

Net investment income increased $690 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Net investment income increased $2,354 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily driven by the higher interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio.

Gross and net return on average cash and invested assets increased year-over-year, primarily driven by the favorable interest rate environment that resulted in significantly higher net investment income on an increased average balance of fixed income securities as well as cash and cash equivalents (measured at fair value). In addition, the increase in investments in high dividend yield equities resulted in relatively consistent year-over-year dividend income despite a reduction in the average equities balance (measured at fair value). The increase in average cash and invested assets was driven by changes in the fair value of fixed income securities due to the interest rate environment as well as higher operating cash flows during the first nine months of 2024.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains	$272	$689	$662	$13,707
Gross realized losses, excluding credit impairment losses	(227)	(180)	(699)	(1,661)
Net realized gains (losses)	45	509	(37)	12,046
Change in net unrealized gains on equity securities	2,367	(1,464)	3,325	(11,771)
Net investment gains (losses)	$2,412	$(955)	$3,288	$275

We had net realized gains of $45 and losses of $37 for the three and nine months ended September 30, 2024, respectively, compared to net realized gains of $509 and $12,046 for the three and nine months ended September 30, 2023, respectively. The elevated net realized gains in the nine months ended September 30, 2023, were the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced an increase of $2,367 and $3,325 in net unrealized gains on equity securities during the three and nine months ended September 30, 2024, respectively, attributable to overall favorable equity markets during the current quarter and year-to-date. We experienced a decrease in net unrealized gains on equity securities of $1,464 and $11,771 during the three and nine months ended September 30, 2023, respectively. The decrease in unrealized gains on equity securities during the nine months ended September 30, 2023, was driven by the equity portfolio liquidation noted above and the impact of changes in fair value attributable to equity market volatility.

Our fixed income securities are classified as available for sale because we will, from time to time, make sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $11,138 and $8,848 during the three and nine months ended September 30, 2024, respectively, compared to net unrealized losses of $8,718 and $5,741 during the three and nine months ended September 30, 2023, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended September 30, 2024, we had a pre-tax loss of $3,456 compared to a pre-tax income of $1,019 for the three months ended September 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, and expenses incurred related to the separation agreement with our former Chief Executive Officer, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

For the nine months ended September 30, 2024, we had a pre-tax loss of $3,693 compared to pre-tax income of $54 for the nine months ended September 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, and expenses incurred related to the separation agreement with our former Chief Executive Officer, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $751 for the three months ended September 30, 2024, compared to an income tax expense of $214 for the three months ended September 30, 2023. Our effective tax rate for the third quarter of 2024 was 21.7% compared to an effective tax rate of 21.0% for the third quarter of 2023.

We recorded an income tax benefit of $445 for the nine months ended September 30, 2024, compared to income tax expense of $11 for the nine months ended September 30, 2023. Our effective tax rate for the first nine months of 2024 (excluding tax effects related to the loss on the sale of Westminster) was 12.0% compared to an effective tax rate of 20.4% for the first nine months of 2023. The effective tax rate for the first nine months of 2024 was impacted by a $346 valuation allowance on net operating loss carryforwards established as a result of the Battle Creek demutualization.

Net Income (Loss)

For the three months ended September 30, 2024, we had a net loss before non-controlling interest of $2,705 compared to net income of $805 for the three months ended September 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, and expenses incurred related to the separation agreement with our former Chief Executive Officer, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

For the nine months ended September 30, 2024, we had a net loss before non-controlling interest of $3,248 compared to net income of $43 for the nine months ended September 30, 2023. The year-over-year change was largely attributable to higher non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, and expenses incurred related to the separation agreement with our former Chief Executive Officer, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

Return on Average Equity

For the three months ended September 30, 2024, we had annualized return on average equity, after non-controlling interest, of (4.5)% compared to annualized return on average equity, after non-controlling interest, of 1.3% for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, we had annualized return on average equity, after non-controlling interest, of (1.9)% compared to annualized return on average equity, after non-controlling interest, of 0.2% for the nine months ended September 30, 2023.

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

The change in cash and cash equivalents for continuing and discontinued operations for the nine months ended September 30, 2024 and 2023, were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash flows from operating activities	$16,780	$9,458
Net cash flows from investing activities	5,327	(2,021)
Net cash flows from financing activities	(3,613)	(7,454)
Net change in cash and cash equivalents	$18,494	$(17)

For the nine months ended September 30, 2024, net cash provided by operating activities totaled $16,780 compared to $9,458 a year ago. This change was primarily driven by lower levels of loss and loss adjustment payments in the current year partially offset by higher levels of tax payments (net of refunds) in the current year.

For the nine months ended September 30, 2024, net cash provided by investing activities totaled $5,327 compared to net cash used of $2,021 a year ago. This change was primarily attributable to the proceeds from the sale of Westminster in the current year partially offset by an increase in net cash outflows for investment activities in the current year.

For the nine months ended September 30, 2024, net cash used by financing activities totaled $3,613 compared to $7,454 a year ago. This decrease in cash used was attributable to a reduction in share repurchases in the current year partially offset by the final pooling settlement between Nodak Insurance and Westminster.

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

There is no amount available for payment of dividends from Nodak Insurance to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department. Prior to its payment of any dividend, Nodak Insurance will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2024, or the year ended December 31, 2023.

Direct Auto re-domesticated from Illinois to North Dakota during 2021 and is now subject to the same dividend restrictions as Nodak Insurance. The amount available for payment of dividends from Direct Auto to NI Holdings during 2024 without the prior approval of the North Dakota Insurance Department is approximately $90 as of December 31, 2023. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2024, or the year ended December 31, 2023.

Westminster re-domesticated from Maryland to North Dakota during 2021 and was subject to the same dividend restrictions as Nodak Insurance. Westminster was sold on June 30, 2024. No dividends were declared or paid by Westminster to NI Holdings during the nine months ended September 30, 2024, or the year ended December 31, 2023. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Quarterly Report on Form 10-Q.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2024, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (“DCPs”), as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, as of the end of the period covered by this report. As a result of the material weakness in the Company's internal control over financial reporting ("ICFR") discussed below, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s DCPs, as of the end of the period covered by this report, were not effective in ensuring information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2024, the Company did not design and maintain effective controls over its accounting for intercompany reinsurance pooling activity. Specifically, it lacked an effectively designed internal control related to the evaluation of pooling payable/receivable balances, including when a pool member is sold. This material weakness resulted in a material error and the restatement of the Company's consolidated financial statements for the three- and six-month periods ended June 30, 2024. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock. At September 30, 2024, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended September 30, 2024, is presented below:

Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1-31, 2024	—	$—	—	$2,052
August 1-31, 2024	—	—	—	2,052
September 1-30, 2024	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the third quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated August 26, 2024, between the Company and Cindy L. Launer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-37973) filed August 26, 2024).

10.2	Separation Agreement, dated September 16, 2024, between NI Holdings, Inc. and Michael J. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37973) filed September 19, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2024.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Seth C. Daggett
Seth C. Daggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)