Form 10-K
period 2024-12-31
NI Holdings, Inc.
filed 2025-03-07
CIK 1681206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission file number 001-37973

NI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

North Dakota	81-2683619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 First Avenue North Fargo, North Dakota	58102
(Address of principal executive offices)	(Zip Code)

(701) 298-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NODK	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

Based on the closing sales price of the common stock on the Nasdaq on June 30, 2024, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $119 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 28, 2025 was 20,681,546. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 20, 2025 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, statements made by NI Holdings, Inc. (“NI Holdings,” “the Company,” “we,” “us,” and “our”) about:

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

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Part I, Item 1A, “Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section in this 2024 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this 2024 Annual Report. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

PART I

Item 1.	Business

All dollar amounts, except per share amounts, are in thousands.

Overview

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance Company and became such in connection with the conversion of Nodak Mutual Insurance Company (“Nodak Mutual”) from a mutual to stock form of organization and the creation of a mutual holding company. The conversion was completed on March 13, 2017. Immediately following the conversion, all of the outstanding shares of common stock of Nodak Insurance Company (“Nodak Insurance,” the successor to Nodak Mutual Insurance Company) were issued to Nodak Mutual Group, Inc. (“Nodak Mutual Group”), which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries. Concurrent with the conversion, on March 13, 2017, the Company completed an initial public offering (“IPO”) of 10,350,000 shares of common stock at a price of $10.00 per share. The Company received net proceeds of $93,145 from the offering, after deducting the underwriting discounts and offering expenses. The newly issued shares of NI Holdings were available for public trading on March 16, 2017.

These consolidated financial statements include the financial position and results of operations of NI Holdings and the following other entities:

●	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
●	Nodak Agency, Inc. (“Nodak Agency”) – a wholly-owned subsidiary of Nodak Insurance;
●	American West Insurance Company (“American West”) – a wholly-owned subsidiary of Nodak Insurance;
●	Primero Insurance Company (“Primero”) – an indirect wholly-owned subsidiary of Nodak Insurance;
●	Battle Creek Insurance Company (“Battle Creek”) – a wholly-owned subsidiary of Nodak Insurance, formerly Battle Creek Mutual Insurance Company. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;
●	Direct Auto Insurance Company (“Direct Auto”) – a wholly-owned subsidiary of NI Holdings; and
●	Westminster American Insurance Company (“Westminster”) – a wholly-owned subsidiary of NI Holdings until it was sold to Scott Insurance Holdings, LLC (“Scott Insurance Holdings”) on June 30, 2024.

A chart of the corporate structure as of December 31, 2024, and a more complete description of each of the NI Holdings subsidiaries, is included below.

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

		≥ 60%
		ownership
	NI Holdings, Inc.

100%		100%
ownership		ownership
Direct Auto Insurance Company	Nodak Insurance Company

100%	100%		100%	100%
ownership	ownership		ownership	ownership
Nodak Agency, Inc.	American West Insurance Company		Battle Creek Insurance Company	Tri-State, Ltd

				100%
				ownership
				Primero Insurance Company

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. The Company makes available on its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). Information contained on such website is not incorporated by reference into this 2024 Annual Report, and such information should not be considered to be part of this 2024 Annual Report.

Subsidiary and Affiliate Companies

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other four companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by A.M. Best Company, Inc. (“AM Best”) on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category. Subsequent to the June 30, 2024, date of sale, Westminster is no longer a member of the pool, and the pooling percentages for the remaining insurance subsidiaries were updated based on their respective surplus as a percentage of the pool as of December 31, 2023.

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company based in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

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

The NDFB has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the NDFB and Nodak Insurance renewed on October 1, 2024, with an expiration date of September 30, 2025. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the NDFB an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,672. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

As of December 31, 2024, Nodak Insurance distributed its insurance products through 63 exclusive agents appointed by Nodak Insurance.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

Tri-State, Ltd.

Tri-State, Ltd. is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West began writing policies in 2002 and primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes private passenger auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota. As of December 31, 2024, American West distributed its products through independent agents in 63 contracted agencies.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard automobile coverage in the states of Nevada, Arizona, North Dakota, and South Dakota during 2024. Primero was acquired by Nodak Insurance in 2014. As of December 31, 2024, Primero no longer writes coverage in the state of Nevada. Primero distributed its policies through independent agents in 216 contracted agencies in the three remaining states.

Battle Creek Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. As of December 31, 2024, Battle Creek distributed its policies through independent agents in 113 contracted agencies. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek.

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

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard automobile coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement. As of December 31, 2024, Direct Auto distributed its policies through independent agents in 156 contracted agencies, concentrated primarily in the Chicago area.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2024 Annual Report.

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

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Direct Auto, Westminster (as discontinued operations), and Nodak Insurance, including Nodak Insurance’s subsidiaries of American West, Primero and Battle Creek. Each of the insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile, North Dakota.

Market Overview for Continuing Operations

We market our personal lines products in the upper Midwest states of North Dakota, Nebraska, South Dakota, and Minnesota. We offer non-standard auto insurance in the states of Illinois, Arizona, Nevada, South Dakota, and North Dakota. We offer commercial multi-peril insurance in the states of North Dakota and South Dakota. The following chart shows our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$167,713	$163,505	$3,827,000	5	th
Illinois	78,523	86,348	35,939,000	59	th
Nebraska	53,244	50,698	7,573,000	32	nd
South Dakota	32,421	29,660	3,970,000	30	th
Arizona	5,180	4,077	17,959,000	163	rd
Minnesota	3,786	4,008	17,081,000	140	th
Nevada	1,434	2,938	8,562,000	139	th
Total direct premiums written	$342,301	$341,234

Market size information is not yet available for the year ended December 31, 2024.

Growth Strategy

We believe we have many opportunities to grow our business. Strategies we employ to achieve this growth include:

●	continued emphasis on our relationship with the NDFB, a key advocacy group for agricultural and rural interests which enjoys a high profile and favorable reputation throughout North Dakota;
●	expansion and enhancement of independent agency relationships, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for agents and insureds to do business with us;
●	capitalizing on our excellent claims service for all insureds;
●	selective expansion of our insurance products in states where we currently operate, as well as those states where we hold insurance licenses; and
●	consideration of strategic acquisitions and investment opportunities in businesses that align with our growth objectives.

Corporate Capital Strategy

Our philosophy is to deploy capital in a manner that provides long-term protection for our policyholders and creates long-term value for our shareholders. This philosophy is supported by a number of underlying strategies implemented across the organization that are focused on preservation of capital, including:

●	prioritizing the use of data and modeling tools to help estimate the frequency and severity of risks within our insurance portfolio;
●	maintaining a conservatively managed investment portfolio that supports our insurance operations under a wide range of operating and market conditions;
●	ensuring our reinsurance program is designed to provide sufficient protection against material insurance exposures including, but not limited to, catastrophes caused by weather-related events; and
●	relying upon our Enterprise Risk Management framework to identify, quantify, and manage a broad range of risks across the organization.

We view our capital position to consist of three layers, each of which has a specific size and purpose:

●	The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital needed to satisfy state insurance regulatory requirements while supporting our growth objectives. This capital is held by each of our insurance company subsidiaries.

●	The second layer of capital is considered “contingency capital.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme operating conditions. This capital is generally also held by each of our insurance company subsidiaries.
●	The third layer of capital is classified as “excess capital” and represents the excess of the sum of the first two layers. This capital is available for deployment by NI Holdings in conjunction with our excess capital deployment priorities.

Our excess capital deployment priorities are to (1) invest in existing businesses where we see opportunities for profitable growth, (2) make strategic investments and acquisitions that enhance our businesses and achieve appropriate risk-adjusted returns over time, and (3) return capital to shareholders through share repurchases or shareholder dividends.

Insurance Products by Segment

Our consolidated financial results from continuing operations include our Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other reporting segments. Information regarding products and services offered in each segment is included below. Additionally, revenues, underwriting results, and identifiable assets and liabilities for each segment are shown in Part II, Item 8, Note 21 “Segment Information.” The financial performance of each segment is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Private Passenger Auto

Nodak Insurance, Battle Creek, and American West each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents as well as protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $97,209 (28.4%) of direct premiums written by the Company on a consolidated basis during 2024.

Non-Standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $87,467 (25.6%) of direct premiums written by the Company on a consolidated basis during 2024.

Home and Farm

Nodak Insurance, Battle Creek, and American West each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and farm accounted for $107,203 (31.3%) of direct premiums written by the Company on a consolidated basis during 2024.

Crop

Nodak Insurance, American West, and Battle Creek offer crop hail and multi-peril crop insurance policies. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes and loss of revenue due to declines in the prices of agricultural products. Crop hail insurance is a private insurance product designed to provide protection against losses to farmers’ crops due primarily to hail damage. Collectively, crop insurance accounted for $36,421 (10.6%) of direct premiums written by the Company on a consolidated basis during 2024.

All Other

In addition to the products described above, Nodak Insurance, American West, and Battle Creek write commercial and excess liability coverages. Collectively, these other coverages accounted for $14,002 (4.1%) of the direct premiums written by the Company on a consolidated basis during 2024. This segment also includes an assumed reinsurance book of business, with $820 of assumed premiums written on a consolidated basis during 2024. The majority of these assumed premiums written are related to a domestic and international reinsurance pool for which the Company made the decision to non-renew its participation as of January 1, 2022, and the associated assumed premiums represent run-off of this business.

Crop Insurance

Crop insurance is purchased by agricultural producers, including farmers, ranchers, and others to protect themselves against either the loss of their crops (yield) due to natural disasters such as hail, freezing, plant disease, drought, and floods, or the loss of revenue due to declines in the prices of agricultural products. The two general categories of crop insurance are referred to as “crop-yield insurance” and “crop-revenue insurance.” Crop-yield insurance protects against a reduction in the yield per acre from the historical average yield in a specified area, such as a county or National Oceanic and Atmospheric Administration weather grid, while crop-revenue insurance provides protection against declines in the price of the particular crop. Most of the multi-peril crop insurance policies written today combine both yield and revenue protection, with the revenue component providing the policyholder with the option to calculate price-based losses on the higher of the prevailing price when the crop is planted or the price at harvest.

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

Marketing and Distribution

Our marketing philosophy is to sell profitable business using a focused, cost-effective distribution system. Nodak Insurance distributes its insurance products through exclusive agents in North Dakota, while American West, Battle Creek, Primero, and Direct Auto rely on independent agents.

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

For the year ended December 31, 2024, no individual agent was responsible for more than 5% of the Company’s direct premiums written.

Agents are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums as their primary compensation from us. The Risk Management Agency of the U.S. Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to agents with respect to crop insurance policies. Nodak Insurance, Battle Creek, American West, and Direct Auto pay annual profit-sharing commissions with respect to all property and casualty (non-crop) business based on company-specific production metrics related to premiums and profitability.

Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service and claims processing, resulting in a positive experience for agents and policyholders. We believe that these positive experiences contribute to achieving higher policyholder retention and new business growth over time. While we rely on our captive and independent agents for distribution and customer support, underwriting and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

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

Enterprise Risk Management

Our Company is subject to significant risks, including the normal risks of a property and casualty insurance company. These risks are discussed in more detail in Part I, Item 1A, “Risk Factors.”

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

For additional information, see Part II, Item 8, Note 6 “Reinsurance.”

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

Investments

The majority of funds available for investments are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt and taxable U.S. municipal, taxable corporate, and U.S. agency mortgage-backed bonds. We regularly monitor the effective duration of our fixed income investments, and our investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance and other obligations. Generally, the expected principal and interest payments produced by our fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves. The substantial amount by which the fair value of the fixed income portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high-quality liquid bonds, contribute to the Company’s ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

We also invest a much smaller percentage of the portfolio in private placement debt offerings and equity securities, which have the potential for higher returns but also involve varying degrees of risk, including higher volatility and/or less liquidity.

The Investment Committee of NI Holdings’ Board of Directors reviews and approves the Company’s investment policy periodically. The investment portfolio is managed by Conning, Inc.

For additional information, see Part II, Item 7, “Critical Accounting Policies” and Part II, Item 8, Note 4 “Investments.”

Financial Strength

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company is reviewed regularly by the independent rating agency AM Best, who assigns a financial strength rating to the Company, which reflects its assessment of an insurer’s ability to meet its financial obligations to policyholders. An insurer’s financial strength rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. This rating can also affect an insurer’s level of written premiums, the lines of business it can write, and, for insurers like us that are also public registrants, the market value of its securities.

All of the Company’s insurance subsidiaries and affiliate companies are rated “A” Excellent by AM Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. Effective May 10, 2024, AM Best affirmed a stable financial strength outlook to the group.

Competition

The property casualty and crop insurance markets are competitive. We compete with stock insurance companies, mutual insurance companies, and other underwriting organizations. Our largest competitors in North Dakota for private passenger auto and homeowners include Progressive, State Farm, American Family, National General, Farmers Union, and Auto-Owners insurance companies. In South Dakota and Nebraska, we have small market shares and our competitors are the large national and regional companies as well as Farmers Mutual of Nebraska. In our non-standard auto markets, which are primarily Illinois and Arizona, our primary competitors are regional carriers.

Based on 2023 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union, North Star Mutual, American Family, and Liberty Mutual insurance companies. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers.

The principal competitors in our markets for multi-peril crop insurance include Chubb, QBE Insurance Group, Zurich, AgriSompo, and Great American Insurance Group. The premium rates for multi-peril crop insurance are established by the RMA and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the NDFB and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota. The Company’s multi-peril crop insurance premiums for North Dakota were $30,641, $39,073, and $45,465 for the years ended December 31, 2024, 2023, and 2022, respectively. Total North Dakota multi-peril crop premiums for the industry were $1,231,110, $1,491,650, and $1,537,758 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

To compete successfully in the property and casualty insurance market, we utilize data-driven insights and a disciplined underwriting approach to assess and price risks, practice prudent claims management, reserve appropriately for unpaid claims, and provide quality service and competitive commissions to our independent and captive agents.

Regulation

General

We are subject to extensive regulation, particularly at the state level. This regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. In general, such regulation is intended for the protection of those who purchase or use insurance products, not the companies that write the policies. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy, and underwriting standards.

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and they are subject to examination by the departments they are domiciled in at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. Our domiciliary states generally conform to National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures, so our examination reports and other filings generally are accepted by other states. As of December 31, 2024, all of our insurance subsidiaries are domiciled in North Dakota.

The NAIC provides guidance to the states with respect to standardized laws and regulations (including the accounting practices and procedures discussed above), which represent an effort to standardize insurance industry practices across state lines, oftentimes referred to as “Model Regulations.” It should be noted that these “model” laws are regulations that have no authority until the individual states pass them as part of the state legislative process, which may, or may not, be done as suggested, or with modifications.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In the states in which our insurance company subsidiaries write insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. The premium rates for multi-peril crop insurance are established by the RMA. For additional information, see Part I, Item 1, “Crop Insurance.”

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

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. However, a ratio falling outside the usual range may not necessarily be considered adverse. In some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. During the years ended December 31, 2024 and 2023, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests. During the year ended December 31, 2022, our insurance company subsidiaries produced results outside the acceptable range for as many as six of the IRIS tests, primarily driven by our significant net loss for the year that negatively impacted IRIS ratios related to the operating ratio and certain ratios based on policyholders’ surplus.

Enterprise Risk Assessment

In 2012, the NAIC adopted various changes to its Model Regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the U.S. The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report.” This enterprise risk report identifies the activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Company files a Form F Enterprise Report annually with each domiciliary state in support of this requirement. The NAIC Amendments also include provisions requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates, and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2024, 2023, and 2022, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

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

Dividends

As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an “extraordinary dividend” as defined under the state’s insurance code. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Part II, Item 8, Note 22 “Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions.”

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

We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, Employee Stock Ownership Plan (“ESOP”), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and flexible work arrangements. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. For additional information, see Part II, Item 8, Note 12 “Benefit Plans” and Note 18 “Share-Based Compensation” for further discussion of our benefit plans and stock-based compensation.

As of December 31, 2024, NI Holdings and its subsidiaries had 216 total employees, of which 202 were full-time employees. Employee turnover averaged 29.0% during 2024, compared to 22.7% during 2023, and 25.2% during 2022. A significant portion of this turnover is related to Direct Auto, which generally experiences higher turnover.

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

We attempt to reduce our exposure to catastrophe losses through a disciplined underwriting and risk management approach that emphasizes long-term profitability over short-term gains in premiums or market share, geographical diversification of our operations, and the use of reinsurance. However, there can be no guarantee that our underwriting and risk management efforts will be successful in mitigating our exposure to catastrophe losses or the impact of such losses when they occur. In addition, while we maintain reinsurance coverage with a catastrophe excess of loss program, such coverage may be insufficient to cover our losses. Our reinsurance coverage includes a catastrophe excess of loss program, which in 2024 limited our catastrophe exposure to $20 million retention per event, with $133 million of reinsurance coverage placed in excess of this retention. For 2025, we expect our catastrophe excess of loss program will limit our catastrophe exposure to $20 million retention per event, with $117 million of reinsurance coverage placed in excess of this retention. If we are not able to effectively mitigate our exposure to catastrophe losses, whether through our underwriting process or reinsurance coverage, in the event of such losses our business and results of operations could be adversely affected.

For additional information, see Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” and Note 6 “Reinsurance.”

If actual losses exceed our loss and loss adjustment expense reserves or if changes in the estimated level of loss and loss adjustment expense reserves are necessary as a result of changes in the legal, regulatory, and economic environments in which we operate, our financial results could be materially and adversely affected.

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. While we believe that our reserves for unpaid losses and loss adjustment expenses are appropriate, to the extent that such reserves prove to be inadequate or excessive in the future, we would adjust them and recognize the change in earnings in the period the reserves are adjusted. There can be no assurance that the estimates of such liabilities will not change in the future and any such adjustment could have a material impact on our financial condition and results of operations. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Losses and Loss Adjustment Expenses,” and Part II, Item 8, Note 8 “Unpaid Losses and Loss Adjustment Expenses.”

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

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by AM Best, the third highest rating out of 15 rating classifications. Our most recent rating by AM Best was affirmed on May 10, 2024. Financial strength ratings are used by agents, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from AM Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential agents to choose other more highly rated competitors or reduce our ability to obtain reinsurance. For additional information, see Part I, Item 1, “Business” and “Financial Strength.”

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

Volatility in crop prices and yields, as a result of weather conditions, trade policies, or other events, could adversely impact our financial condition and operating results.

Unpredictable weather conditions and other events such as excessive rain, flooding, droughts, hail, pests, and plant diseases can significantly impact crop prices and yields, creating volatility in our crop insurance business. Additionally, international trade policies, including the imposition of tariffs between major trading partners such as the United States and China, can create significant fluctuations in crop prices. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations. These trade tensions and retaliatory tariffs may affect agricultural commodity prices and create additional market uncertainty in our crop insurance business. In addition, the amount of multi-peril crop insurance business we retain is subject to the terms of the SRA and is dependent on the actual direct loss ratio experience. A significant decrease in crop prices and variability in the loss experience, whether caused by weather events, trade policies, or other events, could have a material negative effect on our business and results of operations.

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

Our access to capital may be limited or may not be available on favorable terms.

Our future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of our investment portfolio, strategic initiatives, acquisition opportunities, and the ability to write business successfully at rate levels sufficient to cover losses. We may need to raise additional capital in the future through debt or equity financings. However, we can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. Macroeconomic challenges and volatility in capital markets could limit our ability to raise capital when needed on terms favorable to us, or at all. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, financial condition, results of operations, and strategic initiatives could be adversely affected.

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

In 2024, 2023, and 2022, our direct premiums written generated from the multi-peril crop insurance line of business were 9.8%, 10.2%, and 12.8%, respectively, of total written premiums. Through the FCIC, the U.S. government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The U.S. government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our revenues and income.

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

New or changes to existing accounting rules and standards could adversely impact our reported results of operations.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as promulgated by the Financial Accounting Standards Board (“FASB”), subject to the accounting-related rules and interpretations of the SEC. New accounting rules or changes in accounting standards or how they apply to our business may impact our reported financial condition or results of operations, and could cause increased volatility in reported earnings, which could affect the trading price of our common stock or our credit ratings.

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

As of the date of this 2024 Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyberattacks, security breaches, or similar events affecting the technologies and systems we rely on to operate our business and to maintain and protect sensitive Company and customer data could disrupt our operations, harm our reputation, and result in material losses” in Part I, Item 1A, “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

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

Market Information

The Company’s common shares trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NODK.” As of February 28, 2025, there were approximately 502 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph shows the cumulative total shareholder return (stock price increase plus dividends) on our common stock from December 31, 2019 through December 31, 2024, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the Standard & Poor’s (S&P) 1500 US P&C Insurance Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2019, and that all dividends were reinvested.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
6/28/2024
12/31/2024
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

We are not currently subject to regulatory restrictions on the payment of dividends to our shareholders. However, any future dividends may be restricted to those received from our insurance subsidiaries. North Dakota law limits the amount of dividends and other distributions that Nodak Insurance and Direct Auto may pay to us. For information regarding the regulatory restrictions on dividends our insurance subsidiaries can pay, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and Part II, Item 8, Note 22 “Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions.”

Even if we receive dividends from Nodak Insurance or Direct Auto, we may not declare any dividends to our shareholders due to working capital requirements. We are not subject to regulatory restrictions on the payment of dividends to shareholders, but we are subject to the requirements of the North Dakota Business Corporation Act. This law generally permits dividends or distributions to be paid, to the extent we still have the ability to pay our debts in the ordinary course of business after making the dividend or distribution payments. This law requires our total assets to exceed our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of holders of stock with senior liquidation rights if we were to be dissolved at the time the dividend or distribution is paid.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the year ended December 31, 2024, we did not repurchase any shares of our common stock. At December 31, 2024, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended December 31, 2024, is presented below:

Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3) (in thousands)
October 1 – 31, 2024	—	$—	—	$2,052
November 1 – 30, 2024	—	—	—	2,052
December 1 – 31, 2024	—	—	—	2,052
Total	—	$—	—	$2,052
(1)	Shares purchased pursuant to the May 9, 2022 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this 2024 Annual Report constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023 as well as discussions of 2022 items and year-over-year comparisons between 2023 and 2022, which were included due to the impacts of discontinued operations for those prior periods.

All dollar amounts, except per share amounts, are in thousands.

Financial Highlights

2024 Consolidated Results of Continuing Operations

●	Net income of $6,600, or $0.31 per share basic and diluted
●	Net premiums earned of $310,110
●	Net investment income of $10,943
●	Net unfavorable prior year reserve development of $13,517
●	Underwriting loss of $2,321
●	Combined ratio of 100.7%
●	Operating cash flows of $15,082

2024 Consolidated Financial Condition

●	Total cash and investments of $385,094
●	Total assets of $526,545
●	Unpaid losses and loss adjustment expenses of $137,288
●	Total liabilities of $281,914
●	Shareholders’ equity of $244,631

Results of Continuing Operations

Our consolidated financial statements are prepared in accordance with GAAP. Management evaluates our operations by monitoring key measures of growth and profitability, which may include the disclosure of certain non-GAAP financial measures. Our results of operations are influenced by numerous factors affecting the U.S. property and casualty insurance industry including competition, weather, catastrophic events, innovation and emerging technologies, changes in regulations, inflation, general economic conditions, judicial trends, fluctuations in interest rates, and other changes in the financial markets.

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

For more information on the Company’s results of operations by segment, see Part II, Item 8, Note 21 “Segment Information.”

Years ended December 31, 2024, 2023, and 2022

The consolidated net income from continuing operations for the Company was $6,600 for the year ended December 31, 2024, compared to net income of $19,831 for the year ended December 31, 2023, and a net loss of $38,685 for the year ended December 31, 2022.

The major components of our revenues and net income (loss) for the three periods are shown below:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net premiums earned	$310,110	$292,117	$271,740
Fee and other income	1,938	1,940	1,381
Net investment income	10,943	8,034	6,636
Net investment gains (losses)	2,213	1,929	(11,975)
Total revenues	$325,204	$304,020	$267,782

Components of net income (loss):
Net premiums earned	$310,110	$292,117	$271,740
Losses and loss adjustment expenses	207,465	186,516	241,750
Amortization of deferred policy acquisition costs and other underwriting and general expenses	104,966	96,957	78,908
Underwriting gain (loss)	(2,321)	8,644	(48,918)

Fee and other income	1,938	1,940	1,381
Net investment income	10,943	8,034	6,636
Net investment gains (losses)	2,213	1,929	(11,975)
Goodwill impairment charge	(2,628)	—	—
Income (loss) from continuing operations before income taxes	10,145	20,547	(52,876)
Income tax expense (benefit)	3,545	716	(14,191)
Net income (loss) from continuing operations	$6,600	$19,831	$(38,685)

Net Premiums Earned

	Year Ended December 31,
	2024	2023	2022
Net premiums earned:
Direct premium	$341,885	$325,590	$299,607
Assumed premium	2,984	3,570	6,550
Ceded premium	(34,759)	(37,043)	(34,417)
Total net premiums earned	$310,110	$292,117	$271,740

Net premiums earned for the year ended December 31, 2024 increased $17,993, or 6.2%, to $310,110, compared to $292,117 for the year ended December 31, 2023.

Net premiums earned for the year ended December 31, 2023 increased $20,377, or 7.5%, to $292,117, compared to $271,740 for the year ended December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Net premiums earned:
Private passenger auto	$90,314	$83,360	$77,605
Non-Standard auto	95,225	87,760	66,911
Home and farm	90,761	83,389	78,381
Crop	21,142	25,817	34,721
All other	12,668	11,791	14,122
Total net premiums earned	$310,110	$292,117	$271,740

Below are comments regarding significant changes in net premiums earned by business segment:

Private passenger auto – Net premiums earned for 2024 increased $6,954, or 8.3%, from 2023. Results were driven by new business growth in North Dakota as well as significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability. Net premiums earned for 2023 increased $5,755, or 7.4%, from 2022. This increase was driven by significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business production as a result of underwriting actions taken to improve profitability.

Non-Standard auto – Net premiums earned for 2024 increased $7,465, or 8.5%, from 2023. Results were driven by prior period new business growth in Illinois and Arizona as well as significant rate increases in the Chicago market where our non-standard auto business is concentrated, partially offset by lower retention compared to the prior year and the decision to exit Nevada. Net premiums earned for 2023 increased $20,849, or 31.2%, from 2022. This increase was driven by new business growth, improved retention, and significant rate increases in the Chicago market.

Home and farm – Net premiums earned for 2024 increased $7,372, or 8.8%, from 2023. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values, which were primarily the result of higher inflationary factors. These increases were partially offset by lower retention rates and new business levels in Nebraska and South Dakota as a result of underwriting actions taken to improve profitability. Net premiums earned for 2023 increased $5,008, or 6.4%, from 2022. This increase was driven by rate increases along with increased insured property values, which were primarily the result of higher inflationary factors. These premium increases were partially offset by lower levels of new business production as a result of underwriting actions taken to improve profitability

Crop – Net premiums earned for 2024 decreased $4,675, or 18.1%, from 2023. This decrease was driven by a reduction in acres insured and lower commodity prices, which are a key determinant of premiums on a Federal multi-peril crop insurance policy, in the current year. Net premiums earned for 2023 decreased $8,904, or 25.6%, from 2022. This decrease was driven by lower commodity prices and lower muti-peril crop insurance rates in 2023, combined with fewer acres insured compared to the prior year. In addition, the strong multi-peril crop results for 2023 resulted in higher ceded premiums as required by the SRA.

All other – Net premiums earned for 2024 increased $877, or 7.4%, from 2023. Results were driven by rate and insured value increases for the commercial and excess lines of business, partially offset by the continued run-off of our participation in an assumed domestic and international reinsurance pool of business. Net premiums earned for 2023 decreased $2,331, or 16.5%, from 2022. This decrease was driven by the decision to non-renew our participation in an assumed domestic and international reinsurance pool of business as of January 1, 2022.

Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2024	2023	2022
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$220,991	$195,138	$255,187
Assumed losses and loss adjustment expenses	784	1,140	2,369
Ceded losses and loss adjustment expenses	(14,310)	(9,762)	(15,806)
Total net losses and loss adjustment expenses	$207,465	$186,516	$241,750

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2024 increased $20,949, or 11.2%, to $207,465, compared to $186,516 for the year ended December 31, 2023.

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2023 decreased $55,234, or 22.8%, to $186,516, compared to $241,750 for the year ended December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Net losses and loss adjustment expenses:
Private passenger auto	$51,869	$60,204	$65,420
Non-Standard auto	76,130	63,041	39,400
Home and farm	64,561	50,935	107,823
Crop	9,071	10,793	19,418
All other	5,834	1,543	9,689
Total net losses and loss adjustment expenses	$207,465	$186,516	$241,750
	Year Ended December 31,
	2024	2023	2022
Loss and loss adjustment expenses ratio:
Private passenger auto	57.4%	72.2%	84.3%
Non-Standard auto	79.9%	71.8%	58.9%
Home and farm	71.1%	61.1%	137.6%
Crop	42.9%	41.8%	55.9%
All other	46.1%	13.1%	68.6%
Total loss and loss adjustment expenses ratio	66.9%	63.8%	89.0%

Below are comments regarding significant changes in net losses and loss adjustment expenses, and the net loss and loss adjustment expenses ratios by business segment:

Private passenger auto – The net loss and loss adjustment expenses ratio decreased 14.8 percentage points in 2024 compared to 2023. This decrease was driven by lower levels of weather-related losses in the current year due to the mild winter in the Midwest compared to elevated winter weather-related losses in the prior year as well as favorable prior year loss reserve development. Both periods were positively affected by earned premium growth. The net loss and loss adjustment expenses ratio decreased 12.1 percentage points in 2023 compared to 2022. This decrease was the result of recent significant rate increases, lower loss frequency compared to the prior year, and favorable prior year loss reserve development, partially offset by elevated loss costs due to high levels of inflation.

Non-Standard auto – The net loss and loss adjustment expenses ratio increased 8.1 percentage points in 2024 compared to 2023. This increase was driven by unfavorable prior year loss reserve development related to elevated bodily injury losses, partially offset by earned premium growth resulting from new business growth and significant rate increases. We continue to take significant underwriting actions as a result of these elevated losses and challenging market conditions. The net loss and loss adjustment expenses ratio increased 12.9 percentage points in 2023 compared to 2022. This increase was driven by elevated loss severity as a result of inflationary factors as well as unfavorable prior year loss reserve development, partially offset by significant rate increases.

Home and farm – The net loss and loss adjustment expenses ratio increased 10.0 percentage points in 2024 compared to 2023. This increase was driven by higher loss severity and higher non-catastrophe weather-related losses in North Dakota and Nebraska during 2024 compared to the prior year, partially offset by earned premium growth in the current year. The net loss and loss adjustment expenses ratio decreased 76.5 percentage points in 2023 compared to 2022. This decrease was driven by the much-improved loss experience as a result of having no catastrophe losses during 2023 compared to 2022, combined with improved non-catastrophe weather losses and the significant rate increases and underwriting actions we implemented to address the profitability on these lines of business. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 72.1 percentage points of the net loss and loss adjustment expense ratio for the year ended December 31, 2022.

Crop – The net loss and loss adjustment expenses ratio increased 1.1 percentage points in 2024 compared to 2023. The strong results for 2024 were the result of favorable crop growing conditions, similar to the prior year. The net loss and loss adjustment expenses ratio decreased 14.1 percentage points in 2023 compared to 2022. This decrease was due to improved crop growing conditions in 2023 in comparison to 2022.

All other – The net loss and loss adjustment expenses ratio increased 33.0 percentage points in 2024 compared to 2023. This increase was driven by elevated large loss experience compared to the prior year and an inter-segment reclassification of a large loss during 2023. The net loss and loss adjustment expenses ratio decreased 55.5 percentage points in 2023 compared to 2022. This decrease was driven by improved loss experience related to the commercial and excess liability lines of business.

Underwriting and General Expenses and Expense Ratio

	Year Ended December 31,
	2024	2023	2022
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$71,257	$67,631	$53,605
Other underwriting and general expenses	33,709	29,326	25,303
Total underwriting and general expenses	$104,966	$96,957	$78,908

Expense ratio	33.8%	33.2%	29.0%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 0.6 percentage points in the year ended December 31, 2024, compared to the same period in 2023. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant earned premium growth compared to the prior year, including significant growth in the Non-Standard Auto segment which generally pays higher agent commissions than our other segments. The increase in the other underwriting and general expenses is due to the costs incurred in the current year associated with the execution of separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations. The overall expense ratio increased 4.2 percentage points in the year ended December 31, 2023, compared to the same period in 2022. The increase in amortization of deferred policy acquisition costs was driven by higher deferrable costs resulting from overall premium growth compared to the prior year, including significant growth in the non-standard auto segment which generally pays higher agent commissions than our other segments. The increase in other underwriting and general expenses was due to the impact of continued high levels of inflation and 2022 expenses being favorably impacted by multi-peril crop insurance final settlements.

Underwriting Gain (Loss) and Combined Ratio

	Year Ended December 31,
	2024	2023	2022
Underwriting gain (loss):
Private passenger auto	$10,407	$(1,536)	$(9,548)
Non-Standard auto	(17,637)	(12,860)	508
Home and farm	(2,373)	7,557	(52,644)
Crop	7,189	8,702	12,236
All other	93	6,781	530
Total underwriting gain (loss)	$(2,321)	$8,644	$(48,918)

	Year Ended December 31,
	2024	2023	2022
Combined ratio:
Private passenger auto	88.4%	101.8%	112.3%
Non-Standard auto	118.5%	114.6%	99.3%
Home and farm	102.6%	91.0%	167.2%
Crop	66.0%	66.3%	64.7%
All other	99.3%	42.5%	96.2%
Total combined ratio	100.7%	97.0%	118.0%

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

The total underwriting gain (loss) decreased $10,965, or 126.9%, for the year ended December 31, 2024, compared to the same period in 2023. The total underwriting gain (loss) increased $57,562, or 117.7%, for the year ended December 31, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses and the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 3.7 percentage points in the year ended December 31, 2024, compared to the same period in 2023. The overall combined ratio decreased 21.0 percentage points in the year ended December 31, 2023, compared to the same period in 2022. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses and the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $1,938 for the year ended December 31, 2024, compared to $1,940 for the year ended December 31, 2023, and $1,381 for the year ended December 31, 2022. Fee income is largely attributable to the Non-Standard Auto segment and is a key component in measuring its profitability. Fee and other income on this business decreased to $1,219 for the year ended December 31, 2024, from $1,293 for the year ended December 31, 2023, due to elevated other income in the prior year. Fee and other income for non-standard auto increased to $1,293 for the year ended December 31, 2023, from $831 for the year ended December 31, 2022, due to an increase in policies that generate fee income.

Goodwill Impairment Charge

We had a goodwill impairment charge of $2,628 for the year ended December 31, 2024, compared to $6,756 for the years ended December 31, 2023, and $0 for the year ended December 31, 2022. See Part II, Item 8, Note 10 “Goodwill and Other Intangibles” for additional information.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Year Ended December 31,
	2024	2023	2022
Average cash and invested assets	$371,110	$335,821	$391,584
Net investment income	$10,943	$8,034	$6,636

Gross return on average cash and invested assets	3.9%	3.5%	2.5%
Net return on average cash and invested assets	3.0%	2.6%	1.7%

Net investment income increased $2,909 for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily driven by the higher interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio as well as higher yields on our cash and cash equivalents, partially offset by higher investment expenses. Net investment income increased $1,398 for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily driven by higher reinvestment rates as well as a strategic increased allocation to fixed income securities in our investment portfolio.

Gross and net return on average cash and invested assets increased year-over-year from 2023 to 2024, primarily driven by the favorable interest rate environment that resulted in significantly higher net investment income on an increased average balance of fixed income securities as well as cash and cash equivalents (measured at fair value). In addition, the increase in investments in high dividend yield equities resulted in relatively consistent year-over-year dividend income despite a reduction in the average equities balance (measured at fair value). The increase in average cash and invested assets was driven by additional investments in fixed income securities as a result of positive operating cash flows during 2024.

Gross and net return on average cash and invested assets increased year-over-year from 2022 to 2023, driven by the higher net investment income and a higher proportion of the equity portfolio being invested in high dividend yield equities in 2023, along with a decrease in average cash and invested assets (measured at fair value). This decrease in average cash and invested assets was driven by challenging equity market conditions, particularly during the middle and later stages of 2022, combined with investment sales as a result of an unusually high number of weather-related losses in 2022.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Gross realized gains	$1,341	$13,841	$7,083
Gross realized losses, excluding credit impairment losses	(790)	(1,745)	(5,099)
Net realized gains	551	12,096	1,984
Change in net unrealized gain on equity securities	1,662	(10,167)	(13,959)
Net investment gains (losses)	$2,213	$1,929	$(11,975)

We had net realized gains of $551 for the year ended December 31, 2024, compared to $12,096 for the year ended December 31, 2023, and $1,984 for the year ended December 31, 2022. The elevated net realized gains for the year ended December 31, 2023, were the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced an increase in net unrealized gains on equity securities of $1,662 during the year ended December 31, 2024, attributable to overall favorable equity markets during the current year. The change in net unrealized gains on equity securities for 2023 was driven by the equity portfolio liquidation noted above and the impact of changes in fair value attributable to equity market volatility. The 2022 decreases were driven by the impact of changes in fair value attributable to unfavorable equity markets. We had net realized gains on the sale of equity securities of $750, $12,619, and $2,051 during the years ended December 31, 2024, 2023, and 2022, respectively.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $191 during the year ended December 31, 2024, compared to net unrealized gains of $9,168 during the year ended December 31, 2023. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income. The fixed income portfolio experienced net unrealized losses of $39,971 during the year ended December 31, 2022.

Income (Loss) before Income Taxes

We had pre-tax income of $10,145 for the year ended December 31, 2024, a pre-tax income of $20,547 for the year ended December 31, 2023, and pre-tax loss of $52,876 for the year ended December 31, 2022. The year-over-year decrease in 2024 compared to 2023 was largely attributable to higher loss severity and non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, a goodwill impairment charge for Non-Standard Auto, and expenses incurred related to the separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income. The year-over-year improvement in 2023 compared to 2022 was largely attributable to the significant catastrophe losses and significantly higher investment losses during 2022.

Income Tax Expense (Benefit)

We recorded income tax expense of $3,545 for the year ended December 31, 2024, income tax expense of $716 for the year ended December 31, 2023, and an income tax benefit of $14,191 for the year ended December 31, 2022. Including the impacts of discontinued operations and the loss on sale of discontinued operations, we recorded an income tax benefit of $3,192 for the year ended December 31, 2024, income tax expense of $963 for the year ended December 31, 2023, and an income tax benefit of $15,254 for the year ended December 31, 2022. Including the impacts of discontinued operations and the loss on sale of discontinued operations, our effective tax rate for 2024 was 35.2% compared to an effective tax rate of (22.6)% and 22.1% for 2023 and 2022, respectively. Our 2024 effective tax rate was impacted by several factors, but the loss on sale of discontinued operations, non-taxable compensation-related expenses, and non-taxable goodwill impairment charge were the most significant drivers of the variance from the statutory rate. Our 2023 effective tax rate was impacted by several factors, but the 2023 non-taxable goodwill impairment charge was the most significant driver of the variance from the statutory rate. Our 2022 effective tax rate was impacted by several factors, but the change in valuation allowance and non-taxable executive compensation were the most significant drivers of the variance from the statutory rate. The valuation allowance against certain deferred income tax assets was $2,506 as of December 31, 2024, $505 as of December 31, 2023, and $694 as of December 31, 2022.

Net Income (Loss)

We had net income before non-controlling interest of $6,600 for the year ended December 31, 2024, net income of $19,831 for the year ended December 31, 2023, and a net loss of $38,685 for the year ended December 31, 2022. The year-over-year decrease in 2024 compared to 2023 was largely attributable to higher loss severity and non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, a goodwill impairment charge for Non-Standard Auto, and expenses incurred related to the separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income. The year-over-year improvement in 2023 compared to 2022 was largely attributable to the significant catastrophe losses and significantly higher investment losses during 2022.

Return on Average Equity

For the year ended December 31, 2024, we had annualized return on average equity, after non-controlling interest, of 2.8%, compared to annualized return on average equity, after non-controlling interest, of 7.9% and (13.6)% for the years ended December 31, 2023 and 2022, respectively.

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

Unpaid Losses and Loss Adjustment Expenses

How reserves are established

With respect to our traditional property and casualty insurance products, we maintain reserves for the payment of claims (indemnity losses) and expenses related to adjusting those claims (loss adjustment expenses). Our liability for unpaid losses and loss adjustment expenses consists of (1) case reserves, which are reserves for claims that have been reported to us, and (2) IBNR, which represents reserves for claims that have been incurred but have not yet been reported and for the future development of reported claims. As some claims may not be reported for several years, the liability for unpaid losses and loss adjustment expenses may include significant estimates for IBNR based on the time necessary to settle the claim.

Loss adjustment expenses consist of two components – allocated loss adjustment expenses and unallocated loss adjustment expenses. Allocated loss adjustment expenses are the expenses for defense and cost containment, including legal fees, court costs, and investigation fees, which are linked to the settlement of specific individual claims or losses. Unallocated loss adjustment expenses are expenses that generally cannot be associated with a specific claim, including internal costs such as salaries and other overhead costs. Estimates of future costs to administer reported and unreported claims for both allocated and unallocated expenses are included in IBNR.

When a claim is reported to one of the insurance companies, its claims personnel establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated, in many cases a default reserve is utilized until the claims personnel can determine a more claim specific amount. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially in situations where legal action may be involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in our case usually involves the weather perils of wind and hail, we utilize mapping technology, through geographic coding of our property risks, to overlay the path of the storm. This enables us to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows us to determine within a reasonable time (5-7 days) an estimated number of claims and estimated losses from the storm. We have also begun reviewing the results of the predicted cost of the claim generated by the catastrophe models as a reasonability check on the anticipated cost of the storm. If we estimate the damages to be in excess of half of the retained catastrophe amount, reinsurers are notified immediately of a potential loss so that we can quickly recover reinsurance payments once the retention is exceeded.

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

A further discussion of the actuarial methodologies used follows:

Bornhuetter-Ferguson Method - The Bornhuetter-Ferguson Method is a blended method that explicitly considers both actual loss development to date and expected future loss emergence. This method is applied on both a paid loss basis and an incurred loss basis. This method uses selected loss development patterns to calculate the expected percentage of losses unpaid (or unreported). The expected future loss component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori (i.e. deductive) loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) losses described above. This provides an estimate of future paid (or reported) losses that is then added to actual paid (or incurred) loss data to produce the estimated ultimate loss.

Paid and Case Incurred Loss Development (Chain-Ladder) Method - The Paid and Case Incurred Loss Development Method utilizes ratios of cumulative paid losses, case incurred losses, or paid loss adjustment expenses at each age of development as a percent of the preceding development age. Selected ratios are then multiplied together to produce a set of loss development factors which when applied to the most current data value, by accident period, develop the estimated ultimate losses or loss adjustment expenses. Ultimate losses or loss adjustment expenses are then selected for each accident year from the various methods employed.

Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method - The Ratio of Paid Allocated Loss Adjustment Expenses to Paid Loss Method utilizes the ratio of paid allocated loss adjustment expenses to paid losses and is similar to the Paid and Case Incurred Loss Development (Chain-Ladder) Method described above, except that the data projected are the ratios of paid allocated loss adjustment expenses to paid losses. The projected ultimate ratio is then multiplied by the selected ultimate losses, by accident year, to yield the ultimate allocated loss adjustment expenses. Allocated loss adjustment expenses reserves are calculated by subtracting paid losses from ultimate allocated loss adjustment expenses.

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

Economic inflation

A sudden and extreme increase in the economic inflation rate could have a significant impact on our case and IBNR reserves. When establishing case reserves, claims personnel generally establish an amount that in their opinion will provide a conservative amount to settle the loss. If the time to settle the claim extends over a period of years, which is possible but unlikely as we usually settle claims in less than a year on average, the initial reserve may not anticipate an economic inflation rate that is significantly higher than the current inflation rate. This can also apply to IBNR reserves. Should the economic inflation rate increase significantly, we may not anticipate the need to adjust the IBNR reserves accordingly, which could lead to deficient IBNR reserves.

Increases or decreases in claim severity for reasons other than inflation

Factors exist that can drive the cost to settle claims for reasons other than standard inflation. For example, demand surge caused by a significant catastrophe, such as a derecho, has an impact on not only the availability and cost of building materials such as roofing and other materials, but also the availability and cost of labor. Numerous other factors could also cause claim severity to increase beyond what our historic reserves would reflect. In addition, unexpected increases in labor, healthcare, or building material costs and other factors may cause fluctuations in the ultimate development of the case reserves.

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

For additional information on our investments, see Part II, Item 8, Note 4 “Investments” and Note 5 “Fair Value Measurements.”

Deferred Policy Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, state premium taxes, and other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned.

At December 31, 2024 and 2023, deferred policy acquisition costs (“DAC”) and the related liability for unearned premiums were as follows:

	December 31,
	2024	2023
Deferred policy acquisition costs	$26,300	$26,790
Liability for unearned premiums	126,498	126,100

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

We had gross deferred income tax assets of $15,946 at December 31, 2024, and $18,172 at December 31, 2023, arising primarily from unearned premiums, loss reserve discounting, net unrealized investment losses, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which we believe it is more likely than not that it will not be realized. A valuation allowance of $2,506 and $505 was maintained at December 31, 2024, and December 31, 2023, respectively.

We had gross deferred income tax liabilities of $6,116 at December 31, 2024, and $9,254 at December 31, 2023, arising primarily from deferred policy acquisition costs and other intangible assets.

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

As of December 31, 2024, we had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax returns for the years 2020 through 2023 remain subject to examination.

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

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2024, 2023, or 2022. This line of credit is scheduled to expire on December 13, 2025.

The changes in cash and cash equivalents for continuing and discontinued operations for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net cash flows from operating activities	$38,506	$51,028	$(15,294)
Net cash flows from investing activities	(4,541)	(8,813)	25,048
Net cash flows from financing activities	(3,643)	(7,466)	(18,281)
Net increase (decrease) in cash and cash equivalents	$30,322	$34,749	$(8,527)

For the year ended December 31, 2024, net cash provided by operating activities totaled $38,506 compared to $51,028 net cash provided by operating activities a year ago. This change was primarily driven by the severance payments to our former Chief Executive Officer and former Senior Vice President of Operations in the current year as well as the receipt of a significant income tax refund during 2023.

For the year ended December 31, 2024, net cash used by investing activities totaled $4,541 compared to $8,813 net cash used by investing activities a year ago. This change was primarily attributable to the proceeds from the sale of Westminster as well as a decrease in the net cash outflows for fixed income securities in the current year, partially offset by a decrease in the cash inflows from equity securities in the current year.

For the year ended December 31, 2024, net cash used by financing activities totaled $3,643 compared to $7,466 a year ago. This decrease in cash used was attributable to a reduction in share repurchases in the current year partially offset by the final pooling settlement between Nodak Insurance and Westminster.

For the year ended December 31, 2023, net cash provided by operating activities totaled $51,028 compared to $15,294 net cash used by operating activities during 2022. This change was primarily driven by lower claim payments and the receipt of a significant income tax refund during 2023.

For the year ended December 31, 2023, net cash used by investing activities totaled $8,813 compared to $25,048 net cash provided by investing activities during 2022. This change was primarily attributable to a decrease in maturities and sales of fixed income securities and an increase in purchases of fixed income securities during 2023 compared to 2022, partially offset by an increase in sales of equity securities and a decrease in purchases of equity securities.

For the year ended December 31, 2023, net cash used by financing activities totaled $7,466 compared to $18,281 during 2022. This decrease in cash used was attributable to installment payments on the Westminster consideration payable during 2022, partially offset by an increase in share repurchases during 2023 compared to 2022.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2024 and 2023. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the years ended December 31, 2024, 2023, or 2022.

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

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024, 2023 or 2022. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

Contractual Obligations

The primary contractual obligations of the Company include gross loss and loss adjustment expenses payments as well as operating and finance lease obligations.

The Company’s unpaid losses and loss adjustment expenses were $137,288 as of December 31, 2024. Historical payment experience indicates that approximately 46% of this amount will be paid during 2025 and another 37% will be paid over the subsequent two years. The actual timing and amounts of these payments in the future may vary.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 2 “Recent Accounting Pronouncements.”

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

We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, general economic conditions, expected rates of inflation and regulatory requirements. The portfolio duration of the fixed income securities in our investment portfolio at December 31, 2024 was 4.77 years. These fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates. These fixed income securities may experience significant fluctuations in fair value resulting from changes in interest rates and are carried as available for sale. We manage the exposure to risks associated with interest rate fluctuations through active management and consultation with our outside fixed income portfolio manager.

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

The table below shows the interest rate sensitivity of our fixed income securities (including both continuing and discontinued operations) measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(28,085)	$279,627	$(31,125)	$316,606
100 basis point increase	(14,687)	293,025	(15,826)	331,905
No change	—	307,712	—	347,731
100 basis point decrease	13,509	321,221	16,199	363,930
200 basis point decrease	27,977	335,689	32,572	380,303

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

NI Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of NI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, and the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited the adjustments to the Company’s 2023 and 2022 consolidated financial statements to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 or 2022 consolidated financial statements of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 or 2022 consolidated financial statements taken as a whole.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Losses and Loss Adjustment Expenses Reserves

Critical Audit Matter Description

On December 31, 2024, the Company’s liability for unpaid losses and loss adjustment expenses was approximately $137 million. As described in Note 3 and 8, the Company’s property and casualty insurance loss and loss expenses reserves (referred to as “losses and loss expenses reserves”), are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims as of the consolidated financial statement date. There is significant uncertainty inherent in determining management’s best estimate of the losses and loss expenses reserves, requiring the use of informed actuarially based estimates and management’s judgment. The actuarial estimate of losses and loss expenses reserves is subject to review and adjustment by Company management.

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

/s/ Forvis Mazars, LLP

PCAOB ID 686

We have served as the Company’s auditor since 2024.

New York, New York

March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of NI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, the accompanying consolidated balance sheet of NI Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). The consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, are not presented herein.

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Forvis Mazars, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mazars USA LLP

PCAOB ID 339

We have served as the Company’s auditor from 2016 to 2024.

Fort Washington, Pennsylvania

March 15, 2024

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

(dollar amounts in thousands, except par value)

	2024	2023
Assets:
Cash and cash equivalents	$50,930	$41,037
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2024 and 2023)	307,712	289,399
Equity securities, at fair value	24,640	21,983
Other investments	1,812	2,006
Total cash and investments	385,094	354,425

Premiums and agents' balances receivable (net of allowance for expected credit losses of $337 at December 31, 2024 and $394 at December 31, 2023)	52,907	56,154
Deferred policy acquisition costs	26,300	26,790
Reinsurance premiums receivable (payable)	746	(1,403)
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at December 31, 2024 and 2023)	12,561	6,460
Income tax recoverable	7,017	—
Accrued investment income	2,629	2,325
Property and equipment, net	7,547	7,452
Deferred income taxes	7,324	9,228
Receivable from Federal Crop Insurance Corporation	13,223	17,404
Goodwill and other intangibles	100	2,728
Other assets	11,097	10,866
Assets of discontinued operations	—	162,457
Total assets	$526,545	$654,886

Liabilities:
Unpaid losses and loss adjustment expenses	$137,288	$119,185
Unearned premiums	126,498	126,100
Income tax payable	—	147
Accrued expenses and other liabilities	18,128	17,758
Liabilities of discontinued operations	—	141,297
Total liabilities	281,914	404,487

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2024 – 20,673,268 shares, 2023 – 20,599,908 shares	230	230
Additional paid-in capital	95,796	96,294
Unearned employee stock ownership plan shares	(455)	(698)
Retained earnings	201,584	208,376
Accumulated other comprehensive loss, net of income taxes	(18,231)	(21,384)
Treasury stock, at cost, 2024 – 2,281,252 shares, 2023 – 2,330,297 shares	(34,293)	(35,177)
Non-controlling interest	—	2,758
Total shareholders’ equity	244,631	250,399

Total liabilities and shareholders’ equity	$526,545	$654,886

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023, and 2022

(dollar amounts in thousands, except per share data)

	2024	2023	2022
Revenues:
Net premiums earned	$310,110	$292,117	$271,740
Fee and other income	1,938	1,940	1,381
Net investment income	10,943	8,034	6,636
Net investment gains (losses)	2,213	1,929	(11,975)
Total revenues	325,204	304,020	267,782

Expenses:
Losses and loss adjustment expenses	207,465	186,516	241,750
Amortization of deferred policy acquisition costs	71,257	67,631	53,605
Other underwriting and general expenses	33,709	29,326	25,303
Goodwill impairment charge	2,628	—	—
Total expenses	315,059	283,473	320,658

Income (loss) from continuing operations before income taxes	10,145	20,547	(52,876)
Income tax expense (benefit)	3,545	716	(14,191)
Net income (loss) from continuing operations	6,600	19,831	(38,685)
Net income (loss) attributable to non-controlling interest	—	250	(679)
Net income (loss) from continuing operations attributable to NI Holdings, Inc.	6,600	19,581	(38,006)
Loss from discontinued operations, net of income taxes	(1,512)	(25,057)	(15,090)
Loss on sale of discontinued operations, net of income taxes	(11,148)	—	—
Net loss	$(6,060)	$(5,476)	$(53,096)

Earnings (loss) per common share from continuing operations:
Basic	$0.31	$0.93	$(1.78)
Diluted	$0.31	$0.92	$(1.78)

Earnings (loss) per common share:
Basic	$(0.29)	$(0.26)	$(2.49)
Diluted	$(0.29)	$(0.26)	$(2.49)

Share data:
Weighted average common share outstanding used in basic per common share calculations	20,968,545	21,159,073	21,333,389
Dilutive securities	120,626	76,532	—
Weighted average common shares used in diluted per common share calculations	21,089,171	21,235,605	21,333,389

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2024, 2023, and 2022

(dollar amounts in thousands)

	2024
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(6,060)	$—	$(6,060)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(482)	—	(482)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	233	—	233
Other comprehensive income (loss), before income taxes	(249)	—	(249)
Income tax benefit (expense) related to items of other comprehensive income (loss)	96	—	96
Other comprehensive income (loss), net of income taxes	(153)	—	(153)

Comprehensive income (loss)	$(6,213)	$—	$(6,213)

	2023
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(5,476)	$250	$(5,226)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	9,709	363	10,072
Reclassification adjustment for net realized losses (gains) included in net income (loss)	582	—	582
Other comprehensive income (loss), before income taxes	10,291	363	10,654
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,389)	(85)	(2,474)
Other comprehensive income (loss), net of income taxes	7,902	278	8,180

Comprehensive income (loss)	$2,426	$528	$2,954

	2022
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(53,096)	$(679)	$(53,775)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(44,810)	(1,703)	(46,513)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	131	20	151
Other comprehensive income (loss), before income taxes	(44,679)	(1,683)	(46,362)
Income tax benefit (expense) related to items of other comprehensive income (loss)	10,156	383	10,539
Other comprehensive income (loss), net of income taxes	(34,523)	(1,300)	(35,823)

Comprehensive income (loss)	$(87,619)	$(1,979)	$(89,598)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024, 2023, and 2022

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2022	$230	$98,166	$(1,184)	$267,207	$5,237	(26,452)	$4,209	$347,413
Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(53,096)	—	—	(679)	(53,775)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(34,523)	—	(1,300)	(35,823)
Purchase of treasury stock	—	—	—	—	—	(4,180)	—	(4,180)
Share-based compensation	—	(40)	—	—	—	—	—	(40)
Issuance of vested award shares	—	(2,592)	—	10	—	1,814	—	(768)
Distribution of employee stock ownership plan shares	—	137	243	—	—	—	—	380
Balance, December 31, 2022	230	95,671	(941)	214,121	(29,286)	(28,818)	2,230	253,207
Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(5,476)	—	—	250	(5,226)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	7,902	—	278	8,180
Purchase of treasury stock	—	—	—	—	—	(7,278)	—	(7,278)
Share-based compensation	—	1,366	—	—	—	—	—	1,366
Issuance of vested award shares	—	(822)	—	(269)	—	919	—	(172)
Distribution of employee stock ownership plan shares	—	79	243	—	—	—	—	322
Balance, December 31, 2023	230	96,294	(698)	208,376	(21,384)	(35,177)	2,758	250,399
Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net income (loss)	—	—	—	(6,060)	—	—	—	(6,060)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(153)	—	—	(153)
Purchase of treasury stock	—	—	—	—		—	—	—
Share-based compensation	—	238	—	—	—	—	—	238
Issuance of vested award shares	—	(858)	—	(184)	—	884	—	(158)
Distribution of employee stock ownership plan shares	—	122	243	—	—	—	—	365
Balance, December 31, 2024	$230	$95,796	$(455)	$201,584	(18,231)	(34,293)	—	$244,631

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023, and 2022

(dollar amounts in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(6,060)	$(5,226)	$(53,775)
Less net loss from discontinued operations, net of income taxes	(1,512)	(25,057)	(15,090)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment gains	(2,213)	(1,929)	11,975
Deferred income tax expense (benefit)	1,901	(1,876)	(3,825)
Depreciation of property and equipment	681	692	604
Amortization of intangibles	—	33	50
Goodwill impairment charge	2,628	—	—
Distribution of employee stock ownership plan shares	365	322	380
Share-based compensation	238	1,366	(40)
Amortization of deferred policy acquisition costs	71,257	67,631	53,605
Deferral of policy acquisition costs	(70,767)	(71,746)	(57,233)
Net amortization of premiums and discounts on investments	607	928	1,435
Gain on sale of property and equipment	(64)	(52)	(164)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	3,247	(8,808)	(9,453)
Reinsurance premiums receivable / payable	(2,149)	(424)	936
Reinsurance recoverables on losses	(6,101)	2,126	3,892
Accrued investment income	(304)	(179)	109
Federal Crop Insurance Corporation receivable / payable	4,181	(1,942)	(20,424)
Other assets	(231)	(1,506)	938
Unpaid losses and loss adjustment expenses	18,103	4,889	6,296
Unearned premiums	398	15,174	15,237
Income tax recoverable / payable	(7,164)	14,105	(13,275)
Accrued expenses and other liabilities	469	(215)	7,336
Net cash flows from operating activities – continuing operations	15,082	18,589	(1,621)
Net cash flows from operating activities – discontinued operations	10,493	12,608	25,012
Net cash flows from operating activities – loss on sale of discontinued operations	17,479	—	—
Total adjustments	43,054	31,197	23,391
Net cash flows from operating activities	38,506	51,028	(15,294)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	43,633	33,888	75,031
Proceeds from sales of equity securities	7,587	39,020	25,260
Purchases of fixed income securities	(62,561)	(56,318)	(47,620)
Purchases of equity securities	(7,833)	(11,741)	(12,979)
Purchases of property and equipment	(991)	(661)	(878)
Proceeds from sales of property and equipment	280	147	646
Proceeds from disposition of Westminster	12,272	—	—
Other	194	—	—
Net cash flows from investing activities – continuing operations	(7,419)	4,335	39,460
Net cash flows from investing activities – discontinued operations	2,878	(13,148)	(14,412)
Net cash flows from investing activities	(4,541)	(8,813)	25,048

Cash flows from financing activities:
Purchases of treasury stock	—	(7,278)	(4,180)
Pooling (payments) receipts	(10,444)	(28,114)	4,085
Installment payment on Westminster consideration payable	—	—	(13,333)
Principal repayments of finance leases	(99)	(16)	—
Issuance of vested award shares	(158)	(172)	(768)
Net cash flows from financing activities – continuing operations	(10,701)	(35,580)	(14,196)
Net cash flows from financing activities – discontinued operations	7,058	28,114	(4,085)
Net cash flows from financing activities	(3,643)	(7,466)	(18,281)

Net change in cash and cash equivalents	30,322	34,749	(8,527)
(Increase) decrease in cash and cash equivalents – discontinued operations	(20,429)	(27,574)	(6,515)
Net increase (decrease) in cash and cash equivalents – continuing operations	9,893	7,175	(15,042)

Cash and cash equivalents at beginning of period – continuing operations	41,037	33,862	48,904

Cash and cash equivalents at end of period – continuing operations	$50,930	$41,037	$33,862

Federal and state income taxes paid (net of refunds received)	$2,853	$(11,102)	$2,175

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022
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

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard auto coverage in the states of Nevada, Arizona, North Dakota, and South Dakota during 2024. As of December 31, 2024, Primero no longer writes coverage in the state of Nevada. Primero was acquired by Nodak Insurance in 2014.

Battle Creek Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. Battle Creek became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. On January 2, 2024, Battle Creek issued 300,000 shares of its common stock to Nodak Insurance at a $10.00 per share par value and became a wholly-owned subsidiary of Nodak Insurance. Because we concluded that we controlled Battle Creek prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets and its net income or loss was excluded from net income or loss attributed to NI Holdings in our Consolidated Statements of Operations. Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets and Consolidated Statements of Operations and, as such, no longer reflected as a non-controlling interest.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company licensed in Illinois. Direct Auto began writing non-standard auto coverage in 2007, and was acquired by NI Holdings on August 31, 2018, via a stock purchase agreement.

Westminster American Insurance Company

Westminster is a property and casualty insurance company licensed in 18 states and the District of Columbia. Westminster is headquartered in Owings Mills, Maryland and underwrites commercial multi-peril insurance in the states of Delaware, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2024 Annual Report.

Organizational Structure and Credit Ratings

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies as of December 31, 2024, are rated “A” Excellent by AM Best.

The same executive management team provides oversight and strategic direction for the entire organization. Nodak Insurance personnel provide common product oversight, pricing practices, and underwriting standards, as well as underwriting and claims administration, to Nodak Insurance, American West, and Battle Creek. Primero and Direct Auto personnel manage the day-to-day operations of their respective companies. Westminster personnel managed the day-to-day operations of their company prior to the date of sale.

2.       Recent Accounting Pronouncements

Adopted

Improvements to Reportable Segment Disclosures

In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” issued by the FASB in November 2023. The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Item II, Part 8, Note 21 “Segment Information” section of this Annual Report for applicable disclosures required by this guidance.

Measurement of Credit Losses on Financial Instruments

In December 2022, the Company adopted amended guidance from the FASB that applies a new credit loss model (current expected credit losses or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Consolidated Balance Sheet at the amount expected to be collected. The updated guidance also amended the previous other-than-temporary impairment model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.

The Company adopted the updated guidance for the year ended December 31, 2022. The adoption of this guidance resulted in an allowance for expected credit losses of $425 for premiums and agents' balances receivable in the Consolidated Balance Sheet as of December 31, 2022. Based on the results of the receivable analyses and management’s review of our available-for-sale fixed income securities, it was determined that no allowance was required for reinsurance recoverables or available-for-sale fixed income securities in the Consolidated Balance Sheet as of December 31, 2022. See Item II, Part 8, Note 4 “Investments” section of this Annual Report for applicable disclosures required by this guidance.

Leases

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases and elected to utilize a cumulative-effect adjustment to the opening balance of retained earnings for the year of adoption, if necessary. Accordingly, the Company’s reporting for the comparative periods prior to adoption continue to be presented in the consolidated financial statements in accordance with previous lease accounting guidance. The Company also elected to apply all practical expedients applicable to the Company in the updated guidance for transition for leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease, and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $1,637 as part of other assets, a lease liability of $1,837 as part of accrued expenses and other liabilities, and an elimination of the $200 deferred rent liability in the Consolidated Balance Sheet as of December 31, 2022. The cumulative effect adjustment to the opening balance of retained earnings was zero. The adoption of the updated guidance did not affect the Company’s results of operations or cash flows. See Item II, Part 8, Note 15 “Leases” section of this Annual Report for applicable disclosures required by this guidance.

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

Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our consolidated financial statements, which is expected to result in enhanced disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the statement of operations, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3.       Summary of Significant Accounting Policies and Basis of Presentation

Basis of Consolidation

Our consolidated financial statements, which we have prepared in accordance with GAAP, include our accounts and those of our wholly-owned subsidiaries, including Battle Creek, which was consolidated as a variable interest entity (“VIE”) with an associated non-controlling interest prior to January 2, 2024. We have eliminated all significant intercompany accounts and transactions in consolidation.

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

Variable-Interest Entities

Any company deemed to be a VIE is required to be consolidated by the primary beneficiary of the VIE.

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

Fair values are based on quoted market prices or independent pricing services, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net investment gains (losses), along with the change in unrealized gains and losses on equity securities. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. The carrying value of these other invested assets was $1,812 at December 31, 2024 and $2,006 at December 31, 2023.

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

For fixed income securities that the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in net investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value.

The Company reports investment income accrued separately from fixed income investments, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payments.

For more information on investment valuation measurements, see Part II, Item 8, Note 5 “Fair Value Measurements.”

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

The Company did not have any material uncertain tax positions as of December 31, 2024 and 2023. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense. The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued as of December 31, 2024 and 2023.

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

Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the same period. Unearned shares related to the Company’s ESOP are not considered outstanding until they are released and allocated to plan participants. Unearned shares related to the Company’s Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) are not considered outstanding until they are earned by award participants. See Part II, Item 8, Note 12 “Benefit Plans” and Note 18 “Share-Based Compensation.”

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

If our qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount or we choose to bypass the qualitative assessment, we will perform a quantitative assessment that compares the reporting unit’s carrying value with its estimated fair value. The determination of the fair value of our reporting units is based a market approach that considers benchmark company market multiples, an income approach that utilizes discounted cash flows, or another generally accepted method. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. Should the carrying value exceed the estimated fair value, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total goodwill assigned to the reporting unit.

For the goodwill arising from the acquisition of Primero in 2014, we determined that it was appropriate to perform a quantitative assessment during the fourth quarter of 2024. Based on our quantitative assessment as described above, we concluded that the goodwill related to Primero was fully impaired as of December 31, 2024, primarily due to Primero’s expected future performance being well below initial projections and expectations as a result of strategic initiatives. We did not record any impairments of goodwill for this reporting unit during the years ended December 31, 2023 or 2022.

For the goodwill arising from the acquisition of Westminster in 2020, we determined that it was appropriate to perform a quantitative assessment during the fourth quarter of 2023. Based on our quantitative assessment as described above, we concluded that the goodwill related to Westminster was fully impaired as of December 31, 2023, primarily due to Westminster’s actual and expected future performance being well below initial projections and expectations. We did not record any impairments of goodwill for this reporting unit during the year ended December 31, 2022.

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the Direct Auto trade name was amortized over five years from the August 31, 2018 acquisition/valuation date. The favorable lease contract and VOBA assets have been fully amortized. We did not record any impairments of the intangible assets for this reporting unit during the years ended December 31, 2024, 2023 or 2022.

Other intangible assets arising from the acquisition of Westminster represented the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset had an indefinite life, while the distribution networks asset and Westminster trade name were being amortized over twenty years and ten years, respectively, from the January 1, 2020 acquisition/valuation date until the date of sale on June 30, 2024. The VOBA asset had been fully amortized at the date of the sale of Westminster. We did not record any impairments of the other intangible assets for this reporting unit during the years ended December 31, 2023 or 2022.

Discontinued Operations

On May 7, 2024, NI Holdings entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell its subsidiary, Westminster, to Scott Insurance Holdings, a privately owned Maryland limited liability company. Scott Insurance Holdings is affiliated with John Scott, Sr., the father of the president of Westminster, John Scott, Jr. The sale closed on June 30, 2024. The Purchase Agreement included a cash purchase price of $10,500, subject to certain post-closing adjustments, including a post-closing payment to NI Holdings for the amount by which the ending statutory surplus balance for Westminster exceeded $20,000. The post-closing payment received from Scott Insurance Holdings during the third quarter of 2024 was $1,772 and has been included as an adjustment to the purchase price for the calculation of the loss on the sale of Westminster. The sale of Westminster, which represented the majority of our Commercial segment in prior periods, was a strategic shift that has had a major effect on our operations and financial results. Therefore, Westminster has been reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for all periods presented in this 2024 Annual Report. All current and prior periods reflected in this 2024 Annual Report have been presented as continuing and discontinued operations, unless otherwise noted. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2024 Annual Report.

Restatement

NI Holdings filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A to amend certain information included in the Company's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2024, which was filed with the SEC on August 8, 2024, due to errors resulting from the incorrect accounting for, and presentation of, the previously announced sale of Westminster. Specifically, the Company failed to record certain receivables on Westminster’s closing balance sheet as well as the corresponding payable for Nodak Insurance for amounts owed to Westminster related to the final settlement of the intercompany reinsurance pooling agreement after the date of sale. Failure to include this receivable in Westminster’s closing net assets and liabilities also caused an understatement of the loss on sale of discontinued operations, which also understated the Company’s total net loss. The impact of the corrections related to this error on the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2024, are as follows:

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

4.       Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis, including both continuing and discontinued operations, as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,601	$—	$8	$(335)	$12,274
Obligations of states and political subdivisions	48,559	—	184	(4,920)	43,823
Corporate securities	123,585	—	206	(7,517)	116,274
Residential mortgage-backed securities	53,714	—	44	(4,981)	48,777
Commercial mortgage-backed securities	30,062	—	65	(2,943)	27,184
Asset-backed securities	59,046	—	386	(3,301)	56,131
Redeemable preferred stocks	3,737	—	—	(488)	3,249
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,998	$—	$—	$(736)	$10,262
Obligations of states and political subdivisions	55,769	—	408	(4,716)	51,461
Corporate securities	152,630	—	442	(10,856)	142,216
Residential mortgage-backed securities	66,362	—	180	(5,379)	61,163
Commercial mortgage-backed securities	33,532	—	148	(4,241)	29,439
Asset-backed securities	52,692	—	142	(3,805)	49,029
Redeemable preferred stocks	4,747	—	—	(586)	4,161
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

The reconciliation of the amortized cost and estimated fair value of fixed income securities for continuing and discontinued operations as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$331,304	$—	$893	$(24,485)	$307,712
Discontinued operations	—	—	—	—	—
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

	December 31, 2023
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
Continuing operations	$313,182	$—	$1,116	$(24,899)	$289,399
Discontinued operations	63,548	—	204	(5,420)	58,332
Total fixed income securities	$376,730	$—	$1,320	$(30,319)	$347,731

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, including both continuing and discontinued operations, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$5,750	$5,696
After one year through five years	57,986	55,882
After five years through ten years	79,544	74,070
After ten years	41,465	36,723
Mortgage / asset-backed securities	142,822	132,092
Redeemable preferred stocks	3,737	3,249
Total fixed income securities	$331,304	$307,712

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,612	$9,436
After one year through five years	75,794	72,602
After five years through ten years	86,185	79,281
After ten years	47,806	42,620
Mortgage / asset-backed securities	152,586	139,631
Redeemable preferred stocks	4,747	4,161
Total fixed income securities	$376,730	$347,731

Fixed income securities with a fair value of $5,634 at December 31, 2024, and $6,403 at December 31, 2023, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

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

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$5,443	$(109)	$4,177	$(226)	$9,620	$(335)
Obligations of states and political subdivisions	8,465	(143)	29,428	(4,777)	37,893	(4,920)
Corporate securities	25,790	(481)	76,364	(7,036)	102,154	(7,517)
Residential mortgage-backed securities	20,827	(451)	23,159	(4,530)	43,986	(4,981)
Commercial mortgage-backed securities	1,409	(50)	19,442	(2,893)	20,851	(2,943)
Asset-backed securities	10,926	(122)	20,579	(3,179)	31,505	(3,301)
Redeemable preferred stocks	—	—	3,249	(488)	3,249	(488)
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)

	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$—	$—	$9,018	$(736)	$9,018	$(736)
Obligations of states and political subdivisions	5,239	(359)	36,194	(4,357)	41,433	(4,716)
Corporate securities	8,018	(93)	110,117	(10,763)	118,135	(10,856)
Residential mortgage-backed securities	12,054	(104)	33,341	(5,275)	45,395	(5,379)
Commercial mortgage-backed securities	2,678	(5)	23,713	(4,236)	26,391	(4,241)
Asset-backed securities	4,463	(18)	30,200	(3,787)	34,663	(3,805)
Redeemable preferred stocks	—	—	4,161	(586)	4,161	(586)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

The reconciliation for continuing and discontinued operations by duration of the Company’s gross unrealized losses on fixed income securities are shown below.

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)
Discontinued operations	—	—	—	—	—	—
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)
	December 31, 2023
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
Continuing operations	$24,049	$(509)	$211,367	$(24,390)	$235,416	$(24,899)
Discontinued operations	8,403	(70)	35,377	(5,350)	43,780	(5,420)
Total fixed income securities	$32,452	$(579)	$246,744	$(29,740)	$279,196	$(30,319)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. Beginning on December 31, 2022, credit losses are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We did not recognize any credit losses for fixed income securities at the time of adoption of the new credit loss accounting standard and have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there were no beginning or ending balances of credit losses during the years ended December 31, 2024 or 2023. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Continuing operations:
Fixed income securities	$11,401	$9,418	$8,216
Equity securities	904	874	1,260
Real estate	355	391	384
Cash and cash equivalents	1,699	456	23
Total gross investment income	14,359	11,139	9,883
Investment expenses	3,416	3,105	3,247
Net investment income – continuing operations	10,943	8,034	6,636
Net investment income – discontinued operations	1,419	2,422	1,184
Net investment income	$12,362	$10,456	$7,820

Net investment gains (losses) for continuing and discontinued operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Continuing Operations:
Gross realized gains:
Fixed income securities	$12	$1	$116
Equity securities	1,329	13,840	6,967
Total gross realized gains	1,341	13,841	7,083

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(211)	(524)	(183)
Equity securities	(579)	(1,221)	(4,916)
Total gross realized losses, excluding credit impairment losses	(790)	(1,745)	(5,099)

Net realized gains	551	12,096	1,984

Change in net unrealized gains on equity securities	1,662	(10,167)	(13,959)
Net investment gains (losses) – continuing operations	2,213	1,929	(11,975)
Net investment gains (losses) – discontinued operations	116	195	(1,151)
Net investment gains (losses)	$2,329	$2,124	$(13,126)

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from our third-party investment advisor who utilizes different independent pricing services to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing service. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing service for the years ended December 31, 2024, 2023, or 2022. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at December 31, 2024, or 2023.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,274	$—	$12,274	$—
Obligations of states and political subdivisions	43,823	—	43,823	—
Corporate securities	116,274	—	116,274	—
Residential mortgage-backed securities	48,777	—	48,777	—
Commercial mortgage-backed securities	27,184	—	27,184	—
Asset-backed securities	56,131	—	56,131	—
Redeemable preferred stock	3,249	—	3,249	—
Total fixed income securities	307,712	—	307,712	—

Equity securities:
Common stock	24,640	24,640	—	—
Non-redeemable preferred stock	—	—	—	—
Total equity securities	24,640	24,640	—	—

Money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,262	$—	$10,262	$—
Obligations of states and political subdivisions	51,461	—	51,461	—
Corporate securities	142,216	—	142,216	—
Residential mortgage-backed securities	61,163	—	61,163	—
Commercial mortgage-backed securities	29,439	—	29,439	—
Asset-backed securities	49,029	—	49,029	—
Redeemable preferred stocks	4,161	—	4,161	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Common stock	25,890	25,890	—	—
Non-redeemable preferred stocks	1,877	1,877	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$307,712	$—	$307,712	$—
Discontinued operations	—	—	—	—
Total fixed income securities	307,712	—	307,712	—

Equity securities:
Continuing operations	24,640	24,640	—	—
Discontinued operations	—	—	—	—
Total equity securities	24,640	24,640	—	—

Money market accounts and cash equivalents
Continuing operations	10,950	10,950	—	—
Discontinued operations	—	—	—	—
Total money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Fixed income securities:
Continuing operations	$289,399	$—	$289,399	$—
Discontinued operations	58,332	—	58,332	—
Total fixed income securities	347,731	—	347,731	—

Equity securities:
Continuing operations	21,983	21,983	—	—
Discontinued operations	5,784	5,784	—	—
Total equity securities	27,767	27,767	—	—

Money market accounts and cash equivalents
Continuing operations	16,239	16,239	—	—
Discontinued operations	9,357	3,173	6,184	—
Total money market accounts and cash equivalents	25,596	19,412	6,184	—
Total assets at fair value	$401,094	$47,179	$353,915	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2024 or 2023.

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

During the year ended December 31, 2024, the Company maintained property catastrophe reinsurance protection covering $133,000 in excess of a $20,000 retention. With the exception of Westminster, a per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. For Westminster, a per risk excess of loss treaty provided coverage of $3,000 in excess of $2,000 for property risks and $10,000 in excess of $2,000 for casualty risks until July 1, 2024. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the FCIC.

Effective July 1, 2024, the Company’s reinsurance contracts were modified to exclude any Westminster losses occurring on or after that date, while maintaining all other existing limits, retentions, and attachment points.

For the year ended December 31, 2023, the Company’s catastrophe retention and retention limit were consistent with those for the year ended December 31, 2024. In addition, limits, retentions, and attachment points in our other reinsurance contracts were also consistent with those for the year ended December 31, 2024 (with the exception of Westminster for which per risk excess of loss treaties provided coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks).

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

The Company experienced multiple catastrophe events during 2022 which resulted in reinsurance recoveries of $5,648 through December 31, 2024.

For 2025, the Company’s catastrophe retention will remain consistent with 2024 at $20,000 and the reinsurance protection will cover $117,000. The lower limit for 2025 was primarily due to the sale of Westminster, which drove the top end of the catastrophe modeling results. There were no changes made to limits, retentions, or attachment points in our other reinsurance contracts.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using a new CECL model. See the Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At December 31, 2024 and 2023, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Year Ended December 31,
	2024		2023		2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$383,933	$380,968	$418,399	$401,945	$389,706	$368,886
Assumed premium	2,967	2,984	3,098	3,570	6,299	6,550
Ceded premium	(43,503)	(42,786)	(54,848)	(54,378)	(46,993)	(47,146)
Net premiums	$343,397	$341,166	$366,649	$351,137	$349,012	$328,290

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current year-to-date and comparable prior year-to-date amounts, segregated between continuing and discontinued operations, are shown below.

	Year Ended December 31,
	2024		2023		2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$342,301	$341,885	$341,234	$325,590	$315,095	$299,607
Assumed premium	2,967	2,984	3,098	3,570	6,299	6,550
Ceded premium	(34,760)	(34,759)	(37,043)	(37,043)	(34,417)	(34,417)
Net premiums	$310,508	$310,110	$307,289	$292,117	$286,977	$271,740
	Year Ended December 31,
	2024		2023		2022
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$41,632	$39,083	$77,165	$76,355	$74,611	$69,279
Assumed premium	—	—	—	—	—	—
Ceded premium	(8,743)	(8,027)	(17,805)	(17,335)	(12,576)	(12,729)
Net premiums	$32,889	$31,056	$59,360	$59,020	$62,035	$56,550

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Year Ended December 31,
	2024	2023	2022
Direct losses and loss adjustment expenses	$249,344	$293,978	$333,397
Assumed losses and loss adjustment expenses	784	1,140	2,369
Ceded losses and loss adjustment expenses	(19,157)	(50,706)	(41,334)
Net losses and loss adjustment expenses	$230,971	$244,412	$294,432

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Year Ended December 31,
	2024	2023	2022
Continuing Operations:
Direct losses and loss adjustment expenses	$220,991	$195,138	$255,187
Assumed losses and loss adjustment expenses	784	1,140	2,369
Ceded losses and loss adjustment expenses	(14,310)	(9,762)	(15,806)
Net losses and loss adjustment expenses	$207,465	$186,516	$241,750
	Year Ended December 31,
	2024	2023	2022
Discontinued Operations:
Direct losses and loss adjustment expenses	$28,353	$98,840	$78,210
Assumed losses and loss adjustment expenses	—	—	—
Ceded losses and loss adjustment expenses	(4,847)	(40,944)	(25,528)
Net losses and loss adjustment expenses	$23,506	$57,896	$52,682

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

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$34,120	$29,768	$24,947
Deferral of policy acquisition costs	79,363	87,343	71,624
Amortization of deferred policy acquisition costs	(79,185)	(82,991)	(66,803)
Westminster balance disposed in sale	(7,998)	—	—
Balance, end of year	$26,300	$34,120	$29,768

The tables for current and prior year continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Year Ended December 31,
	2024	2023	2022
Continuing operations:
Balance, beginning of year	$26,790	$22,675	$19,047
Deferral of policy acquisition costs	70,767	71,746	57,233
Amortization of deferred policy acquisition costs	(71,257)	(67,631)	(53,605)
Balance, end of year	$26,300	$26,790	$22,675
	Year Ended December 31,
	2024	2023	2022
Discontinued operations:
Balance, beginning of period	$7,330	7,093	5,900
Deferral of policy acquisition costs	8,596	15,597	14,391
Amortization of deferred policy acquisition costs	(7,928)	(15,360)	(13,198)
Westminster balance disposed in sale	(7,998)	—	—
Balance, end of year	$—	$7,330	$7,093

8.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$217,119	$190,459	$139,662
Reinsurance recoverables on losses	48,969	37,575	21,200
Net balance, beginning of year	168,150	152,884	118,462

Incurred related to:
Current year	218,063	223,960	293,283
Prior years	12,908	20,452	1,149
Total incurred	230,971	244,412	294,432

Paid related to:
Current year	131,570	138,600	197,250
Prior years	80,636	90,548	62,760
Total paid	212,206	229,148	260,010

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	107,508	—	—
Reinsurance recoverables on losses	45,320	—	—
Net balance, date of sale	62,188	—	—

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	137,288	217,119	190,459
Reinsurance recoverables on losses	12,561	48,969	37,575
Net balance, end of year	$124,727	$168,150	$152,884

During the year ended December 31, 2024, the Company’s incurred reported losses and loss adjustment expense included $12,908 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Direct Auto non-standard auto business, partially offset by favorable development in Battle Creek, American West, Primero, and Nodak Insurance. During the year ended December 31, 2023, the Company’s incurred reported losses and loss adjustment expenses included $20,452 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial and Direct Auto non-standard auto businesses partially offset by favorable development for Battle Creek, American West, and Nodak Insurance. During the year ended December 31, 2022, the Company’s incurred reported losses and loss adjustment expenses included $1,149 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial business partially offset by favorable development for Battle Creek and Nodak Insurance. During 2024, Westminster was sold and all associated liabilities were included in the sale.

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

The tables for current and prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Year Ended December 31,
	2024	2023	2022
Continuing operations:
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$119,185	$114,296	$108,000
Reinsurance recoverables on losses	6,460	8,586	12,478
Net balance, beginning of year	112,725	105,710	95,522

Incurred related to:
Current year	193,948	184,210	247,635
Prior years	13,517	2,306	(5,885)
Total incurred	207,465	186,516	241,750

Paid related to:
Current year	126,006	121,466	181,434
Prior years	69,457	58,036	50,128
Total paid	195,463	179,502	231,562

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	137,288	119,185	114,296
Reinsurance recoverables on losses	12,561	6,460	8,586
Net balance, end of year	$124,727	$112,725	$105,710
	Year Ended December 31,
	2024	2023	2022
Discontinued operations:
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$97,934	$76,163	$31,662
Reinsurance recoverables on losses	42,509	28,989	8,722
Net balance, beginning of year	55,425	47,174	22,940

Incurred related to:
Current year	24,115	39,750	45,648
Prior years	(609)	18,146	7,034
Total incurred	23,506	57,896	52,682

Paid related to:
Current year	5,564	17,132	15,816
Prior years	11,179	32,512	12,632
Total paid	16,743	49,644	28,448

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	107,508	—	—
Reinsurance recoverables on losses	45,320	—	—
Net balance, date of sale	62,188	—	—

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	—	97,934	76,163
Reinsurance recoverables on losses	—	42,509	28,989
Net balance, end of year	$—	$55,425	$47,174

The tables on the following pages present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling arrangement.

The tables include unaudited information about incurred and paid claims development for the year ended December 31, 2015 for the Private Passenger Auto, Home and Farm, and Crop segments and from the year ended December 31, 2015 through 2017 for the Non-Standard Auto information, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2024
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2015	$32,438	$31,532	$30,461	$30,503	$30,679	$30,455	$30,379	$30,370	$30,351	$30,362	$(1)	11,688
2016	—	40,227	39,260	39,057	39,314	38,535	38,416	38,601	38,566	38,536	(3)	14,325
2017	—	—	40,779	40,199	40,120	40,427	40,488	40,520	40,471	40,449	—	13,753
2018	—	—	—	44,925	43,428	43,641	43,575	43,807	43,733	43,896	310	14,675
2019	—	—	—	—	53,769	53,328	53,364	52,802	52,749	52,535	56	16,540
2020	—	—	—	—	—	46,247	48,519	47,403	47,174	46,713	107	13,541
2021	—	—	—	—	—	—	57,316	57,176	57,431	57,215	205	15,321
2022	—	—	—	—	—	—	—	66,711	65,132	64,180	552	16,146
2023	—	—	—	—	—	—	—	—	62,357	61,917	768	13,888
2024	—	—	—	—	—	—	—	—	—	54,082	1,935	10,593
Total										$489,885

(1) Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$23,401	$27,171	$28,933	$29,598	$29,795	$30,120	$30,355	$30,355	$30,355	$30,363
2016	—	29,009	35,845	37,307	38,108	37,833	38,173	38,303	38,539	38,539
2017	—	—	31,033	37,050	38,331	39,738	40,111	40,294	40,315	40,398
2018	—	—	—	34,358	40,213	41,479	42,820	43,074	43,225	43,337
2019	—	—	—	—	42,414	48,414	50,370	51,556	52,060	52,437
2020	—	—	—	—	—	35,495	42,585	45,670	46,211	46,204
2021	—	—	—	—	—	—	42,326	52,256	54,243	56,030
2022	—	—	—	—	—	—	—	49,911	59,556	61,679
2023	—	—	—	—	—	—	—	—	45,452	55,548
2024	—	—	—	—	—	—	—	—	—	39,617
Total										$464,152
All outstanding liabilities prior to 2015, net of reinsurance										12
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										25,745

(1) Prior years unaudited

Non- Standard Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2024
Accident Year	2015 (1)	2016(1)	2017(1)	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2015	$27,644	$24,304	$22,698	$20,229	$20,345	$20,567	$20,199	$20,039	$20,341	$20,357	$7	10,852
2016	—	30,514	24,708	23,606	23,989	22,884	22,267	21,947	22,095	22,168	9	12,878
2017	—	—	32,098	27,275	24,414	23,189	22,221	21,903	22,224	22,327	9	13,190
2018	—	—	—	36,236	34,466	33,743	32,307	32,038	32,741	33,020	78	16,718
2019	—	—	—	—	37,196	36,864	35,810	36,100	36,659	36,646	92	12,424
2020	—	—	—	—	—	33,054	31,743	32,507	34,657	34,475	360	14,356
2021	—	—	—	—	—	—	40,652	40,612	45,337	46,412	1,752	15,895
2022	—	—	—	—	—	—	—	39,514	43,372	51,912	2,676	14,061
2023	—	—	—	—	—	—	—	—	50,415	57,445	6,821	14,784
2024	—	—	—	—	—	—	—	—	—	59,465	21,260	10,850
Total										$384,227

(1) Prior years unaudited

Non-Standard Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015 (1)	2016(1)	2017(1)	2018	2019	2020	2021	2022	2023	2024
2015	$8,302	$13,887	$16,536	$17,884	$19,180	$19,679	$19,799	$19,988	$20,292	$20,300
2016	—	8,935	15,154	18,349	20,515	21,032	21,495	21,794	21,984	22,044
2017	—	—	8,733	14,641	18,238	19,826	20,604	21,528	22,063	22,173
2018	—	—	—	11,526	22,821	26,820	28,489	30,489	32,202	32,663
2019	—	—	—	—	16,503	26,221	29,953	32,370	34,915	35,916
2020	—	—	—	—	—	14,077	23,046	27,160	30,419	32,688
2021	—	—	—	—	—	—	18,611	30,155	36,890	41,590
2022	—	—	—	—	—	—	—	14,966	29,533	42,122
2023	—	—	—	—	—	—	—	—	18,300	38,279
2024	—	—	—	—	—	—	—	—	—	18,873
Total										$306,648
All outstanding liabilities prior to 2015, net of reinsurance										1
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$77,580

(1) Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2024
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2015	$32,740	$31,804	$31,300	$31,577	$31,446	$31,612	$31,600	$31,601	$31,599	$31,944	$—	3,924
2016	—	45,713	44,513	44,945	44,597	44,728	44,745	44,809	44,788	44,787	—	6,354
2017	—	—	42,112	41,593	41,882	41,779	41,804	41,640	41,590	41,646	5	4,955
2018	—	—	—	42,486	43,840	43,747	43,682	43,712	43,731	43,681	—	4,596
2019	—	—	—	—	45,334	45,828	45,471	45,352	45,106	45,050	4	5,523
2020	—	—	—	—	—	36,264	35,668	34,656	34,761	34,813	28	4,118
2021	—	—	—	—	—	—	53,079	50,322	50,759	50,592	179	5,381
2022	—	—	—	—	—	—	—	112,049	105,409	105,328	883	8,401
2023	—	—	—	—	—	—	—	—	57,205	56,985	1,010	4,302
2024	—	—	—	—	—	—	—	—	—	65,092	1,572	3,967
Total										$519,918

(1) Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$27,204	$30,165	$30,350	$30,573	$31,383	$31,597	$31,597	$31,599	$31,599	$31,944
2016	—	37,655	44,942	44,270	44,529	44,583	44,650	44,690	44,736	44,787
2017	—	—	34,657	38,928	40,441	40,941	41,414	41,504	41,506	41,516
2018	—	—	—	37,880	42,814	43,178	43,549	43,634	43,688	43,681
2019	—	—	—	—	38,718	43,253	44,119	44,847	45,053	45,046
2020	—	—	—	—	—	29,273	33,988	34,243	34,688	34,784
2021	—	—	—	—	—	—	41,096	48,890	50,117	50,403
2022	—	—	—	—	—	—	—	92,482	101,957	104,321
2023	—	—	—	—	—	—	—	—	46,607	54,304
2024	—	—	—	—	—	—	—	—	—	54,904
Total										$505,690
All outstanding liabilities prior to 2015, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$14,228

(1) Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,										At December 31, 2024
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2015	$13,813	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$—	2,427
2016	—	20,209	19,582	19,487	19,487	19,487	19,487	19,487	19,487	19,487	—	2,806
2017	—	—	33,734	34,181	34,181	34,181	34,181	34,181	34,181	34,181	—	2,968
2018	—	—	—	12,506	11,730	11,730	11,730	11,730	11,730	11,730	—	2,147
2019	—	—	—	—	33,913	37,629	37,629	37,629	37,630	37,629	—	3,101
2020	—	—	—	—	—	28,688	28,759	28,759	28,760	28,759	—	2,442
2021	—	—	—	—	—	—	28,574	28,144	28,146	28,143	—	2,726
2022	—	—	—	—	—	—	—	21,834	20,745	20,740	4	2,021
2023	—	—	—	—	—	—	—	—	12,728	11,399	12	1,640
2024	—	—	—	—	—	—	—	—	—	12,463	16	1,289
Total										$218,380

(1) Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015 (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$12,866	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849	$13,849
2016	—	16,444	19,487	19,487	19,487	19,487	19,487	19,487	19,487	19,487
2017	—	—	32,768	34,181	34,181	34,181	34,181	34,181	34,181	34,181
2018	—	—	—	10,737	11,730	11,730	11,730	11,730	11,730	11,730
2019	—	—	—	—	26,208	37,629	37,629	37,629	37,629	37,629
2020	—	—	—	—	—	27,952	28,759	28,759	28,759	28,759
2021	—	—	—	—	—	—	29,424	28,143	28,143	28,143
2022	—	—	—	—	—	—	—	20,279	20,735	20,735
2023	—	—	—	—	—	—	—	—	10,202	11,387
2024	—	—	—	—	—	—	—	—	—	11,169
Total										$217,069
All outstanding liabilities prior to 2015, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$1,311

(1) Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2024
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$28,103
Non-Standard auto	77,580
Home and farm	16,162
Crop	1,789
All other	13,654
Total liabilities for unpaid losses and loss adjustment expenses	137,288

Reinsurance recoverables on losses:
Private passenger auto	2,358
Non-Standard auto	—
Home and farm	1,934
Crop	478
All other	7,791
Total reinsurance recoverables on losses	12,561

Net liability for unpaid losses and loss adjustment expenses	$124,727

The following table presents required supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	50.5%	20.5%	11.1%	6.5%	4.5%	3.4%	3.1%	0.3%	0.1%	—
Non-Standard Auto	45.1%	23.1%	13.9%	8.2%	4.5%	2.1%	1.4%	1.0%	0.6%	0.1%
Home and Farm	67.2%	15.0%	8.9%	4.3%	1.3%	0.7%	0.7%	0.7%	1.2%	—
Crop	100.0%	—	—	—	—	—	—	—	—	—

9.       Property and Equipment

Property and equipment, presented on a consolidated basis, including both continuing and discontinued operations, consisted of the following:

	December 31,
	2024	2023	Estimated Useful Life
Cost:
Land	$1,249	$1,403	indefinite
Building and improvements	12,497	14,538	10 – 43 years
Electronic data processing equipment	1,444	1,441	5 – 7 years
Furniture and fixtures	2,762	2,953	5 – 7 years
Automobiles	1,280	1,319	2 – 3 years
Gross cost	19,232	21,654

Accumulated depreciation	(11,685)	(11,757)
Total property and equipment, net	$7,547	$9,897

Depreciation expense was $770, $826, and $708 during the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense for continuing operations was $681, $692, and $604 during the years ended December 31, 2024, 2023, and 2022, respectively.

Property and equipment for current and prior year continuing and discontinued operations consisted of the following:

December 31, 2024
Cost:
Continuing operations	$19,232
Discontinued operations	—
Total cost	19,232

Accumulated depreciation
Continuing operations	(11,685)
Discontinued operations	—
Total accumulated depreciation	(11,685)

Total property and equipment, net	$7,547

December 31, 2023
Cost:
Continuing operations	$18,756
Discontinued operations	2,898
Total cost	21,654

Accumulated depreciation
Continuing operations	(11,304)
Discontinued operations	(453)
Total accumulated depreciation	(11,757)

Total property and equipment, net	$9,897

10.       Goodwill and Other Intangibles

Goodwill

The following table presents, on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s goodwill and related impairment by segment:

	Year Ended December 31,
	2024			2023			2022
	Non- Standard Auto	Com- mercial	Total	Non- Standard Auto	Com- mercial	Total	Non- Standard Auto	Com- mercial	Total
Goodwill, beginning of year	$2,628	$—	$2,628	$2,628	$6,756	$9,384	$2,628	$6,756	$9,384
Impairment recognized during the period	(2,628)	—	(2,628)	—	(6,756)	(6,756)	—	—	—
Goodwill, end of year	$—	$—	$—	$2,628	$—	$2,628	$2,628	$6,756	$9,384

We performed a quantitative assessment of the goodwill related to the Primero acquisition during the fourth quarter of 2024, which is allocated to our Non-Standard Auto segment, and concluded that the goodwill was fully impaired as of December 31, 2024, resulting in a non-cash impairment charge of $2,628 in the current year. The determination of the fair value of the reporting unit was based on an income approach that utilized discounted cash flows. Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

We performed a quantitative assessment of the goodwill related to the Westminster acquisition during the fourth quarter of 2023, which was allocated to our former Commercial segment, and concluded that the goodwill was fully impaired as of December 31, 2023, resulting in a non-cash impairment charge of $6,756 in 2023. The determination of the fair value of the reporting unit was based on a combination of a market approach that considered benchmark company market multiples, and an income approach that utilized discounted cash flows. Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach included, among others: income projections, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value were dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which were partly based upon our historical experience. Additionally, the discount rate and the terminal growth rate were based on our judgment of the rates that would be utilized by a hypothetical market participant.

Other Intangible Assets

The following table presents on a consolidated basis, including both continuing and discontinued operations, the carrying amount of the Company’s other intangible assets:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$—	$—	$—
Distribution network	—	—	—
Total subject to amortization	—	—	—
Not subject to amortization:
State insurance licenses	100	—	100
Total	$100	$—	$100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Trade names	$748	$448	$300
Distribution network	6,700	1,489	5,211
Total subject to amortization	7,448	1,937	5,511
Not subject to amortization
State insurance licenses	1,900	—	1,900
Total	$9,348	$1,937	$7,411

The following table presents the current and prior year continuing and discontinued carrying amounts of the Company’s other intangible assets:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$—	$—	$—
Discontinued operations	—	—	—
Total subject to amortization	—	—	—

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	—	—	—
Total not subject to amortization	$100	$—	$100

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization:
Continuing operations	$248	$248	$—
Discontinued operations	7,200	1,689	5,511
Total subject to amortization	7,448	1,937	5,511

Not subject to amortization
Continuing operations	100	—	100
Discontinued operations	1,800	—	1,800
Total not subject to amortization	$9,348	$1,937	$7,411

We determined during our reviews that there were no impairments of other indefinite-lived intangible assets or finite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022.

Amortization expense was $211, $455, and $472 during the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense for continuing operations was $0, $33, and $50 during the years ended December 31, 2024, 2023, and 2022, respectively.

11.       Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $1,647, $1,603, and $1,453 during the years ended December 31, 2024, 2023, and 2022, respectively. Royalty amounts payable of $146 and $131 were accrued as a liability to the NDFB at December 31, 2024 and 2023, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2024, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2024 and 2023. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the years ended December 31, 2024, 2023, or 2022.

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

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024, 2023 or 2022. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

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

12.       Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $782, $806, and $693 during the years ended December 31, 2024, 2023, and 2022, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $360, $368, and $325 during the years ended December 31, 2024, 2023, and 2022, respectively.

In connection with our IPO in March 2017, the Company established its ESOP within the meaning of Internal Revenue Code Section 4975(e)(7) and invests solely in common stock of the Company.

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

The Company recognized compensation expense related to the ESOP of $365, $322, and $380 during the years ended December 31, 2024, 2023, and 2022, respectively.

Through December 31, 2024, the Company had released and allocated 194,520 ESOP shares to participants, with a remainder of 45,480 ESOP shares in suspense at December 31, 2024. Using the Company’s year-end market price of $15.70 per share, the fair value of the unearned ESOP shares was $714 at December 31, 2024.

13.       Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2024, 2023, or 2022. This line of credit is scheduled to expire on December 13, 2025.

14.       Income Taxes

The components of our provision for income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense (benefit)
Federal	$(4,682)	$2,567	$(11,280)
State	215	278	(2)
Total current	(4,467)	2,845	(11,282)
Deferred income tax expense (benefit)	1,275	(1,882)	(3,972)
Total income tax expense (benefit)	$(3,192)	$963	$(15,254)

The provision for income tax expense (benefit) differs from the amount that would be computed by applying the statutory federal rate to income (loss) before income taxes as a result of the following, including both continuing and discontinued operations:

	Year Ended December 31,
	2024	2023	2022
Loss before income taxes	$(9,056)	$(4,263)	$(69,029)

Expected provision for federal income taxes at 21%	$(1,902)	$(895)	$(14,496)

State income taxes, net of federal impact	277	90	(2)
Tax-exempt interest	(130)	(204)	(187)
Dividends received deduction	(104)	(118)	(147)
Section 832(b)(5)(B) proration amount	26	77	78
Compensation-related expenses	892	27	213
Westminster sale/goodwill impairment	(2,661)	1,419	—
Demutualization of Battle Creek	793	—	—
Research and development credit	—	(59)	(70)
Change in valuation allowance	2,035	(189)	(314)
State carryovers	(2,412)	—	—
Other	(6)	815	(329)
Total income tax expense (benefit)	$(3,192)	$963	$(15,254)

Reconciliation of consolidated federal income tax expense (benefit) from:
Continuing operations	$3,545	$716	$(14,191)
Discontinued operations	(405)	247	(1,063)
Loss on sale of discontinued operations	(6,332)	—	—
Consolidated federal income tax expense (benefit)	$(3,192)	$963	$(15,254)

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense (benefit) from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $2,506, $505, and $694 at December 31, 2024, 2023, and 2022, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities at December 31, 2024 and 2023, including both continuing and discontinued operations, were as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Unearned premium	$5,749	$7,371
Unpaid losses and loss adjustment expenses	1,286	1,681
Net unrealized losses on investments	4,762	6,421
Loss carryovers	2,506	851
Deferred compensation	603	579
Other	1,040	1,269
Total deferred income tax assets	15,946	18,172

Deferred income tax liabilities:
Deferred policy acquisition costs	5,976	7,693
Intangibles	—	1,243
Other	140	318
Total deferred income tax liabilities	6,116	9,254

Net deferred income tax asset	9,830	8,918

Valuation allowance	(2,506)	(505)
Deferred income tax asset, net	$7,324	$8,413

At December 31, 2024 and 2023, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the years ended December 31, 2024, 2023, or 2022.

At December 31, 2024 and 2023, the Company had no income tax related carryforwards for alternative minimum tax credits or capital losses.

At December 31, 2024, the Company had $2.5 million in state net operating loss deferred tax assets, all of which are offset by a valuation allowance due to the Company’s judgment that it is more likely than not that it will be unable to realize the benefits.

Battle Creek, which was required to file its federal income tax returns on a stand-alone basis until the demutualization on January 2, 2024, had net operating loss carryforwards of $3,756 and $3,963 at December 31, 2023 and 2022, respectively. Subsequent to the demutualization, Battle Creek will be included in the NI Holdings consolidated tax return. As a result of the demutualization, the Battle Creek net operating loss carryforwards were written off in 2024 as they will not be available to offset income within the NI Holdings consolidated tax return, and the $505 associated valuation allowance was no longer necessary.

Westminster, which became part of the Company’s consolidated federal income tax return beginning in 2020, had $1,270 of net operating loss carryforward at December 31, 2022. This net operating loss carryforward expired in 2023.

15.       Leases

Primero leases a facility in Spearfish, South Dakota under a non-cancellable operating lease expiring in 2028. Direct Auto leases a facility in Chicago, Illinois under a non-cancellable operating lease expiring in 2029. Nodak Insurance leases a facility in Fargo, North Dakota under a non-cancellable operating lease expiring in 2029. In addition, Nodak Insurance leases server equipment under a non-cancellable finance lease expiring in 2026.

Effective for the year ended December 31, 2022, the Company adopted the updated guidance for leases. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. We determine whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and directs the use of identified property or equipment for a period of time in exchange for consideration. We generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment. Lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates based on the floating interest rate on our Line of Credit with Wells Fargo Bank, N.A. at the lease commencement date, as rates are not implicitly stated in most leases. Lease liabilities are included in accrued expenses and other liabilities and right-of-use assets are included in other assets in our Consolidated Balance Sheets.

There were expenses of $484, $407, and $391 related to these leases during the years ended December 31, 2024, 2023, and 2022, respectively.

Additional information regarding the Company’s leases are as follows:

	As of and For the Year Ended December 31,
	2024	2023	2022
Operating lease cost	$383	$389	$391
Finance lease cost:
Amortization of right-of-use assets	80	14	—
Interest on lease liabilities	21	4	—
Finance lease cost	101	18	—
Total lease cost	$484	$407	$391

Other information on leases:
Cash payments included in operating cash flows from operating leases	$406	$408	$340
Cash payments included in operating cash flows from finance leases	21	4	—
Cash payments included in financing cash flows from finance leases	99	16	—
Right-of-use assets obtained in exchange for new operating lease liabilities	185	247	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	319	—
Weighted average discount rate – operating leases	4.48%	3.94%	3.25%
Weighted average discount rate – finance leases	8.50%	8.50%	—
Weighted average remaining lease term in years – operating leases	4.5 years	5.3 years	6.3 years
Weighted average remaining lease term in years – finance leases	1.8 years	2.8 years	—

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at December 31, 2024:

Year ending December 31,	Operating Leases	Finance Leases	Total
2025	$393	$120	$513
2026	396	100	496
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,778	220	1,998
Less: present value adjustment	160	15	175
Lease liability at December 31, 2024	$1,618	$205	$1,823

16.       Contingencies

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

17.       Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Year Ended December 31,
	2024	2023	2022
Shares outstanding, beginning of period	20,599,908	21,076,255	21,219,808
Treasury shares repurchased through stock repurchase authorization	—	(548,549)	(269,160)
Issuance of treasury shares for vesting of restricted stock units	49,045	47,887	101,292
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, end of period	20,673,268	20,599,908	21,076,255

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the year ended December 31, 2024, excluded the weighted average effects of 120,626 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the year ended December 31, 2023, excluded the weighted average effects of 76,532 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the year ended December 31, 2022, excluded the weighted average effects of 155,463 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2023, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we completed the repurchase of 548,549 shares of our common stock for $7,278, including the applicable excise tax discussed below. During the year ended

December 31, 2024, we did not repurchase any shares of our common stock. At December 31, 2024, $2,052 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2022	108,380	$16.86
RSUs granted during 2022	59,600	17.61
RSUs earned during 2022	(52,620)	17.39
Units outstanding and unearned at December 31, 2022	115,360	17.00

RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	15.37

RSUs granted during 2024	119,398	14.67
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(92,160)	15.18
Units outstanding and unearned at December 31, 2024	104,398	$15.11

(1) Represents RSU forfeitures primarily related to the execution of the separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2024	2023	2022
RSU compensation expense	$502	$1,095	$952
Income tax benefit	(113)	(249)	(216)
RSU compensation expense, net of income taxes	$389	$846	$736

Total grant-date fair value of vested RSUs at end of period	$1,028	$872	$915

At December 31, 2024, there was $741 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2022	190,600	$16.06
PSUs granted during 2022 (at target)	61,800	18.10
PSUs earned during 2022	(86,684)	15.21
Performance adjustment (1)	31,200	15.21
Forfeitures	(6,916)	15.21
Units outstanding at December 31, 2022	190,000	17.00

PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	16.53

PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(147,173)	16.14
Forfeitures (2)	(120,100)	15.23
Units outstanding at December 31, 2024	26,327	$17.50

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2)  Represents PSU forfeitures primarily related to the execution of the separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2024	2023	2022
PSU compensation expense (benefit)	$(264)	$206	$(1,022)
Income tax benefit (expense)	60	(47)	232
PSU compensation expense (benefit), net of income taxes	$(204)	$159	$(790)

Total grant-date fair value of vested PSUs at end of period	$—	$—	$1,319

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 200% of the initial target awards. During the year ended December 31, 2024, the previously recognized compensation expense related to the PSU awards granted during 2024 was reduced as a result of a performance adjustment, and the compensation expense related to the PSU awards granted during 2023 was eliminated due to the Company's expectation that the threshold performance goal will not be met. During the year ended December 31, 2023, the previously recognized compensation expense related to the PSU awards granted during 2022 was eliminated due to the Company's expectation that the threshold performance goal will not be met. During the year ended December 31, 2022, the previously recognized compensation expense related to the PSU awards granted during 2020 and 2021 was eliminated due to the Company’s expectation that the threshold performance goal will not be met, and the compensation expense related to the PSU awards granted during 2022 was decreased to the threshold level due to Company’s expectations that the target goal will likely not be achieved.

At December 31, 2024, there was $255 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 2.16 years.

19.      Allowance for Expected Credit Losses

Premiums Receivable

Beginning on December 31, 2022, credit losses are recognized through an allowance account developed using the CECL model. The adoption of this guidance resulted in an allowance for expected credit losses of $425 for premiums and agents' balances receivable as of December 31, 2022. See Part II, Item 8, Note 2 “Recent Accounting Pronouncements” for additional information. The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of December 31, 2024, and the changes in the allowance for expected credit losses for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations
Balance, beginning of period	$56,154	$394

Current period charge for expected credit losses		210
Write-offs of uncollectible premiums receivable		(267)

Balance, end of period	$52,907	$337

	Year Ended December 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations
Balance, beginning of period	$17,904	$8

Current period charge for expected credit losses		4
Write-offs of uncollectible premiums receivable		(4)
Westminster balances disposed in sale	$16,030	$(8)

Balance, end of period	$—	$—

The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of December 31, 2023, and the changes in the allowance for expected credit losses for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations
Balance, beginning of period	$47,346	$417

Current period charge for expected credit losses		327
Write-offs of uncollectible premiums receivable		(350)

Balance, end of period	$56,154	$394

	Year Ended December 31, 2023
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations
Balance, beginning of period	$14,827	$8

Current period charge for expected credit losses		8
Write-offs of uncollectible premiums receivable		(8)

Balance, end of period	$17,904	$8

20.       Discontinued Operations

On May 7, 2024, we entered into a definitive agreement to sell our subsidiary, Westminster, to Scott Insurance Holdings, for a cash purchase price of $10,500, as well as a $1,772 post-closing adjustment pursuant to the purchase agreement, for a net amount of $12,272. The sale closed on June 30, 2024, and we reported an after-tax loss on the sale of discontinued operations of $11,148. For additional information see Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation.”

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

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$—	$15,656
Fixed income securities, at fair value	—	58,332
Equity securities, at fair value	—	5,784
Total cash and investments	—	79,772

Premiums and agents’ balances receivable	—	17,904
Deferred policy acquisition costs	—	7,330
Reinsurance premiums receivable	—	5,464
Reinsurance recoverables on losses	—	42,509
Accrued investment income	—	438
Property and equipment, net	—	2,445
Deferred income taxes	—	(815)
Goodwill and other intangibles	—	7,311
Other assets	—	99
Total assets of discontinued operations	$—	$162,457

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$97,934
Unearned premiums	—	38,000
Income tax payable (receivable)	—	(59)
Accrued expenses and other liabilities	—	5,422
Total liabilities of discontinued operations	$—	$141,297

Summary operating results of discontinued operations were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net premiums earned	$31,056	$59,020	$56,552
Fee and other income	14	39	72
Net investment income	1,419	2,422	1,181
Net investment gains (losses)	116	195	(1,152)
Total revenues	32,605	61,676	56,653

Expenses
Losses and loss adjustment expenses	23,506	57,896	52,682
Amortization of deferred policy acquisition costs	7,928	15,360	13,199
Other underwriting and general expenses	3,088	6,474	6,925
Goodwill impairment charge	—	6,756	—
Total expenses	34,522	86,486	72,806

Loss before income taxes	(1,917)	(24,810)	(16,153)
Income tax benefit	(405)	247	(1,063)
Net loss	$(1,512)	$(25,057)	$(15,090)

Loss per common share from discontinued operations:
Basic	$(0.07)	$(1.18)	$(0.71)
Diluted	$(0.07)	$(1.18)	$(0.71)

21.       Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2024, 2023, and 2022.

Our CODM is currently our President and Chief Executive Officer (CEO). The primary profitability measurement used by the CEO to review segment operating results is underwriting gain (loss). The CEO uses segment underwriting gain (loss) to allocate resources (including employees, financial and capital resources) for each segment predominantly in the annual planning process. Segment underwriting gain (loss) is used to monitor segment results compared to prior period, forecasted results, and the annual plan. For purposes of evaluating profitability of the Non-Standard Auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary profitability measure. As a result, these fees are allocated to the Non-Standard Auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

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

	Year Ended December 31, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$94,865	$95,502	$102,073	$36,421	$13,024	$341,885
Assumed premiums earned	—	—	—	2,147	837	2,984
Ceded premiums earned	(4,551)	(277)	(11,312)	(17,426)	(1,193)	(34,759)
Net premiums earned	90,314	95,225	90,761	21,142	12,668	310,110

Direct losses and loss adjustment expenses	54,340	76,130	66,968	12,310	11,243	220,991
Assumed losses and loss adjustment expenses	—	—	—	537	247	784
Ceded losses and loss adjustment expenses	(2,471)	—	(2,407)	(3,776)	(5,656)	(14,310)
Net losses and loss adjustment expenses	51,869	76,130	64,561	9,071	5,834	207,465

Gross margin	38,445	19,095	26,200	12,071	6,834	102,645

Amortization of deferred policy acquisition costs	17,177	30,395	17,970	3,465	2,250	71,257
Other underwriting and general expenses (1)	10,861	6,337	10,603	1,417	4,491	33,709
Underwriting and general expenses	28,038	36,732	28,573	4,882	6,741	104,966
Underwriting gain (loss)	10,407	(17,637)	(2,373)	7,189	93	(2,321)

Fee and other income		1,219				1,938
		(16,418)

Goodwill impairment charge		(2,628)				(2,628)

Net investment income						10,943
Net investment gains (losses)						2,213
Income (loss) before income taxes						10,145
Income tax expense (benefit)						3,545
Net income (loss)						6,600
Net income (loss) attributable to non-controlling interest						—
Net income (loss) attributable to NI Holdings, Inc.						$6,600

Operating Ratios:
Loss and loss adjustment expense ratio	57.4%	79.9%	71.1%	42.9%	46.1%	66.9%
Expense ratio	31.0%	38.6%	31.5%	23.1%	53.2%	33.8%
Combined ratio	88.4%	118.5%	102.6%	66.0%	99.3%	100.7%

Balances at December 31, 2024:
Premiums and agents’ balances receivable	$25,843	$13,757	$10,560	$103	$2,644	$52,907
Deferred policy acquisition costs	6,535	9,135	9,437	—	1,193	26,300
Reinsurance recoverables on losses	2,358	—	1,934	478	7,791	12,561
Receivable from Federal Crop Insurance Corporation	—	—	—	13,223	—	13,223
Goodwill and other intangibles	—	100	—	—	—	100
Unpaid losses and loss adjustment expenses	28,103	77,580	16,162	1,789	13,654	137,288
Unearned premiums	37,711	28,391	53,319	—	7,077	126,498

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Year Ended December 31, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$87,431	$88,170	$93,130	$45,273	$11,586	$325,590
Assumed premiums earned	—	—	—	2,262	1,308	3,570
Ceded premiums earned	(4,071)	(410)	(9,741)	(21,718)	(1,103)	(37,043)
Net premiums earned	83,360	87,760	83,389	25,817	11,791	292,117

Direct losses and loss adjustment expenses	59,385	63,041	52,455	17,669	2,588	195,138
Assumed losses and loss adjustment expenses	—	—	—	787	353	1,140
Ceded losses and loss adjustment expenses	819	—	(1,520)	(7,663)	(1,398)	(9,762)
Net losses and loss adjustment expenses	60,204	63,041	50,935	10,793	1,543	186,516

Gross margin	23,156	24,719	32,454	15,024	10,248	105,601

Amortization of deferred policy acquisition costs	15,797	29,585	16,446	3,828	1,975	67,631
Other underwriting and general expenses (1)	8,895	7,994	8,451	2,494	1,492	29,326
Underwriting and general expenses	24,692	37,579	24,897	6,322	3,467	96,957
Underwriting gain (loss)	(1,536)	(12,860)	7,557	8,702	6,781	8,644

Fee and other income		1,293				1,940
		(11,567)

Goodwill impairment charge						—

Net investment income						8,034
Net investment gains (losses)						1,929
Income (loss) before income taxes						20,547
Income tax expense (benefit)						716
Net income (loss)						19,831
Net income (loss) attributable to non-controlling interest						250
Net income (loss) attributable to NI Holdings, Inc.						$19,581

Operating Ratios:
Loss and loss adjustment expense ratio	72.2%	71.8%	61.1%	41.8%	13.1%	63.8%
Expense ratio	29.6%	42.8%	29.9%	24.5%	29.4%	33.2%
Combined ratio	101.8%	114.6%	91.0%	66.3%	42.5%	97.0%

Balances at December 31, 2023:
Premiums and agents’ balances receivable	$24,152	$19,853	$9,755	$89	$2,305	$56,154
Deferred policy acquisition costs	5,834	11,966	8,005	—	985	26,790
Reinsurance recoverables on losses	15	—	2,949	1,343	2,153	6,460
Receivable from Federal Crop Insurance Corporation	—	—	—	17,404	—	17,404
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	28,037	61,272	18,205	3,884	7,787	119,185
Unearned premiums	35,367	36,426	48,210	—	6,097	126,100

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Year Ended December 31, 2022
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$80,410	$67,178	$88,143	$53,215	$10,661	$299,607
Assumed premiums earned	—	—	—	2,254	4,296	6,550
Ceded premiums earned	(2,805)	(267)	(9,762)	(20,748)	(835)	(34,417)
Net premiums earned	77,605	66,911	78,381	34,721	14,122	271,740

Direct losses and loss adjustment expenses	66,250	39,400	114,195	27,146	8,196	255,187
Assumed losses and loss adjustment expenses	—	—	—	634	1,735	2,369
Ceded losses and loss adjustment expenses	(830)	—	(6,372)	(8,362)	(242)	(15,806)
Net losses and loss adjustment expenses	65,420	39,400	107,823	19,418	9,689	241,750

Gross margin	12,185	27,511	(29,442)	15,303	4,433	29,990

Amortization of deferred policy acquisition costs	13,584	20,831	14,764	2,667	1,759	53,605
Other underwriting and general expenses (1)	8,149	6,172	8,438	400	2,144	25,303
Underwriting and general expenses	21,733	27,003	23,202	3,067	3,903	78,908
Underwriting gain (loss)	(9,548)	508	(52,644)	12,236	530	(48,918)

Fee and other income		831				1,381
		1,339

Goodwill impairment charge						—

Net investment income						6,636
Net investment gains (losses)						(11,975)
Income (loss) before income taxes						(52,876)
Income tax expense (benefit)						(14,191)
Net income (loss)						(38,685)
Net income (loss) attributable to non-controlling interest						(679)
Net income (loss) attributable to NI Holdings, Inc.						$(38,006)

Operating Ratios:
Loss and loss adjustment expense ratio	84.3%	58.9%	137.6%	55.9%	68.6%	89.0%
Expense ratio	28.0%	40.4%	29.6%	8.8%	27.6%	29.0%
Combined ratio	112.3%	99.3%	167.2%	64.7%	96.2%	118.0%

Balances at December 31, 2022:
Premiums and agents’ balances receivable	$20,669	$14,884	$9,388	$381	$2,024	$47,346
Deferred policy acquisition costs	5,040	9,378	7,376	—	881	22,675
Reinsurance recoverables on losses	1,440	—	5,732	589	825	8,586
Receivable from Federal Crop Insurance Corporation	—	—	—	15,462	—	15,462
Goodwill and other intangibles	—	2,761	—	—	—	2,761
Unpaid losses and loss adjustment expenses	27,439	46,231	27,989	2,145	10,492	114,296
Unearned premiums	30,721	29,301	44,957	—	5,947	110,926

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

22.       Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Nodak Insurance:
Statutory capital and surplus	$189,694	$176,783	$175,673
Statutory unassigned surplus	184,694	171,783	170,673
Statutory net income (loss)	8,492	7,839	(29,978)

American West:
Statutory capital and surplus	16,315	15,423	14,957
Statutory unassigned surplus	10,314	9,422	8,956
Statutory net income (loss)	1,001	(38)	(3,228)

Primero:
Statutory capital and surplus	9,056	8,585	8,677
Statutory unassigned surplus	(203)	(675)	(582)
Statutory net income (loss)	395	(136)	(1,211)

Battle Creek:
Statutory capital and surplus	6,132	6,047	5,660
Statutory unassigned surplus	3,132	3,047	2,660
Statutory net income (loss)	162	146	(1,189)

Direct Auto:
Statutory capital and surplus	36,875	32,843	32,054
Statutory unassigned surplus	33,875	29,843	29,054
Statutory net income (loss)	3,325	90	(6,074)

Westminster:
Statutory capital and surplus	—	21,328	20,090
Statutory unassigned surplus	—	16,328	15,090
Statutory net income (loss)	—	1,200	(3,861)

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2024 and 2023 exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

Amounts available for distribution in 2025 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of the North Dakota Insurance Department are $1,001 from American West, $324 from Primero, and $158 from Battle Creek. No dividends were paid to Nodak Insurance from any of these entities during the years ended December 31, 2024, 2023, or 2022.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2024 and 2023. The Nodak Insurance Board of Directors declared and paid dividends of $3,000 to NI Holdings during the year ended December 31, 2022.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the years ended December 31, 2024, 2023, or 2022.

Prior to its payment of any dividend, each insurance company will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024, 2023 or 2022. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (“DCPs”), as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such material information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective at December 31, 2024, and that our consolidated financial statements we include in this 2024 Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States of America.

Forvis Mazars, LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. This audit report appears in Part II, Item 8 “Financial Statements and Supplementary Data” of this 2024 Annual Report.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan for Material Weakness

Upon identification of the material weakness, management developed a remediation plan, which included designing and implementing a new quarterly intercompany pooling reconciliation and review process to fully evaluate pooling payable/receivable balances in support of financial reporting for GAAP purposes. The material weakness is considered remediated as of the end of the period covered by this report as the remediation plan has been implemented and there has been sufficient time for the Company to conclude through testing that the controls are operating effectively. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's ICFR, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Except for the identified material weakness above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

10b5-1 Trading Plans

During the fourth quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 9, 2025 relating to our Annual Meeting of Shareholders that we will hold on May 20, 2025 (our “Proxy Statement”).

We have posted a copy of our Code of Ethics and Business Conduct on the Governance Highlights page of the Corporate Governance section of our website, www.niholdingsinc.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this 2024 Annual Report. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed by SEC rules or Nasdaq Listing Rules.

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

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:
EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated May 7, 2024 (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 8, 2024, and incorporated herein by reference).
3.1	Articles of Incorporation of NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
3.2	Articles of Amendment to the Articles of Incorporation, dated May 24, 2023. (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2023, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of NI Holdings, Inc., dated May 24, 2023. (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2023, and incorporated herein by reference).
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 10, 2021, and incorporated herein by reference).
10.1	2017 NI Holdings, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2017, and incorporated herein by reference).
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.3#	Employment Agreement dated as of April 28, 2016, between Michael J. Alexander and Nodak Mutual Insurance Company and NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.4#*	Amended and Restated Employment Agreement dated as of December 1, 2024, between Seth C. Daggett and Nodak Insurance Company and NI Holdings, Inc.

10.5#	Employment Agreement dated as of April 28, 2016, between Patrick W. Duncan and Nodak Mutual Insurance Company and NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.6	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.7	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.8	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.9#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on January 12, 2017, and incorporated herein by reference).
10.10#	NI Holdings, Inc. Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.11	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on November 14, 2016, and incorporated herein by reference).
10.12	Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference).
10.13	NI Holdings, Inc. 2020 Stock and Incentive Plan (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference).
10.14#	Form of Time-Based Restricted Stock Unit Agreement for Executives (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 9, 2022, and incorporated herein by reference).
10.15#	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 9, 2022, and incorporated herein by reference).
10.16#	2022 NI Holdings, Inc. Short-Term Incentive Bonus (filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 6, 2022, and incorporated herein by reference).
10.17#	Form of NI Holdings, Inc. Adjusted Return on Equity Performance Share Unit Agreement (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference).
10.18#	2024 NI Holdings, Inc. Short-Term Incentive Bonus (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference).
10.19#	Employment Agreement dated August 26, 2024, between the Company and Cindy L. Launer (filed as an exhibit to the Company’s Current Report on Form 8-K/A filed August 26, 2024).
10.20#	Separation Agreement, dated September 16, 2024, between NI Holdings, Inc. and Michael J. Alexander (filed as an exhibit to the Company’s Current Report on Form 8-K filed September 19, 2024).

10.21#	Separation Agreement, dated November 27, 2024, between NI Holdings, Inc. and Patrick W. Duncan (filed as an exhibit to the Company’s Current Report on Form 8-K filed December 3, 2024).
19*	NI Holdings, Inc. Policy on Insider Trading, adopted August 20, 2024.
21.1*	Subsidiaries of NI Holdings, Inc.
23.1*	Consent of Forvis Mazars, LLP, New York, NY, PCAOB ID 686
23.2*	Consent of Mazars USA LLP, Fort Washington, PA, PCAOB ID 339
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	NI Holdings, Inc. Incentive Compensation Recovery Policy, adopted December 1, 2023 (Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference.)
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*       Filed herewith.

**       Furnished herewith.

***       Inline XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#       Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

Condensed Balance Sheets
	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$3,345	$308
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2024 and 2023)	3,999	810
Equity securities, at fair value	14	13
Total cash and investments	7,358	1,131

Income tax recoverable	7,126	844
Accrued investment income	60	1
Investment in wholly-owned subsidiaries	230,311	246,360
Deferred income taxes	476	427
Total assets	$245,331	$248,763

Liabilities:
Accrued expenses and other liabilities	$700	$1,122
Total liabilities	700	1,122

Shareholders’ equity	244,631	247,641
Total liabilities and shareholders’ equity	$245,331	$248,763

Condensed Statements of Operations
	Year Ended December 31,
	2024	2023	2022
Revenues:
Net investment income (loss)	$(223)	$(122)	$143
Net investment gains (losses)	1	(217)	(492)
Total revenues	(222)	(339)	(349)

Expenses:
Other underwriting and general expenses	6,460	4,612	3,002
Total expenses	6,460	4,612	3,002

Loss before income taxes and equity in undistributed net income (loss) of subsidiaries	(6,682)	(4,951)	(3,351)
Income tax benefit	(665)	(111)	(1,124)
Loss before equity in undistributed net income (loss) of subsidiaries	(6,017)	(4,840)	(2,227)

Equity in undistributed net income (loss) of subsidiaries	11,105	(636)	(50,869)
Loss on sale of discontinued operations, net of tax	(11,148)	—	—
Net loss attributable to NI Holdings, Inc.	$(6,060)	$(5,476)	$(53,096)

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2024	2023	2022
Net loss attributable to NI Holdings, Inc.	$(6,060)	$(5,476)	$(53,096)
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	7	15	(165)
Unrealized gain (loss) attributed to subsidiaries	(160)	7,887	(34,358)
Other comprehensive income (loss), net of income taxes	(153)	7,902	(34,523)
Comprehensive income (loss)	$(6,213)	$2,426	$(87,619)

Condensed Statements of Cash Flows
	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) attributable to NI Holdings, Inc.	$(6,060)	$(5,476)	$(53,096)
Adjustments to reconcile net income (loss) attributable to NI Holdings, Inc. to net cash flows from operating activities:
Equity in undistributed net income of subsidiaries	(11,105)	636	50,869
Loss on sale of Westminster	17,479	—	—
Other	(6,220)	2,603	359
Net adjustments	154	3,239	51,228
Net cash flows from operating activities	(5,906)	(2,237)	(1,868)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	789	223	9,942
Proceeds from sales of equity securities	—	6,863	4,278
Purchases of fixed income securities	(3,960)	—	—
Purchases of equity securities	—	(882)	(2,023)
Proceeds from disposition of Westminster	12,272	—	—
Net cash flows from investing activities	9,101	6,204	12,197

Cash flows from financing activities:
Dividend from subsidiaries	—	—	3,000
Purchase of treasury stock	—	(7,278)	(4,180)
Installment payment on Westminster consideration payable	—	—	(13,333)
Issuance of vested award shares	(158)	(172)	(768)
Net cash flows from financing activities	(158)	(7,450)	(15,281)

Net decrease in cash and cash equivalents	3,037	(3,483)	(4,952)

Cash and cash equivalents at beginning of period	308	3,791	8,743

Cash and cash equivalents at end of period	$3,345	$308	$3,791

Note A – Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

Note B – Dividends from Subsidiaries

The Company received no cash dividends from its subsidiaries during the years ended December 31, 2024 and 2023. A cash dividend of $3,000 was received from Nodak Insurance during the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2025.

NI HOLDINGS, INC.

/s/ Seth C. Daggett
Seth C. Daggett
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Seth C. Daggett	President and Chief Executive Officer (Principal Executive Officer), Director	March 7, 2025
Seth C. Daggett

/s/ Matthew J. Maki	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2025
Matthew J. Maki

/s/ Eric K. Aasmundstad	Director	March 7, 2025
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 7, 2025
William R. Devlin

/s/ Duaine C. Espegard	Director	March 7, 2025
Duaine C. Espegard

/s/ Cindy L. Launer	Director	March 7, 2025
Cindy L. Launer

/s/ Stephen V. Marlow	Director	March 7, 2025
Stephen V. Marlow

/s/ Prakash Mathew	Director	March 7, 2025
Prakash Mathew

/s/ Jeffrey R. Missling	Director	March 7, 2025
Jeffrey R. Missling