Form 10-Q
period 2025-03-31
NI Holdings, Inc.
filed 2025-05-09
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37973

NI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

North Dakota	81-2683619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 First Avenue North Fargo, North Dakota	58102
(Address of principal executive offices)	(Zip Code)

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

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     No☒

The number of shares of Registrant’s common stock outstanding on April 30, 2025 was 20,698,574. No preferred shares are issued or outstanding.

ii

iii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

●	“NI Holdings,” “the Company,” “we,” “us,” and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries, Direct Auto Insurance Company, and Westminster American Insurance Company (sold on June 30, 2024), for periods discussed after completion of the conversion, and for periods discussed prior to completion of the conversion refer to Nodak Mutual Insurance Company and all of its subsidiaries and Battle Creek Mutual Insurance Company;

●	the “Nodak conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

●	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

●	“Nodak Mutual” refers to Nodak Mutual Insurance Company, the predecessor company to Nodak Insurance Company prior to the conversion;

●	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;

●	“members” refers to the policyholders of Nodak Insurance, who are the named insureds under insurance policies issued by Nodak Insurance;

●	“Battle Creek” refers to Battle Creek Mutual Insurance Company or Battle Creek Insurance Company interchangeably. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;

●	“Direct Auto” refers to Direct Auto Insurance Company. Direct Auto is a wholly-owned subsidiary of NI Holdings;

●	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;

●	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;

●	“Westminster” refers to Westminster American Insurance Company. Westminster was a wholly-owned subsidiary of NI Holdings until it was sold to Scott Insurance Holdings, LLC (“Scott Insurance Holdings”) on June 30, 2024; and

●	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;

●	strategic reviews, capital allocation objectives, dividends, and share repurchases;

●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our distribution network;

●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;

●	expectations for impact of, or changes to, existing or new government regulations or laws;

●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;

●	developments in general economic conditions (including the impact of tariffs), domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2024 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and cash equivalents	$57,202	$50,930
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at March 31, 2025 and December 31, 2024)	314,303	307,712
Equity securities, at fair value	25,584	24,640
Other investments	1,812	1,812
Total cash and investments	398,901	385,094

Premiums and agents' balances receivable (net of allowance for expected credit losses of $232 at March 31, 2025, and $337 at December 31, 2024)	49,220	52,907
Deferred policy acquisition costs	23,813	26,300
Reinsurance premiums receivable	—	746
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at March 31, 2025 and December 31, 2024)	8,646	12,561
Income tax recoverable	5,045	7,017
Accrued investment income	2,331	2,629
Property and equipment, net	7,394	7,547
Deferred income taxes	7,255	7,324
Receivable from Federal Crop Insurance Corporation	11,474	13,223
Goodwill and other intangibles	100	100
Other assets	11,185	11,097
Total assets	$525,364	$526,545

Liabilities:
Unpaid losses and loss adjustment expenses	$135,886	$137,288
Unearned premiums	122,063	126,498
Reinsurance premiums payable	232	—
Accrued expenses and other liabilities	13,183	18,128
Total liabilities	271,364	281,914

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2025 – 20,698,574 shares, 2024 – 20,673,268 shares	230	230
Additional paid-in capital	95,783	95,796
Unearned employee stock ownership plan shares	(455)	(455)
Retained earnings	207,997	201,584
Accumulated other comprehensive loss, net of income taxes	(15,671)	(18,231)
Treasury stock, at cost, 2025 – 2,255,946 shares, 2024 – 2,281,252 shares	(33,884)	(34,293)
Total shareholders’ equity	254,000	244,631

Total liabilities and shareholders’ equity	$525,364	$526,545

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums earned	$67,497	$69,884
Fee and other income	230	404
Net investment income	2,838	2,755
Net investment gains	869	1,456
Total revenues	71,434	74,499

Expenses:
Losses and loss adjustment expenses	38,525	40,144
Amortization of deferred policy acquisition costs	16,528	16,817
Other underwriting and general expenses	8,632	8,705
Total expenses	63,685	65,666

Income from continuing operations before income taxes	7,749	8,833
Income tax expense	1,289	1,898
Net income from continuing operations	6,460	6,935
Loss from discontinued operations, net of income taxes	—	(516)
Net income	$6,460	$6,419

Earnings per common share from continuing operations:
Basic	$0.31	$0.33
Diluted	$0.31	$0.33

Earnings per common share:
Basic	$0.31	$0.31
Diluted	$0.31	$0.30

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,014,923	20,932,774
Dilutive securities	81,207	113,305
Weighted average common shares used in diluted per common share calculations	21,096,130	21,046,079

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31
	2025	2024
Net income	$6,460	$6,419

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	3,313	(1,817)
Reclassification adjustment for net realized losses included in net income	—	10
Other comprehensive income (loss), before income taxes	3,313	(1,807)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(753)	407
Other comprehensive income (loss), net of income taxes	2,560	(1,400)

Comprehensive income	$9,020	$5,019

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$—	$244,631

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income	—	—	—	6,460	—	—	—	6,460
Other comprehensive income (loss), net of income taxes	—	—	—	—	2,560	—	—	2,560
Share-based compensation	—	480	—	—	—	—	—	480
Issuance of vested award shares	—	(493)	—	(47)	—	409	—	(131)
Balance, March 31, 2025	$230	$95,783	$(455)	$207,997	$(15,671)	$(33,884)	$—	$254,000

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net income	—	—	—	6,419	—	—	—	6,419
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,400)	—	—	(1,400)
Share-based compensation	—	581	—	—	—	—	—	581
Issuance of vested award shares	—	(555)	—	(176)	—	578	—	(153)
Balance, March 31, 2024	$230	$96,320	$(698)	$218,451	$(23,858)	$(34,599)	$—	$255,846

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$6,460	$6,419
Less net loss from discontinued operations, net of income taxes	—	(516)
Adjustments to reconcile net income to net cash flows from operating activities:
Net investment gains	(869)	(1,456)
Deferred income tax expense (benefit)	(683)	423
Depreciation of property and equipment	173	154
Share-based compensation	480	581
Amortization of deferred policy acquisition costs	16,528	16,817
Deferral of policy acquisition costs	(14,041)	(18,975)
Net amortization of premiums and discounts on investments	85	179
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	3,687	(3,824)
Reinsurance premiums receivable / payable	978	(947)
Reinsurance recoverables on losses	3,915	114
Income tax recoverable / payable	1,972	2,528
Accrued investment income	298	(76)
Federal Crop Insurance Corporation receivable / payable	1,749	3,491
Other assets	(88)	(133)
Unpaid losses and loss adjustment expenses	(1,402)	1,346
Unearned premiums	(4,435)	7,628
Accrued expenses and other liabilities	(4,919)	(921)
Net cash flows from operating activities – continuing operations	3,428	6,929
Net cash flows from operating activities – discontinued operations	—	2,799
Total adjustments	3,428	9,728
Net cash flows from operating activities	9,888	16,663

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	4,221	6,374
Proceeds from sales of equity securities	2,293	2,514
Purchases of fixed income securities	(7,586)	(11,393)
Purchases of equity securities	(2,367)	(2,573)
Purchases of property and equipment	(20)	(52)
Net cash flows from investing activities – continuing operations	(3,459)	(5,130)
Net cash flows from investing activities – discontinued operations	—	987
Net cash flows from investing activities	(3,459)	(4,143)

Cash flows from financing activities:
Pooling (payments) receipts	—	(4,962)
Principal repayments of finance leases	(26)	(25)
Issuance of vested award shares	(131)	(153)
Net cash flows from financing activities – continuing operations	(157)	(5,140)
Net cash flows from financing activities – discontinued operations	—	4,962
Net cash flows from financing activities	(157)	(178)

Net change in cash and cash equivalents	6,272	12,342
(Increase) decrease in cash and cash equivalents – discontinued operations	—	(8,748)
Net increase (decrease) in cash and cash equivalents – continuing operations	6,272	3,594

Cash and cash equivalents at beginning of period – continuing operations	50,930	41,037

Cash and cash equivalents at end of period – continuing operations	$57,202	$44,631

Federal and state income taxes paid (net of refunds received)	$—	$(887)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation 100% owned by Nodak Insurance. Primero is a property and casualty insurance company writing non-standard auto coverage in the states of Arizona, North Dakota, and South Dakota. Prior to December 31, 2024, Primero also wrote non-standard auto coverage in the state of Nevada. Primero was acquired by Nodak Insurance in 2014.

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

Westminster American Insurance Company

Westminster was a property and casualty insurance company underwriting commercial multi-peril insurance in 18 states and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part I, Item 1, Note 19 “Discontinued Operations” of this Form 10-Q.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2024 Annual Report.

The Consolidated Balance Sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our unaudited consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of credit impairments, valuation allowances for deferred income tax assets, deferred policy acquisition costs, as well as valuation and impairments of goodwill and other intangible assets. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continued appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Operating results for the interim period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Our 2024 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2024 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the three months ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements

Adopted

For information regarding accounting pronouncements that the Company adopted during the periods presented, see Part II, Item 8, Note 2 “Recent Accounting Pronouncements” section of the 2024 Annual Report.

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

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,705	$—	$90	$(187)	$12,608
Obligations of states and political subdivisions	51,038	—	80	(5,669)	45,449
Corporate securities	129,759	—	446	(5,947)	124,258
Residential mortgage-backed securities	75,477	—	344	(6,181)	69,640
Commercial mortgage-backed securities	29,996	—	108	(2,750)	27,354
Asset-backed securities	31,871	—	342	(384)	31,829
Redeemable preferred stocks	3,736	—	—	(571)	3,165
Total fixed income securities	$334,582	$—	$1,410	$(21,689)	$314,303

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,601	$—	$8	$(335)	$12,274
Obligations of states and political subdivisions	48,559	—	184	(4,920)	43,823
Corporate securities	123,585	—	206	(7,517)	116,274
Residential mortgage-backed securities	53,714	—	44	(4,981)	48,777
Commercial mortgage-backed securities	30,062	—	65	(2,943)	27,184
Asset-backed securities	59,046	—	386	(3,301)	56,131
Redeemable preferred stocks	3,737	—	—	(488)	3,249
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	March 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,970	$10,874
After one year through five years	61,550	59,598
After five years through ten years	79,529	75,655
After ten years	41,453	36,188
Mortgage / asset-backed securities	137,344	128,823
Redeemable preferred stocks	3,736	3,165
Total fixed income securities	$334,582	$314,303

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$5,750	$5,696
After one year through five years	57,986	55,882
After five years through ten years	79,544	74,070
After ten years	41,465	36,723
Mortgage / asset-backed securities	142,822	132,092
Redeemable preferred stocks	3,737	3,249
Total fixed income securities	$331,304	$307,712

Fixed income securities with a fair value of $4,469 at March 31, 2025, and $5,634 at December 31, 2024, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	March 31, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$1,321	$(22)	$4,237	$(165)	$5,558	$(187)
Obligations of states and political subdivisions	8,535	(411)	31,964	(5,258)	40,499	(5,669)
Corporate securities	18,191	(218)	77,089	(5,729)	95,280	(5,947)
Residential mortgage-backed securities	14,757	(188)	32,790	(5,993)	47,547	(6,181)
Commercial mortgage-backed securities	2,072	(12)	20,874	(2,738)	22,946	(2,750)
Asset-backed securities	3,644	(5)	7,676	(379)	11,320	(384)
Redeemable preferred stocks	—	—	3,165	(571)	3,165	(571)
Total fixed income securities	$48,520	$(856)	$177,795	$(20,833)	$226,315	$(21,689)

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$5,443	$(109)	$4,177	$(226)	$9,620	$(335)
Obligations of states and political subdivisions	8,465	(143)	29,428	(4,777)	37,893	(4,920)
Corporate securities	25,790	(481)	76,364	(7,036)	102,154	(7,517)
Residential mortgage-backed securities	20,827	(451)	23,159	(4,530)	43,986	(4,981)
Commercial mortgage-backed securities	1,409	(50)	19,442	(2,893)	20,851	(2,943)
Asset-backed securities	10,926	(122)	20,579	(3,179)	31,505	(3,301)
Redeemable preferred stocks	—	—	3,249	(488)	3,249	(488)
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses as of and during the three months ended March 31, 2025 and 2024. See Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Fixed income securities	$3,128	$2,872
Equity securities	208	241
Real estate	66	97
Cash and cash equivalents	369	437
Total gross investment income	3,771	3,647
Investment expenses	933	892
Net investment income – continuing operations	2,838	2,755
Net investment income – discontinued operations	—	798
Net investment income	$2,838	$3,553

Net investment gains for continuing and discontinued operations consisted of the following:

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Gross realized gains:
Fixed income securities	$—	$9
Equity securities	503	190
Total gross realized gains	503	199

Gross realized losses, excluding credit impairment losses:
Fixed income securities	—	(15)
Equity securities	(177)	(275)
Total gross realized losses, excluding credit impairment losses	(177)	(290)

Net realized gains (losses)	326	(91)

Change in net unrealized gains on equity securities	543	1,547
Net investment gains – continuing operations	869	1,456
Net investment gains – discontinued operations	—	372
Net investment gains	$869	$1,828

Non-cash investment transactions were $499 and $0 for the three months ended March 31, 2025 and 2024, respectively. The activity in the current year quarter consisted of one non-cash exchange of a fixed income security.

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

Should the independent pricing service be unable to provide a fair value estimate, we would first attempt to obtain a fair value estimate from a second independent pricing service. If unsuccessful, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and would review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed income security, we would use that estimate. In instances where the Company would be able to obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, the Company classifies such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service at each period-end were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the three-month period ended March 31, 2025, or the year ended December 31, 2024. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at March 31, 2025, or December 31, 2024.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,608	$—	$12,608	$—
Obligations of states and political subdivisions	45,449	—	45,449	—
Corporate securities	124,258	—	124,258	—
Residential mortgage-backed securities	69,640	—	69,640	—
Commercial mortgage-backed securities	27,354	—	27,354	—
Asset-backed securities	31,829	—	31,829	—
Redeemable preferred stock	3,165	—	3,165	—
Total fixed income securities	314,303	—	314,303	—

Equity Securities - Common stock	25,584	25,584	—	—

Money market accounts and cash equivalents	11,698	11,698	—	—
Total assets at fair value	$351,585	$37,282	$314,303	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,274	$—	$12,274	$—
Obligations of states and political subdivisions	43,823	—	43,823	—
Corporate securities	116,274	—	116,274	—
Residential mortgage-backed securities	48,777	—	48,777	—
Commercial mortgage-backed securities	27,184	—	27,184	—
Asset-backed securities	56,131	—	56,131	—
Redeemable preferred stock	3,249	—	3,249	—
Total fixed income securities	307,712	—	307,712	—

Equity Securities - Common stock	24,640	24,640	—	—

Money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2025, or December 31, 2024.

5.	Reinsurance

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

During the three-month period ended March 31, 2025, the Company maintained property catastrophe reinsurance protection covering $117,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. See the Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At March 31, 2025, and December 31, 2024, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended March 31, 2025
	Premiums Written	Premiums Earned
Direct premium	$67,728	$72,161
Assumed premium	38	39
Ceded premium	(4,704)	(4,703)
Net premiums	$63,062	$67,497

	Three Months Ended March 31, 2024
	Premiums Written	Premiums Earned
Direct premium	$102,657	$94,900
Assumed premium	137	151
Ceded premium	(9,807)	(9,494)
Net premiums	$92,987	$85,557

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current and comparable prior year quarter, segregated between continuing and discontinued operations, are shown below:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$67,728	$72,161	$83,041	$75,398
Assumed premium	38	39	137	151
Ceded premium	(4,704)	(4,703)	(5,666)	(5,665)
Net premiums	$63,062	$67,497	$77,512	$69,884

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$19,616	$19,502
Assumed premium	—	—	—	—
Ceded premium	—	—	(4,141)	(3,829)
Net premiums	$—	$—	$15,475	$15,673

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended March 31,
	2025	2024
Direct losses and loss adjustment expenses	$40,379	$54,654
Assumed losses and loss adjustment expenses	(233)	45
Ceded losses and loss adjustment expenses	(1,621)	(2,490)
Net losses and loss adjustment expenses	$38,525	$52,209

The reconciliations for the current and comparable prior year quarter continuing and discontinued operations of direct to net losses and loss adjustment expenses are as follows:

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Direct losses and loss adjustment expenses	$40,379	$41,519
Assumed losses and loss adjustment expenses	(233)	45
Ceded losses and loss adjustment expenses	(1,621)	(1,420)
Net losses and loss adjustment expenses	$38,525	$40,144

	Three Months Ended March 31,
	2025	2024
Discontinued operations:
Direct losses and loss adjustment expenses	$—	$13,135
Assumed losses and loss adjustment expenses	—	—
Ceded losses and loss adjustment expenses	—	(1,070)
Net losses and loss adjustment expenses	$—	$12,065

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

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$26,300	$34,120
Deferral of policy acquisition costs	14,041	23,108
Amortization of deferred policy acquisition costs	(16,528)	(20,663)
Balance, end of period	$23,813	$36,565

The tables for the current and comparable prior year quarter continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Balance, beginning of period	$26,300	$26,790
Deferral of policy acquisition costs	14,041	18,975
Amortization of deferred policy acquisition costs	(16,528)	(16,817)
Balance, end of period	$23,813	$28,948

	Three Months Ended March 31,
	2025	2024
Discontinued operations:
Balance, beginning of period	$—	$7,330
Deferral of policy acquisition costs	—	4,133
Amortization of deferred policy acquisition costs	—	(3,846)
Balance, end of period	$—	$7,617

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$217,119
Reinsurance recoverables on losses	12,561	48,969
Net balance, beginning of period	124,727	168,150

Incurred related to:
Current year	37,107	50,925
Prior years	1,418	1,284
Total incurred	38,525	52,209

Paid related to:
Current year	10,375	12,940
Prior years	25,637	31,897
Total paid	36,012	44,837

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	135,886	225,006
Reinsurance recoverables on losses	8,646	49,484
Net balance, end of period	$127,240	$175,522

During the three months ended March 31, 2025, the Company’s incurred reported losses and loss adjustment expense included $1,418 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Direct Auto non-standard auto business. During the three months ended March 31, 2024, the Company’s incurred reported losses and loss adjustment expenses included $1,284 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Direct Auto non-standard auto business partially offset by favorable development for Battle Creek, American West, and Nodak Insurance. During 2024, Westminster was sold and all associated liabilities were included in the sale.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The tables for the current and comparable prior year quarter continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Three Months Ended March 31,
	2025	2024
Continuing operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$119,184
Reinsurance recoverables on losses	12,561	6,460
Net balance, beginning of period	124,727	112,724

Incurred related to:
Current year	37,107	38,888
Prior years	1,418	1,256
Total incurred	38,525	40,144

Paid related to:
Current year	10,375	11,702
Prior years	25,637	26,981
Total paid	36,012	38,683

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	135,886	120,531
Reinsurance recoverables on losses	8,646	6,346
Net balance, end of period	$127,240	$114,185

	Three Months Ended March 31,
	2025	2024
Discontinued operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$—	$97,935
Reinsurance recoverables on losses	—	42,509
Net balance, beginning of period	—	55,426

Incurred related to:
Current year	—	12,037
Prior years	—	28
Total incurred	—	12,065

Paid related to:
Current year	—	1,238
Prior years	—	4,916
Total paid	—	6,154

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	—	104,475
Reinsurance recoverables on losses	—	43,138
Net balance, end of period	$—	$61,337

8.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024	Estimated Useful Life
Cost:
Land	$1,249	$1,249	indefinite
Building and improvements	12,507	12,497	10 – 43 years
Electronic data processing equipment	1,444	1,444	5 – 7 years
Furniture and fixtures	2,774	2,762	5 – 7 years
Automobiles	1,280	1,280	2 – 3 years
Gross cost	19,254	19,232

Accumulated depreciation	(11,860)	(11,685)
Total property and equipment, net	$7,394	$7,547

Depreciation expense was $173 and $243 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense for continuing operations was $173 and $154 for the three months ended March 31, 2025 and 2024, respectively.

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Non-Standard Auto	Commercial	Total	Non-Standard Auto	Commercial	Total
Goodwill, beginning of period	—	—	—	2,628	—	2,628
Impairment recognized during the period	—	—	—	(2,628)	—	(2,628)
Goodwill, end of period	$—	$—	$—	$—	$—	$—

We performed a quantitative assessment of the goodwill related to the Primero acquisition during the fourth quarter of 2024, which is allocated to our Non-Standard Auto segment, and concluded that the goodwill was fully impaired as of December 31, 2024, resulting in a non-cash impairment charge of $2,628. See the Part II, Item 8, Note 10 “Goodwill and Other Intangibles” section of the 2024 Annual Report for additional information.

Other Intangible Assets

The gross and net carrying value of the Company’s other intangible assets were $100 at March 31, 2025, and December 31, 2024, and consist of the state insurance license for Direct Auto, which has an indefinite life.

We determined during our reviews that the other indefinite-lived intangible assets were not impaired as of March 31, 2025, or December 31, 2024.

Amortization expense was $0 and $106 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for continuing operations was $0 for the three months ended March 31, 2025 and 2024.

10.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $440 and $403 during the three months ended March 31, 2025 and 2024, respectively. Royalty amounts payable of $163 and $146 were accrued as a liability to the NDFB at March 31, 2025, and December 31, 2024, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2024, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin. For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2024, see Part II, Item 8, Note 11 “Royalties, Dividends, and Affiliations” section of the 2024 Annual Report.

Battle Creek

Prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets. Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets. See the Part I, Item 1, Note 1 “Organization” section of this Form 10-Q for additional information.

11.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $320 and $346 during the three months ended March 31, 2025 and 2024, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $134 and $198 during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized compensation expense related to the ESOP of $89 and $84 during the three months ended March 31, 2025 and 2024, respectively, related to the ESOP.

Through March 31, 2025, and December 31, 2024, the Company had released and allocated 194,520 ESOP shares to participants, with a remainder of 45,480 ESOP shares in suspense at March 31, 2025 and December 31, 2024. Using the Company’s quarter-end market price of $14.26 per share, the fair value of the unearned ESOP shares was $649 at March 31, 2025.

12.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the three months ended March 31, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

13.	Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $2,093 and $2,506 at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, and December 31, 2024, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three-month period ended March 31, 2025, or the year ended December 31, 2024.

Our effective tax rate for the three months ended March 31, 2025, was 16.6%, which was impacted by the $413 change in the recorded valuation allowance noted above. The effective tax rate for continuing operations was 21.5% for the three months ended March 31, 2024. Federal income taxes were allocated to discontinued operations at a 21.0% effective tax rate for the three months ended March 31, 2024.

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

There were expenses of $115 and $122 related to these leases during the three months ended March 31, 2025 and 2024, respectively.

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$91	$96
Finance lease cost:
Amortization of right-of-use assets	20	20
Interest on lease liabilities	4	6
Finance lease cost	24	26
Total lease cost	$115	$122

Other information on leases:
Cash payments included in operating cash flows from operating leases	$97	$101
Cash payments included in operating cash flows from finance leases	4	6
Cash payments included in financing cash flows from finance leases	26	25
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate – operating leases	4.47%	3.94%
Weighted average discount rate – finance leases	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	4.4 years	5.1 years
Weighted average remaining lease term in years – finance leases	1.6 years	2.6 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at March 31, 2025:

Year ending December 31,	Operating Leases	Finance Leases	Total
2025 (nine months remaining)	$296	$90	$386
2026	396	100	496
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,681	190	1,871
Less: present value adjustment	143	11	154
Lease liability at March 31, 2025	$1,538	$179	$1,717

15.	Contingencies

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

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
Shares outstanding, beginning of period	20,673,268	20,599,908
Treasury shares repurchased through stock repurchase authorization	—	—
Issuance of treasury shares for vesting of restricted stock units	25,306	29,546
Shares outstanding, end of period	20,698,574	20,629,454

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock. At March 31, 2025, $2,052 remains available under this authorization.

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan are based on salary. RSUs granted prior to 2024 vest equally over a five-year period. Effective for executive grants beginning in 2024, the RSUs vest equally over a three-year period. As approved by the Compensation Committee, all executive share-based compensation granted in 2025 was awarded as RSUs. The RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. Dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2024	146,580	$15.37
RSUs granted during 2024	119,398	14.67
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(92,160)	15.18
Units outstanding and unearned at December 31, 2024	104,398	15.11

RSUs granted during 2025	127,254	14.26
RSUs earned during 2025	(27,513)	14.77
Units outstanding and unearned at March 31, 2025	204,139	14.62

(1) Represents RSU forfeitures primarily related to the execution of the separation agreement with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2025	2024
RSU compensation expense	$463	$396
Income tax benefit	(105)	(90)
RSU compensation expense, net of income taxes	$358	$306

At March 31, 2025, there was $2,093 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.66 years.

Performance Share Units

The Compensation Committee has awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period, if certain performance conditions are met. The PSUs granted to employees under the Plan are based on salary and, prior to 2024, include a three-year adjusted book value cumulative growth target with threshold and stretch goals. For grants made in 2024, the performance metric is calculated based on an adjusted return on equity over a three-year period, with annual resets. There were no PSUs granted in 2025. They will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. Dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

The Company recognizes stock-based compensation costs for PSUs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. The current cost estimates represent the Company’s forecasted performance against cumulative growth targets.

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2024	213,800	$16.53
PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(147,173)	16.14
Forfeitures (2)	(120,100)	15.23
Units outstanding at December 31, 2024	26,327	17.50

PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures	(2,173)	14.19
Units outstanding at March 31, 2025	24,154	17.79

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2025	2024
PSU compensation expense	$17	$185
Income tax benefit	(4)	(42)
PSU compensation expense, net of income taxes	$13	$143

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

At March 31, 2025, there was $207 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.91 years.

18.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024, for continuing and discontinued operations.

	As of and For the Three Months Ended March 31, 2025		As of and For the Three Months Ended March 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$52,907	$337	$56,154	$394

Current period charge for expected credit losses		(44)		(119)
Write-offs of uncollectible premiums receivable		(61)		(59)

Balance, end of period	$49,220	$232	$59,979	$216

	As of and For the Three Months Ended March 31, 2025		As of and For the Three Months Ended March 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$17,904	$8

Current period charge for expected credit losses		—		2
Write-offs of uncollectible premiums receivable		—		(2)

Balance, end of period	$—	$—	$19,727	$8

19.	Discontinued Operations

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

The Company’s Consolidated Statements of Cash Flows presents operating, investing, and financing cash flows of the discontinued operations separately. Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums earned	$—	$15,673
Fee and other income	—	7
Net investment income	—	798
Net investment gains (losses)	—	372
Total revenues	—	16,850

Expenses:
Losses and loss adjustment expenses	—	12,065
Amortization of deferred policy acquisition costs	—	3,846
Other underwriting and general expenses	—	1,592
Total expenses	—	17,503

Loss before income taxes	—	(653)
Income tax benefit	—	(137)
Net loss	$—	$(516)

Loss per common share from discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.03)

20.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three-months ended March 31, 2025 and 2024.

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The primary profitability measurement used by the CEO to review segment operating results is underwriting gain (loss). The CEO uses segment underwriting gain (loss) to allocate resources (including employee, financial and capital resources) for each segment predominantly in the annual planning process. Segment underwriting gain (loss) is used to monitor segment results compared to prior period, forecasted results, and the annual plan. For purposes of evaluating profitability of the Non-Standard Auto segment, we combine the policy fees paid by the insured with the underwriting gain or loss as its primary profitability measure. As a result, these fees are allocated to the Non-Standard Auto segment (included in fee and other income) in the tables below. The remaining fee and other income amounts are not allocated to any segment.

We do not assign or allocate all line items in our Consolidated Statement of Operations or Consolidated Balance Sheets to our operating segments. Those line items include net investment income, net investment gains, fee and other income excluding Non-Standard Auto, and income tax expense within the Unaudited Consolidated Statement of Operations. For the Consolidated Balance Sheets, those items include cash and investments, property and equipment, other assets, accrued expenses and other liabilities, income taxes recoverable, and shareholders’ equity.

	Three Months Ended March 31, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,828	$18,278	$26,511	$(15)	$3,559	$72,161
Assumed premiums earned	—	—	—	—	39	39
Ceded premiums earned	(1,170)	(25)	(2,790)	(361)	(357)	(4,703)
Net premiums earned	22,658	18,253	23,721	(376)	3,241	67,497

Direct losses and loss adjustment expenses	13,498	14,538	9,932	129	2,282	40,379
Assumed losses and loss adjustment expenses	—	—	—	—	(233)	(233)
Ceded losses and loss adjustment expenses	(3)	—	(145)	(628)	(845)	(1,621)
Net losses and loss adjustment expenses	13,495	14,538	9,787	(499)	1,204	38,525

Gross margin	9,163	3,715	13,934	123	2,037	28,972

Amortization of deferred policy acquisition costs	4,486	6,324	5,037	24	657	16,528
Other underwriting and general expenses (1)	2,892	1,957	2,796	—	987	8,632
Underwriting and general expenses	7,378	8,281	7,833	24	1,644	25,160
Underwriting gain (loss)	1,785	(4,566)	6,101	99	393	3,812

Fee and other income		221				230
		(4,345)

Net investment income						2,838
Net investment gains						869
Income before income taxes						7,749
Income tax expense						1,289
Net income						$6,460

Operating Ratios:
Loss and loss adjustment expense ratio	59.6%	79.6%	41.3%	132.7%	37.1%	57.1%
Expense ratio	32.6%	45.4%	33.0%	(6.4)%	50.7%	37.3%
Combined ratio	92.2%	125.0%	74.3%	126.3%	87.8%	94.4%

Balances at March 31, 2025:
Premiums and agents’ balances receivable	$26,159	$9,676	$10,446	$30	$2,909	$49,220
Deferred policy acquisition costs	6,759	6,362	9,400	—	1,292	23,813
Reinsurance recoverables on losses	2,228	—	1,706	11	4,701	8,646
Receivable from Federal Crop Insurance Corporation	—	—	—	11,474	—	11,474
Goodwill and other intangibles	—	100	—	—	—	100
Unpaid losses and loss adjustment expenses	28,726	77,321	19,467	35	10,337	135,886
Unearned premiums	38,266	22,996	53,358	—	7,443	122,063

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Three Months Ended March 31, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,225	$25,058	$24,245	$(204)	$3,074	$75,398
Assumed premiums earned	—	—	—	—	151	151
Ceded premiums earned	(1,123)	(69)	(2,831)	(1,345)	(297)	(5,665)
Net premiums earned	22,102	24,989	21,414	(1,549)	2,928	69,884

Direct losses and loss adjustment expenses	11,409	16,869	12,782	(1,962)	2,421	41,519
Assumed losses and loss adjustment expenses	—	—	—	—	45	45
Ceded losses and loss adjustment expenses	(116)	—	(601)	405	(1,108)	(1,420)
Net losses and loss adjustment expenses	11,293	16,869	12,181	(1,557)	1,358	40,144

Gross margin	10,809	8,120	9,233	8	1,570	29,740

Amortization of deferred policy acquisition costs	4,038	8,288	3,960	16	515	16,817
Other underwriting and general expenses (1)	2,982	2,015	2,736	(18)	990	8,705
Underwriting and general expenses	7,020	10,303	6,696	(2)	1,505	25,522
Underwriting gain (loss)	3,789	(2,183)	2,537	10	65	4,218

Fee and other income		350				404
		(1,833)

Net investment income						2,755
Net investment gains						1,456
Income before income taxes						8,833
Income tax expense						1,898
Net income						$6,935

Operating Ratios:
Loss and loss adjustment expense ratio	51.1%	67.5%	56.9%	100.5%	46.4%	57.4%
Expense ratio	31.8%	41.2%	31.3%	0.1%	51.4%	36.5%
Combined ratio	82.9%	108.7%	88.2%	100.6%	97.8%	93.9%

Balances at March 31, 2024:
Premiums and agents’ balances receivable	$24,562	$22,720	$10,269	$—	$2,428	$59,979
Deferred policy acquisition costs	6,295	12,978	8,621	—	1,054	28,948
Reinsurance recoverables on losses	88	—	2,970	33	3,255	6,346
Receivable from Federal Crop Insurance Corporation	—	—	—	13,913	—	13,913
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	25,610	65,228	20,124	92	9,477	120,531
Unearned premiums	36,095	42,641	48,751	—	6,240	133,727

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2024 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2025 First Quarter Consolidated Results of Operations

●	Net income of $6,460, or $0.31 per share basic and $0.31 per share diluted
●	Net premiums earned of $67,497
●	Net investment income of $2,838
●	Net unfavorable prior year reserve development of $1,418
●	Underwriting gain of $3,812
●	Combined ratio of 94.4%
●	Operating cash flows of $9,888

2025 First Quarter Consolidated Financial Condition

●	Total cash and investments of $398,901
●	Total assets of $525,364
●	Unpaid losses and loss adjustment expenses of $135,886
●	Total liabilities of $271,364
●	Shareholders’ equity of $254,000

Results of Continuing Operations

Our consolidated net income from continuing operations was $6,460 and $6,935 for the three months ended March 31, 2025 and 2024, respectively.

The major components of our revenues and net income for the two periods are shown below:

	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums earned	$67,497	$69,884
Fee and other income	230	404
Net investment income	2,838	2,755
Net investment gains	869	1,456
Total revenues	$71,434	$74,499

Components of net income:
Net premiums earned	$67,497	$69,884
Losses and loss adjustment expenses	38,525	40,144
Amortization of deferred policy acquisition costs and other underwriting and general expenses	25,160	25,522
Underwriting gain	3,812	4,218

Fee and other income	230	404
Net investment income	2,838	2,755
Net investment gains	869	1,456
Income from continuing operations before income taxes	7,749	8,833
Income tax expense	1,289	1,898
Net income from continuing operations	$6,460	$6,935

Net Premiums Earned

	Three Months Ended March 31,
	2025	2024
Net premiums earned:
Direct premium	$72,161	$75,398
Assumed premium	39	151
Ceded premium	(4,703)	(5,665)
Total net premiums earned	$67,497	$69,884

Net premiums earned for the three months ended March 31, 2025, decreased $2,387, or 3.4%, compared to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Net premiums earned:
Private Passenger Auto	$22,658	$22,102
Non-Standard Auto	18,253	24,989
Home and Farm	23,721	21,414
Crop	(376)	(1,549)
All Other	3,241	2,928
Total net premiums earned	$67,497	$69,884

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the three months ended March 31, 2025, increased $556, or 2.5%, compared to the same period in 2024. Results were driven by new business growth in North Dakota as well as significant rate increases in South Dakota, and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken.

Non-Standard Auto – Net premiums earned for the three months ended March 31, 2025, decreased $6,736, or 27.0%, compared to the same period in 2024. This decrease was driven by strategic decisions to exit Nevada and significantly reduce written premium in the Chicago market in recent periods to improve profitability. We anticipate that this strategic shift away from Nevada and Chicago will result in a continued reduction of net premiums earned for Non-Standard Auto in the near term.

Home and Farm – Net premiums earned for the three months ended March 31, 2025, increased $2,307, or 10.8%, compared to the same period in 2024. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values. These increases were partially offset by lower retention rates and new business levels in Nebraska as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the first quarter of any year are typically the result of prior crop year premium adjustments that correspond to the current year settlement of prior crop year claims. The majority of crop insurance premiums are generally written in the second quarter and earned ratably over the remainder of the calendar year.

All Other – Net premiums earned for the three months ended March 31, 2025, increased $313, or 10.7%, compared to the same period in 2024 primarily driven by rate increases for the North Dakota commercial lines of business.

Losses and Loss Adjustment Expenses

	Three Months Ended March 31,
	2025	2024
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$40,379	$41,519
Assumed losses and loss adjustment expenses	(233)	45
Ceded losses and loss adjustment expenses	(1,621)	(1,420)
Total net losses and loss adjustment expenses	$38,525	$40,144

Our net losses and loss adjustment expenses for the three months ended March 31, 2025, decreased $1,619, or 4.0%, compared to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Net losses and loss adjustment expenses:
Private Passenger Auto	$13,495	$11,293
Non-Standard Auto	14,538	16,869
Home and Farm	9,787	12,181
Crop	(499)	(1,557)
All Other	1,204	1,358
Total net losses and loss adjustment expenses	$38,525	$40,144

	Three Months Ended March 31,
	2025	2024
Loss and loss adjustment expense ratio:
Private Passenger Auto	59.6%	51.1%
Non-Standard Auto	79.6%	67.5%
Home and Farm	41.3%	56.9%
Crop	132.7%	100.5%
All Other	37.1%	46.4%
Total loss and loss adjustment expense ratio	57.1%	57.4%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio increased 8.5 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. This increase was driven by unfavorable prior year development on loss reserves in the current year quarter due to higher severity.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 12.1 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. This increase was primarily driven by significant strategic reductions in net earned premium and unfavorable prior year development on liability loss reserves in the current year quarter.

Home and Farm – The net loss and loss adjustment expense ratio decreased 15.6 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. This decrease was driven by earned premium growth as well as lower frequency of large farm losses in the current quarter compared to the first quarter of 2024.

Crop – The net losses and loss adjustment expenses during the first quarter of any year are typically the result of the current year settlement of prior crop year claims. The majority of crop insurance losses and loss adjustment expenses are generally incurred in the last three quarters of the calendar year.

All Other – The net loss and loss adjustment expense ratio decreased 9.3 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. This decrease was driven by favorable loss development related to the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended March 31,
	2025	2024
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$16,528	$16,817
Other underwriting and general expenses	8,632	8,705
Total underwriting and general expenses	25,160	25,522

Expense ratio	37.3%	36.5%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 0.8 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. The increase was driven by generally consistent expenses compared to lower net premiums earned in the current quarter as a result of the strategic reduction of written premium in our Non-Standard Auto segment.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended March 31,
	2025	2024
Underwriting gain (loss):
Private Passenger Auto	$1,785	$3,789
Non-Standard Auto	(4,566)	(2,183)
Home and Farm	6,101	2,537
Crop	99	10
All Other	393	65
Total underwriting gain (loss)	$3,812	$4,218

	Three Months Ended March 31,
	2025	2024
Combined ratio:
Private Passenger Auto	92.2%	82.9%
Non-Standard Auto	125.0%	108.7%
Home and Farm	74.3%	88.2%
Crop	126.3%	100.6%
All Other	87.8%	97.8%
Combined ratio	94.4%	93.9%

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

The total underwriting gain decreased $406 to a gain of $3,812 for the three-month period ended March 31, 2025, from a gain of $4,218 for the three-month period ended March 31, 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 0.5 percentage points in the three-month period ended March 31, 2025, compared to the same period in 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses and the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $230 for the three months ended March 31, 2025, compared to $404 for the three months ended March 31, 2024. Fee income is largely attributable to the Non-Standard Auto segment and is a key component in measuring its profitability. Fee and other income on this business decreased to $221 for the three months ended March 31, 2025, from $350 for the three months ended March 31, 2024, driven by the strategic reduction in written premium within this segment.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2025	2024
Average cash and invested assets	$391,998	$358,634
Net investment income	$2,838	$2,755

Gross return on average cash and invested assets	3.9%	4.1%
Net return on average cash and invested assets	2.9%	3.1%

Net investment income increased $83 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily driven by earning relatively consistent yields on a higher average invested assets, partially offset by higher investment expenses.

Gross and net return on average cash and invested assets decreased year-over-year, primarily driven by lower returns on high dividend yield equities as well as cash and other short-term investments, partially offset by higher returns on the average fixed income securities balance (measured at fair value). The increase in average cash and invested assets was driven by increases in cash and investments from the generation of positive operating cash flows during 2024 and the first quarter of 2025.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2025	2024
Gross realized gains	$503	$199
Gross realized losses, excluding credit impairment losses	(177)	(290)
Net realized gains (losses)	326	(91)
Change in net unrealized gains on equity securities	543	1,547
Net investment gains	$869	$1,456

We had net realized gains of $326 for the three months ended March 31, 2025, compared to net realized losses of $91 for the three months ended March 31, 2024, which were the result of routine portfolio management decisions. No credit impairment losses were reported during any of the periods presented.

We experienced an increase in net unrealized gains on equity securities of $543 and $1,547 during the three months ended March 31, 2025 and 2024, respectively, driven by the impact of changes in fair value attributable to favorable equity markets during these periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $3,313 during the three months ended March 31, 2025, compared to net unrealized losses of $1,531 during the three months ended March 31, 2024. The change was primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income before Income Taxes

For the three months ended March 31, 2025, we had pre-tax income of $7,749 compared to a pre-tax income of $8,833 for the three months ended March 31, 2024. This change was attributable to the higher underwriting loss in the Non-Standard Auto segment, and less favorable market conditions for equity investments, partially offset by earned premium growth in our other segments, higher net investment income, and lower frequency of large loss experience in the Home and Farm segment.

Income Tax Expense

We recorded income tax expense of $1,289 for the three months ended March 31, 2025, compared to income tax expense of $1,898 for the three months ended March 31, 2024. Our effective tax rate for the first quarter of 2025 was 16.6% compared to an effective tax rate of 21.5% for the first quarter of 2024. The current quarter effective tax rate was impacted by a change in our valuation allowance against deferred income tax assets.

Net Income

For the three months ended March 31, 2025, we had net income of $6,460 compared to net income of $6,935 for the three months ended March 31, 2024. This change was attributable to the higher underwriting loss in the Non-Standard Auto segment, and less favorable market conditions for equity investments, partially offset by earned premium growth in our other segments, higher net investment income, and lower frequency of large loss experience in the Home and Farm segment, and reductions in income tax expense.

Return on Average Equity

For the three months ended March 31, 2025, we had annualized return on average equity of 10.4% compared to 12.1% for the three months ended March 31, 2024.

Average equity is calculated as the average between beginning and ending equity for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in the unaudited consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2024 Annual Report. There have been no changes in our critical accounting policies from December 31, 2024.

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities.

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the three months ended March 31, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

The change in cash and cash equivalents for continuing and discontinued operations for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$9,888	$16,663
Net cash flows from investing activities	(3,459)	(4,143)
Net cash flows from financing activities	(157)	(178)
Net increase in cash and cash equivalents	$6,272	$12,342

For the three months ended March 31, 2025, net cash provided by operating activities totaled $9,888 compared to $16,663 in the prior year quarter. This change was primarily driven by lower levels of cash received for premiums in the current year quarter and positive cash flows from discontinued operations in the prior year quarter, partially offset by lower levels of loss and loss adjustment expense payments in the current year quarter.

For the three months ended March 31, 2025, net cash used by investing activities totaled $3,459 compared to $4,143 in the prior year quarter. The relatively consistent cash outflows in the current year quarter compared to the prior year quarter were attributable to the investment of excess cash from operations.

For the three months ended March 31, 2025, net cash used by financing activities totaled $157 compared to $178 a year ago. This decrease in cash used was attributable to a reduction in the issuance of vested award shares in the current year quarter.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2025, or the year ended December 31, 2024.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2025, or the year ended December 31, 2024.

Prior to the payment of any dividend, we will be required to provide notice of the dividend to the North Dakota Insurance Department. This notice must be provided to the North Dakota Insurance Department 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The North Dakota Insurance Department has the power to limit or prohibit dividend payments if an insurance company is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the year ended December 31, 2024. See Part I, Item 1, Note 19 “Discontinued Operations” of this Form 10-Q for additional information.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2025, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report, except as indicated below:

Trade policies, including tariffs, could adversely impact our financial condition and operating results.

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. Changes in U.S. trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from other countries could result in increased costs for raw materials, components, or finished goods and adversely impact loss severity. In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and cash flows. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government or countermeasures that may be taken by other nations.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

The Company has not sold any unregistered securities within the past three years.

From time to time, the Company may repurchase its own stock. To date, the Company has used the net proceeds from the IPO to fund these share repurchases.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the year ended December 31, 2024, or the three months ended March 31, 2025, we did not repurchase any shares of our common stock. At March 31, 2025, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended March 31, 2025, is presented below:

Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 1 – 31, 2025	—	$—	—	$2,052
February 1 – 28, 2025	—	—	—	2,052
March 1 – 31, 2025	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the first quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1*#	Amended and Restated Employment Agreement dated as of March 1, 2025, between Matthew J. Maki and Nodak Insurance Company and NI Holdings, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2025.

NI HOLDINGS, INC.

/s/ Seth C. Daggett
Seth C. Daggett
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)