Form 10-Q
period 2025-06-30
NI Holdings, Inc.
filed 2025-08-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s common stock outstanding on July 31, 2025 was 20,675,337. No preferred shares are issued or outstanding.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;

●	strategic reviews, capital allocation objectives, dividends, and share repurchases;

●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our distribution network;

●	cyclical changes in the insurance industry, competition, and innovation and emerging technologies;

●	expectations for impact of, or changes to, existing or new government regulations or laws;

●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, and other large-scale crises;

●	developments in general economic conditions (including the impact of tariffs and changes in tax laws), domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and cash equivalents	$56,784	$50,930
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at June 30, 2025 and December 31, 2024)	322,113	307,712
Equity securities, at fair value	25,388	24,640
Other investments	1,812	1,812
Total cash and investments	406,097	385,094

Premiums and agents' balances receivable (net of allowance for expected credit losses of $313 at June 30, 2025 and $337 at December 31, 2024)	85,604	52,907
Deferred policy acquisition costs	26,320	26,300
Reinsurance premiums receivable	—	746
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at June 30, 2025 and December 31, 2024)	51,278	12,561
Income tax recoverable	10,399	7,017
Accrued investment income	2,698	2,629
Property and equipment, net	7,375	7,547
Deferred income taxes	7,690	7,324
Receivable from Federal Crop Insurance Corporation	11,332	13,223
Goodwill and other intangibles	100	100
Other assets	11,158	11,097
Total assets	$620,051	$526,545

Liabilities:
Unpaid losses and loss adjustment expenses	$203,530	$137,288
Unearned premiums	142,889	126,498
Reinsurance premiums payable	6,857	—
Accrued expenses and other liabilities	23,452	18,128
Total liabilities	376,728	281,914

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2025 – 20,713,358 shares, 2024 – 20,673,268 shares	230	230
Additional paid-in capital	95,824	95,796
Unearned employee stock ownership plan shares	(455)	(455)
Retained earnings	195,912	201,584
Accumulated other comprehensive loss, net of income taxes	(14,536)	(18,231)
Treasury stock, at cost, 2025 – 2,241,162 shares, 2024 – 2,281,252 shares	(33,652)	(34,293)
Total shareholders’ equity	243,323	244,631

Total liabilities and shareholders’ equity	$620,051	$526,545

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$73,005	$85,169	$140,502	$155,053
Fee and other income	316	695	546	1,099
Net investment income	3,146	2,523	5,984	5,278
Net investment gains (losses)	(410)	(580)	459	876
Total revenues	76,057	87,807	147,491	162,306

Expenses:
Losses and loss adjustment expenses	66,607	69,358	105,132	109,502
Amortization of deferred policy acquisition costs	16,374	19,290	32,902	36,107
Other underwriting and general expenses	8,400	8,229	17,032	16,934
Total expenses	91,381	96,877	155,066	162,543

Loss from continuing operations before income taxes	(15,324)	(9,070)	(7,575)	(237)
Income tax expense (benefit)	(3,273)	(1,592)	(1,984)	306
Loss from continuing operations	(12,051)	(7,478)	(5,591)	(543)
Loss from discontinued operations, net of income taxes	—	(996)	—	(1,512)
Loss on sale of discontinued operations, net of taxes	—	(11,148)	—	(11,148)
Net loss	$(12,051)	$(19,622)	$(5,591)	$(13,203)

Loss per common share from continuing operations:
Basic	$(0.57)	$(0.36)	$(0.27)	$(0.03)
Diluted	$(0.57)	$(0.36)	$(0.27)	$(0.03)

Loss per common share:
Basic	$(0.57)	$(0.94)	$(0.27)	$(0.63)
Diluted	$(0.57)	$(0.94)	$(0.27)	$(0.63)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,039,090	20,970,384	21,027,073	20,951,579
Dilutive securities	—	—	—	—
Weighted average common shares used in diluted per common share calculations	21,039,090	20,970,384	21,027,073	20,951,579

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(12,051)	$(19,622)	$(5,591)	$(13,203)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	1,336	(953)	4,649	(2,770)
Reclassification adjustment for net realized losses included in net income	133	30	133	40
Other comprehensive income (loss), before income taxes	1,469	(923)	4,782	(2,730)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(334)	209	(1,087)	616
Other comprehensive income (loss), net of income taxes	1,135	(714)	3,695	(2,114)

Comprehensive loss	$(10,916)	$(20,336)	$(1,896)	$(15,317)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, April 1, 2025	$230	$95,783	$(455)	$207,997	$(15,671)	$(33,884)	$—	$254,000

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(12,051)	—	—	—	(12,051)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,135	—	—	1,135
Share-based compensation	—	244	—	—	—	—	—	244
Issuance of vested award shares	—	(203)	—	(34)	—	232	—	(5)
Balance, June 30, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$—	$243,323

Six Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$—	$244,631

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(5,591)	—	—	—	(5,591)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,695	—	—	3,695
Share-based compensation	—	724	—	—	—	—	—	724
Issuance of vested award shares	—	(696)	—	(81)	—	641	—	(136)
Balance, June 30, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$—	$243,323

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

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,591)	$(13,203)
Less net loss from discontinued operations, net of income taxes	—	(1,512)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment gains	(459)	(876)
Deferred income tax benefit	(1,452)	(491)
Depreciation of property and equipment	344	341
Share-based compensation	724	1,136
Amortization of deferred policy acquisition costs	32,902	36,107
Deferral of policy acquisition costs	(32,922)	(40,474)
Net amortization of premiums and discounts on investments	174	331
Gain on sale of property and equipment	(9)	(72)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(32,697)	(36,677)
Reinsurance premiums receivable / payable	7,603	(491)
Reinsurance recoverables on losses	(38,717)	(2,963)
Income tax recoverable / payable	(3,382)	(8,216)
Accrued investment income	(69)	(148)
Federal Crop Insurance Corporation receivable / payable	1,891	3,611
Other assets	(61)	(2,041)
Unpaid losses and loss adjustment expenses	66,242	29,342
Unearned premiums	16,391	31,630
Accrued expenses and other liabilities	5,377	6,658
Net cash flows from operating activities – continuing operations	21,880	16,707
Net cash flows from operating activities – discontinued operations	—	10,493
Net cash flows from operating activities – loss on sale of discontinued operations	—	19,251
Total adjustments	21,880	46,451
Net cash flows from operating activities	16,289	34,760

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	13,714	15,596
Proceeds from sales of equity securities	3,098	3,827
Purchases of fixed income securities	(23,641)	(32,239)
Purchases of equity securities	(3,255)	(3,935)
Purchases of property and equipment	(182)	(630)
Proceeds from sales of property and equipment	20	227
Proceeds from disposition of Westminster	—	10,500
Net cash flows from investing activities – continuing operations	(10,246)	(6,654)
Net cash flows from investing activities – discontinued operations	—	2,878
Net cash flows from investing activities	(10,246)	(3,776)

Cash flows from financing activities:
Pooling (payments) receipts	—	(7,058)
Principal repayments of finance leases	(53)	(48)
Issuance of vested award shares	(136)	(154)
Net cash flows from financing activities – continuing operations	(189)	(7,260)
Net cash flows from financing activities – discontinued operations	—	7,058
Net cash flows from financing activities	(189)	(202)

Net change in cash and cash equivalents	5,854	30,782
(Increase) decrease in cash and cash equivalents – discontinued operations	—	(20,429)
Net increase (decrease) in cash and cash equivalents – continuing operations	5,854	10,353

Cash and cash equivalents at beginning of period – continuing operations	50,930	41,037

Cash and cash equivalents at end of period – continuing operations	$56,784	$51,390

Federal and state income taxes paid (net of refunds received)	$2,975	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

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

Operating results for the interim periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Our 2024 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2024 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the six months ended June 30, 2025 and 2024.

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package knows as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company believes that the changes resulting from the tax provisions in the OBBBA are not expected to have a material impact on the Company’s results of operations.

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

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,707	$—	$120	$(145)	$12,682
Obligations of states and political subdivisions	50,939	—	33	(6,095)	44,877
Corporate securities	136,368	—	851	(4,834)	132,385
Residential mortgage-backed securities	76,561	—	332	(6,084)	70,809
Commercial mortgage-backed securities	31,080	—	147	(2,486)	28,741
Asset-backed securities	29,532	—	333	(367)	29,498
Redeemable preferred stocks	3,736	—	—	(615)	3,121
Total fixed income securities	$340,923	$—	$1,816	$(20,626)	$322,113

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,601	$—	$8	$(335)	$12,274
Obligations of states and political subdivisions	48,559	—	184	(4,920)	43,823
Corporate securities	123,585	—	206	(7,517)	116,274
Residential mortgage-backed securities	53,714	—	44	(4,981)	48,777
Commercial mortgage-backed securities	30,062	—	65	(2,943)	27,184
Asset-backed securities	59,046	—	386	(3,301)	56,131
Redeemable preferred stocks	3,737	—	—	(488)	3,249
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	June 30, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9,629	$9,564
After one year through five years	79,529	77,464
After five years through ten years	68,929	66,688
After ten years	41,927	36,228
Mortgage / asset-backed securities	137,173	129,048
Redeemable preferred stocks	3,736	3,121
Total fixed income securities	$340,923	$322,113

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$5,750	$5,696
After one year through five years	57,986	55,882
After five years through ten years	79,544	74,070
After ten years	41,465	36,723
Mortgage / asset-backed securities	142,822	132,092
Redeemable preferred stocks	3,737	3,249
Total fixed income securities	$331,304	$307,712

Fixed income securities with a fair value of $4,490 at June 30, 2025, and $5,634 at December 31, 2024, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	June 30, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$991	$(12)	$4,269	$(133)	$5,260	$(145)
Obligations of states and political subdivisions	9,074	(604)	31,633	(5,491)	40,707	(6,095)
Corporate securities	14,992	(234)	71,636	(4,600)	86,628	(4,834)
Residential mortgage-backed securities	16,868	(226)	32,023	(5,858)	48,891	(6,084)
Commercial mortgage-backed securities	1,458	(2)	21,013	(2,484)	22,471	(2,486)
Asset-backed securities	3,205	(14)	6,776	(353)	9,981	(367)
Redeemable preferred stocks	—	—	3,121	(615)	3,121	(615)
Total fixed income securities	$46,588	$(1,092)	$170,471	$(19,534)	$217,059	$(20,626)

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$5,443	$(109)	$4,177	$(226)	$9,620	$(335)
Obligations of states and political subdivisions	8,465	(143)	29,428	(4,777)	37,893	(4,920)
Corporate securities	25,790	(481)	76,364	(7,036)	102,154	(7,517)
Residential mortgage-backed securities	20,827	(451)	23,159	(4,530)	43,986	(4,981)
Commercial mortgage-backed securities	1,409	(50)	19,442	(2,893)	20,851	(2,943)
Asset-backed securities	10,926	(122)	20,579	(3,179)	31,505	(3,301)
Redeemable preferred stocks	—	—	3,249	(488)	3,249	(488)
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses as of and during the six months ended June 30, 2025 and 2024. See Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Continuing operations:
Fixed income securities	$3,193	$2,624	$6,321	$5,496
Equity securities	247	182	455	423
Real estate	65	92	131	189
Cash and cash equivalents	379	432	748	869
Total gross investment income	3,884	3,330	7,655	6,977
Investment expenses	738	807	1,671	1,699
Net investment income – continuing operations	3,146	2,523	5,984	5,278
Net investment income – discontinued operations	—	621	—	1,419
Net investment income	$3,146	$3,144	$5,984	$6,697

Net investment gains (losses) for continuing and discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Continuing operations:
Gross realized gains:
Fixed income securities	$6	$—	$6	$9
Equity securities	240	191	743	381
Total gross realized gains	246	191	749	390

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(139)	—	(139)	(15)
Equity securities	—	(182)	(177)	(457)
Total gross realized losses, excluding credit impairment losses	(139)	(182)	(316)	(472)

Net realized gains (losses)	107	9	433	(82)

Change in net unrealized gains on equity securities	(517)	(589)	26	958
Net investment gains (losses) – continuing operations	(410)	(580)	459	876
Net investment gains (losses) – discontinued operations	—	(256)	—	116
Net investment gains (losses)	$(410)	$(836)	$459	$992

Non-cash investment transactions were $499 and $0 for the six months ended June 30, 2025 and 2024, respectively. The activity in the current year consisted of one non-cash exchange of a fixed income security.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the six-month period ended June 30, 2025, or the year ended December 31, 2024. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at June 30, 2025, or December 31, 2024.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,682	$—	$12,682	$—
Obligations of states and political subdivisions	44,877	—	44,877	—
Corporate securities	132,385	—	132,385	—
Residential mortgage-backed securities	70,809	—	70,809	—
Commercial mortgage-backed securities	28,741	—	28,741	—
Asset-backed securities	29,498	—	29,498	—
Redeemable preferred stock	3,121	—	3,121	—
Total fixed income securities	322,113	—	322,113	—

Equity securities - common stock	25,388	25,388	—	—

Money market accounts and cash equivalents	16,404	16,404	—	—
Total assets at fair value	$363,905	$41,792	$322,113	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,274	$—	$12,274	$—
Obligations of states and political subdivisions	43,823	—	43,823	—
Corporate securities	116,274	—	116,274	—
Residential mortgage-backed securities	48,777	—	48,777	—
Commercial mortgage-backed securities	27,184	—	27,184	—
Asset-backed securities	56,131	—	56,131	—
Redeemable preferred stock	3,249	—	3,249	—
Total fixed income securities	307,712	—	307,712	—

Equity Securities - Common stock	24,640	24,640	—	—

Money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2025, or December 31, 2024.

5.	Reinsurance

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

During the six-month period ended June 30, 2025, the Company maintained property catastrophe reinsurance protection covering $117,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. See the Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At June 30, 2025, and December 31, 2024, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$109,519	$82,542	$140,488	$111,082
Assumed premium	2,309	696	2,340	653
Ceded premium	(18,518)	(10,233)	(16,265)	(11,183)
Net premiums	$93,310	$73,005	$126,563	$100,552

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$177,247	$154,704	$243,145	$205,982
Assumed premium	2,347	735	2,477	804
Ceded premium	(23,222)	(14,937)	(26,072)	(20,677)
Net premiums	$156,372	$140,502	$219,550	$186,109

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current and comparable prior year quarter, segregated between continuing and discontinued operations, are shown below:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$109,519	$82,542	$118,472	$91,500
Assumed premium	2,309	696	2,340	653
Ceded premium	(18,518)	(10,233)	(11,663)	(6,984)
Net premiums	$93,310	$73,005	$109,149	$85,169

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$22,016	$19,582
Assumed premium	—	—	—	—
Ceded premium	—	—	(4,602)	(4,199)
Net premiums	$—	$—	$17,414	$15,383

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current year-to-date and comparable prior year-to-date amounts, segregated between continuing and discontinued operations, are shown below:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$177,247	$154,704	$201,513	$166,899
Assumed premium	2,347	735	2,477	804
Ceded premium	(23,222)	(14,937)	(17,329)	(12,650)
Net premiums	$156,372	$140,502	$186,661	$155,053

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$41,632	$39,083
Assumed premium	—	—	—	—
Ceded premium	—	—	(8,743)	(8,027)
Net premiums	$—	$—	$32,889	$31,056

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct losses and loss adjustment expenses	$109,382	$88,568	$149,761	$143,222
Assumed losses and loss adjustment expenses	284	224	51	269
Ceded losses and loss adjustment expenses	(43,059)	(7,993)	(44,680)	(10,483)
Net losses and loss adjustment expenses	$66,607	$80,799	$105,132	$133,008

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Continuing operations:
Direct losses and loss adjustment expenses	$109,382	$73,350	$149,761	$114,869
Assumed losses and loss adjustment expenses	284	224	51	269
Ceded losses and loss adjustment expenses	(43,059)	(4,216)	(44,680)	(5,636)
Net losses and loss adjustment expenses	$66,607	$69,358	$105,132	$109,502

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Discontinued operations:
Direct losses and loss adjustment expenses	$—	$15,218	$—	$28,353
Assumed losses and loss adjustment expenses	—	—	—	—
Ceded losses and loss adjustment expenses	—	(3,777)	—	(4,847)
Net losses and loss adjustment expenses	$—	$11,441	$—	$23,506

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$23,813	$36,565	$26,300	$34,120
Deferral of policy acquisition costs	18,881	25,962	32,922	49,070
Amortization of deferred policy acquisition costs	(16,374)	(23,372)	(32,902)	(44,035)
Westminster balance disposed in sale	—	(7,998)	—	(7,998)
Balance, end of period	$26,320	$31,157	$26,320	$31,157

The tables for the current and comparable prior year quarter continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Continuing operations:
Balance, beginning of period	$23,813	$28,948	$26,300	$26,790
Deferral of policy acquisition costs	18,881	21,499	32,922	40,474
Amortization of deferred policy acquisition costs	(16,374)	(19,290)	(32,902)	(36,107)
Balance, end of period	$26,320	$31,157	$26,320	$31,157

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Discontinued operations:
Balance, beginning of period	$—	$7,617	$—	$7,330
Deferral of policy acquisition costs	—	4,464	—	8,596
Amortization of deferred policy acquisition costs	—	(4,083)	—	(7,928)
Balance, end of period	$—	$7,998	$—	$7,998

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$217,119
Reinsurance recoverables on losses	12,561	48,969
Net balance, beginning of period	124,727	168,150

Incurred related to:
Current year	93,894	125,235
Prior years	11,238	7,773
Total incurred	105,132	133,008

Paid related to:
Current year	30,151	45,494
Prior years	47,456	54,372
Total paid	77,607	99,866

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	—	107,508
Reinsurance recoverables on losses	—	45,320
Net balance, date of sale	—	62,188

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	203,530	148,527
Reinsurance recoverables on losses	51,278	9,423
Net balance, end of period	$152,252	$139,104

During the six months ended June 30, 2025, the Company’s incurred reported losses and loss adjustment expense included $11,238 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Non-Standard Auto segment. During the six months ended June 30, 2024, the Company’s incurred reported losses and loss adjustment expenses included $7,773 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Non-Standard Auto segment. During 2024, Westminster was sold and all associated liabilities were included in the sale.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

The tables for the current and comparable prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Six Months Ended June 30,
	2025	2024
Continuing operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$119,185
Reinsurance recoverables on losses	12,561	6,460
Net balance, beginning of period	124,727	112,725

Incurred related to:
Current year	93,894	101,120
Prior years	11,238	8,382
Total incurred	105,132	109,502

Paid related to:
Current year	30,151	39,930
Prior years	47,456	43,193
Total paid	77,607	83,123

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	203,530	148,527
Reinsurance recoverables on losses	51,278	9,423
Net balance, end of period	$152,252	$139,104

	Six Months Ended June 30,
	2025	2024
Discontinued operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$—	$97,934
Reinsurance recoverables on losses	—	42,509
Net balance, beginning of period	—	55,425

Incurred related to:
Current year	—	24,115
Prior years	—	(609)
Total incurred	—	23,506

Paid related to:
Current year	—	5,564
Prior years	—	11,179
Total paid	—	16,743

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	—	107,508
Reinsurance recoverables on losses	—	45,320
Net balance, end of period	$—	$62,188

8.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024	Estimated Useful Life
Cost:
Land	$1,249	$1,249	indefinite
Building and improvements	12,507	12,497	10 – 43 years
Electronic data processing equipment	1,491	1,444	5 – 7 years
Furniture and fixtures	2,684	2,762	5 – 7 years
Automobiles	1,314	1,280	2 – 3 years
Gross cost	19,245	19,232

Accumulated depreciation	(11,870)	(11,685)
Total property and equipment, net	$7,375	$7,547

Depreciation expense was $171 and $187 for the three months ended June 30, 2025 and 2024, respectively, and $344 and $430 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense for continuing operations was $171 and $187 for the three months ended June 30, 2025 and 2024, respectively, and $344 and $341 for the six months ended June 30, 2025 and 2024, respectively.

9.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Six Months Ended June 30, 2025			Year Ended December 31, 2024
	Non-Standard Auto	Commercial	Total	Non-Standard Auto	Commercial	Total
Goodwill, beginning of period	$—	$—	$—	$2,628	$—	$2,628
Impairment recognized during the period	—	—	—	(2,628)	—	(2,628)
Goodwill, end of period	$—	$—	$—	$—	$—	$—

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

Other Intangible Assets

The gross and net carrying value of the Company’s other intangible assets were $100 at June 30, 2025, and December 31, 2024, and consist of the state insurance license for Direct Auto, which has an indefinite life.

We determined during our reviews that the other indefinite-lived intangible assets were not impaired as of June 30, 2025, or December 31, 2024.

Amortization expense was $0 and $105 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $211 for the six months ended June 30, 2025 and 2024, respectively. Amortization expense for continuing operations was $0 for the three months ended June 30, 2025 and 2024, and $0 for the six months ended June 30, 2025 and 2024.

10.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $522 and $480 during the three months ended June 30, 2025 and 2024, respectively, and $962 and $883 for the six months ended June 30, 2025 and 2024, respectively. Royalty amounts payable of $191 and $146 were accrued as a liability to the NDFB at June 30, 2025, and December 31, 2024, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2024, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin. For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2025, see Part II, Item 8, Note 11 “Royalties, Dividends, and Affiliations” section of the 2024 Annual Report.

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

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $482 and $459 during the three months ended June 30, 2025 and 2024, respectively, and $802 and $805 during the six months ended June 30, 2025 and 2024, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $24 and $33 during the three months ended June 30, 2025 and 2024, respectively, and $158 and $231 during the six months ended June 30, 2025 and 2024, respectively.

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

The Company recognized compensation expense related to the ESOP of $78 and $92 during the three months ended June 30, 2025 and 2024, respectively, and $167 and $176 during the six months ended June 30, 2025 and 2024, respectively.

Through June 30, 2025, and December 31, 2024, the Company had released and allocated 194,520 ESOP shares to participants, with a remainder of 45,480 ESOP shares in suspense at June 30, 2025, and December 31, 2024. Using the Company’s quarter-end market price of $12.74 per share, the fair value of the unearned ESOP shares was $579 at June 30, 2025.

12.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the six months ended June 30, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

13.	Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $2,093 and $2,506 at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, and December 31, 2024, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the six-month period ended June 30, 2025, or the year ended December 31, 2024.

Our effective tax rate for the six months ended June 30, 2025, was 26.2%, which was impacted by the $413 change in the recorded valuation allowance noted above. The effective tax rate for continuing operations was 34.0% for the six months ended June 30, 2024. Federal income taxes were allocated to discontinued operations at a 21.1% effective tax rate for the six months ended June 30, 2024.

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

There were expenses of $114 and $122 related to these leases during the three months ended June 30, 2025 and 2024, respectively, and $230 and $244 during the six months ended June 30, 2025 and 2024.

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$91	$96	$183	$192
Finance lease cost
Amortization of right-of-use assets	20	20	40	40
Interest on lease liabilities	3	6	7	12
Finance lease cost	23	26	47	52
Total lease cost	$114	$122	$230	$244

Other information on leases:
Cash payments included in operating cash flows from operating leases	$98	$102	$195	$203
Cash payments included in operating cash flows from finance leases	3	6	7	12
Cash payments included in financing cash flows from finance leases	27	24	53	48
Right-of-use assets obtained in exchange for new operating lease liabilities	—	185	—	185
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Weighted average discount rate – operating leases	4.46%	4.46%	4.46%	4.46%
Weighted average discount rate – finance leases	8.50%	8.50%	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	4.0 years	4.9 years	4.0 years	4.9 years
Weighted average remaining lease term in years – finance leases	1.3 years	2.3 years	1.3 years	2.3 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at June 30, 2025:

Year ending December 31,	Operating Leases	Finance Leases	Total
2025 (six months remaining)	$198	$60	$258
2026	396	100	496
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,583	160	1,743
Less: present value adjustment	127	8	135
Lease liability at June 30, 2025	$1,456	$152	$1,608

15.	Contingencies

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

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Six Months Ended June 30,
	2025	2024
Shares outstanding, beginning of period	20,673,268	20,599,908
Treasury shares repurchased through stock repurchase authorization	—	—
Issuance of treasury shares for vesting of restricted stock units	40,090	48,734
Shares outstanding, end of period	20,713,358	20,648,642

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the three- and six-month periods ended June 30, 2025, excluded the weighted average effects of 54,926 and 67,994 shares, respectively, of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the three- and six-month period ended June 30, 2024, excluded the weighted average effects of 127,108 and 120,206 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock. At June 30, 2025, $2,052 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2024	146,580	$15.37
RSUs granted during 2024	119,398	14.67
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(92,160)	15.18
Units outstanding and unearned at December 31, 2024	104,398	15.11

RSUs granted during 2025	154,722	14.06
RSUs earned during 2025	(51,313)	15.01
Forfeitures	(12,294)	14.43
Units outstanding and unearned at June 30, 2025	195,513	14.35

(1) Represents RSU forfeitures primarily related to the execution of the separation agreement with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSU compensation expense	$233	$371	$696	$767
Income tax benefit	(53)	(84)	(158)	(174)
RSU compensation expense, net of income taxes	$180	$287	$538	$593

At June 30, 2025, there was $2,044 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.25 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2024	213,800	$16.53
PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(147,173)	16.14
Forfeitures (2)	(120,100)	15.23
Units outstanding at December 31, 2024	26,327	17.50

PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures	(4,601)	14.19
Units outstanding at June 30, 2025	21,726	18.20

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PSU compensation expense	$11	$184	$28	$369
Income tax benefit	(2)	(42)	(6)	(84)
PSU compensation expense, net of income taxes	$9	$142	$22	$285

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

At June 30, 2025, there was $163 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.66 years.

18.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024, for continuing and discontinued operations.

	As of and For the Three Months Ended June 30, 2025		As of and For the Three Months Ended June 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$49,220	$232	$59,979	$216

Current period charge for expected credit losses		376		251
Write-offs of uncollectible premiums receivable		(295)		(119)

Balance, end of period	$85,604	$313	$92,831	$348

	As of and For the Six Months Ended June 30, 2025		As of and For the Six Months Ended June 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$52,907	$337	$56,154	$394

Current period charge for expected credit losses		332		132
Write-offs of uncollectible premiums receivable		(356)		(178)

Balance, end of period	$85,604	$313	$92,831	$348

	As of and For the Three Months Ended June 30, 2025		As of and For the Three Months Ended June 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$19,727	$8

Current period charge for expected credit losses		—		2
Write-offs of uncollectible premiums receivable		—		(2)

Balance, end of period	$—	$—	$16,030	$8

	As of and For the Six Months Ended June 30, 2025		As of and For the Six Months Ended June 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$17,904	$8

Current period charge for expected credit losses		—		4
Write-offs of uncollectible premiums receivable		—		(4)

Balance, end of period	$—	$—	$16,030	$8

19.	Discontinued Operations

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

The Company’s Consolidated Statements of Cash Flows presents operating, investing, and financing cash flows of the discontinued operations separately. Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$—	$15,383	$—	$31,056
Fee and other income	—	7	—	14
Net investment income	—	621	—	1,419
Net investment gains (losses)	—	(256)	—	116
Total revenues	—	15,755	—	32,605

Expenses:
Losses and loss adjustment expenses	—	11,441	—	23,506
Amortization of deferred policy acquisition costs	—	4,083	—	7,928
Other underwriting and general expenses	—	1,495	—	3,088
Total expenses	—	17,019	—	34,522

Loss before income taxes	—	(1,264)	—	(1,917)
Income tax benefit	—	(268)	—	(405)
Net loss	$—	$(996)	$—	$(1,512)

Loss per common share from discontinued operations:
Basic	$—	$(0.05)	$—	$(0.07)
Diluted	$—	$(0.05)	$—	$(0.07)

20.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and six-month periods ended June 30, 2025 and 2024.

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

	Three Months Ended June 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$24,168	$14,526	$27,382	$12,658	$3,808	$82,542
Assumed premiums earned	—	—	—	537	159	696
Ceded premiums earned	(1,245)	(21)	(6,071)	(2,484)	(412)	(10,233)
Net premiums earned	22,923	14,505	21,311	10,711	3,555	73,005

Direct losses and loss adjustment expenses	14,617	16,860	65,924	10,464	1,517	109,382
Assumed losses and loss adjustment expenses	—	—	—	399	(115)	284
Ceded losses and loss adjustment expenses	(917)	—	(38,913)	(2,395)	(834)	(43,059)
Net losses and loss adjustment expenses	13,700	16,860	27,011	8,468	568	66,607

Gross margin	9,223	(2,355)	(5,700)	2,243	2,987	6,398

Amortization of deferred policy acquisition costs	4,899	4,263	5,363	1,076	773	16,374
Other underwriting and general expenses (1)	2,492	2,180	3,099	541	88	8,400
Underwriting and general expenses	7,391	6,443	8,462	1,617	861	24,774
Underwriting gain (loss)	1,832	(8,798)	(14,162)	626	2,126	(18,376)

Fee and other income						316
Net investment income						3,146
Net investment gains (losses)						(410)
Loss before income taxes						(15,324)
Income tax expense (benefit)						(3,273)
Net loss						$(12,051)

Operating Ratios:
Loss and loss adjustment expense ratio	59.8%	116.2%	126.7%	79.1%	16.0%	91.2%
Expense ratio	32.2%	44.4%	39.7%	15.1%	24.2%	33.9%
Combined ratio	92.0%	160.6%	166.4%	94.2%	40.2%	125.1%

Balances at June 30, 2025:
Premiums and agents’ balances receivable	$28,498	$6,534	$12,204	$35,006	$3,362	$85,604
Deferred policy acquisition costs	7,187	5,109	10,518	2,049	1,457	26,320
Reinsurance recoverables on losses	3,148	—	40,346	2,356	5,428	51,278
Receivable from Federal Crop Insurance Corporation	—	—	—	11,332	—	11,332
Goodwill and other intangibles	—	100	—	—	—	100
Unpaid losses and loss adjustment expenses	32,194	77,151	72,399	10,494	11,292	203,530
Unearned premiums	40,510	17,341	55,544	21,177	8,317	142,889

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Three Months Ended June 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,395	$26,820	$24,999	$13,118	$3,168	$91,500
Assumed premiums earned	—	—	—	503	150	653
Ceded premiums earned	(924)	(77)	(3,075)	(2,643)	(265)	(6,984)
Net premiums earned	22,471	26,743	21,924	10,978	3,053	85,169

Direct losses and loss adjustment expenses	20,899	19,313	22,574	8,916	1,648	73,350
Assumed losses and loss adjustment expenses	—	—	—	247	(23)	224
Ceded losses and loss adjustment expenses	(970)	—	(548)	(1,852)	(846)	(4,216)
Net losses and loss adjustment expenses	19,929	19,313	22,026	7,311	779	69,358

Gross margin	2,542	7,430	(102)	3,667	2,274	15,811

Amortization of deferred policy acquisition costs	4,567	8,245	4,770	1,100	608	19,290
Other underwriting and general expenses (1)	2,269	2,016	2,476	612	856	8,229
Underwriting and general expenses	6,836	10,261	7,246	1,712	1,464	27,519
Underwriting gain (loss)	(4,294)	(2,831)	(7,348)	1,955	810	(11,708)

Fee and other income						695
Net investment income						2,523
Net investment gains (losses)						(580)
Loss before income taxes						(9,070)
Income tax expense (benefit)						(1,592)
Net loss						$(7,478)

Operating Ratios:
Loss and loss adjustment expense ratio	88.7%	72.2%	100.5%	66.6%	25.5%	81.4%
Expense ratio	30.4%	38.4%	33.1%	15.6%	48.0%	32.3%
Combined ratio	119.1%	110.6%	133.6%	82.2%	73.5%	113.7%

Balances at June 30, 2024:
Premiums and agents’ balances receivable	$26,393	$15,357	$11,927	$36,382	$2,772	$92,831
Deferred policy acquisition costs	6,719	11,533	9,598	2,120	1,187	31,157
Reinsurance recoverables on losses	930	—	2,726	1,685	4,082	9,423
Receivable from Federal Crop Insurance Corporation	—	—	—	13,793	—	13,793
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	33,643	69,951	26,336	8,770	9,827	148,527
Unearned premiums	38,682	36,170	54,147	21,695	7,036	157,730

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Six Months Ended June 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$47,996	$32,804	$53,892	$12,643	$7,369	$154,704
Assumed premiums earned	—	—	—	537	198	735
Ceded premiums earned	(2,415)	(46)	(8,861)	(2,845)	(770)	(14,937)
Net premiums earned	45,581	32,758	45,031	10,335	6,797	140,502

Direct losses and loss adjustment expenses	28,115	31,397	75,857	10,592	3,800	149,761
Assumed losses and loss adjustment expenses	—	—	—	399	(348)	51
Ceded losses and loss adjustment expenses	(920)	—	(39,058)	(3,024)	(1,678)	(44,680)
Net losses and loss adjustment expenses	27,195	31,397	36,799	7,967	1,774	105,132

Gross margin	18,386	1,361	8,232	2,368	5,023	35,370

Amortization of deferred policy acquisition costs	9,385	10,587	10,400	1,100	1,430	32,902
Other underwriting and general expenses (1)	5,384	4,137	5,895	541	1,075	17,032
Underwriting and general expenses	14,769	14,724	16,295	1,641	2,505	49,934
Underwriting gain (loss)	3,617	(13,363)	(8,063)	727	2,518	(14,564)

Fee and other income						546
Net investment income						5,984
Net investment gains (losses)						459
Loss before income taxes						(7,575)
Income tax expense (benefit)						(1,984)
Net loss						$(5,591)

Operating Ratios:
Loss and loss adjustment expense ratio	59.7%	95.8%	81.7%	77.1%	26.1%	74.8%
Expense ratio	32.4%	44.9%	36.2%	15.9%	36.9%	35.5%
Combined ratio	92.1%	140.7%	117.9%	93.0%	63.0%	110.3%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Six Months Ended June 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$46,619	$51,878	$49,244	$12,915	$6,243	$166,899
Assumed premiums earned	—	—	—	503	301	804
Ceded premiums earned	(2,046)	(147)	(5,905)	(3,989)	(563)	(12,650)
Net premiums earned	44,573	51,731	43,339	9,429	5,981	155,053

Direct losses and loss adjustment expenses	32,308	36,182	35,356	6,955	4,068	114,869
Assumed losses and loss adjustment expenses	—	—	—	247	22	269
Ceded losses and loss adjustment expenses	(1,086)	—	(1,149)	(1,448)	(1,953)	(5,636)
Net losses and loss adjustment expenses	31,222	36,182	34,207	5,754	2,137	109,502

Gross margin	13,351	15,549	9,132	3,675	3,844	45,551

Amortization of deferred policy acquisition costs	8,605	16,533	8,730	1,116	1,123	36,107
Other underwriting and general expenses (1)	5,252	4,032	5,213	595	1,842	16,934
Underwriting and general expenses	13,857	20,565	13,943	1,711	2,965	53,041
Underwriting gain (loss)	(506)	(5,016)	(4,811)	1,964	879	(7,490)

Fee and other income						1,099
Net investment income						5,278
Net investment gains						876
Loss before income taxes						(237)
Income tax expense (benefit)						306
Net loss						$(543)

Operating Ratios:
Loss and loss adjustment expense ratio	70.0%	69.9%	78.9%	61.0%	35.7%	70.6%
Expense ratio	31.1%	39.8%	32.2%	18.1%	49.6%	34.2%
Combined ratio	101.1%	109.7%	111.1%	79.1%	85.3%	104.8%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2024 Annual Report and Part II, Item 1A “Risk Factors” included in this Form 10-Q, should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2025 Second Quarter Consolidated Results of Operations

●	Net loss of $12,051, or ($0.57) per share basic and ($0.57) per share diluted
●	Net premiums earned of $73,005
●	Net investment income of $3,146
●	Net unfavorable prior year reserve development of $9,820
●	Underwriting loss of $18,376
●	Combined ratio of 125.1%
●	Operating cash flows of $16,289

2025 Second Quarter Consolidated Financial Condition

●	Total cash and investments of $406,097
●	Total assets of $620,051
●	Unpaid losses and loss adjustment expenses of $203,530
●	Total liabilities of $376,728
●	Shareholders’ equity of $243,323

Results of Continuing Operations

Our consolidated net loss from continuing operations was $12,051 for the three months ended June 30, 2025, compared to net loss from continuing operations of $7,478 for the three months ended June 30, 2024. Our consolidated net loss from continuing operations was $5,591 for the six months ended June 30, 2025, compared to net loss from continuing operations of $543 for the six months ended June 30, 2024.

The major components of our revenues and net loss are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$73,005	$85,169	$140,502	$155,053
Fee and other income	316	695	546	1,099
Net investment income	3,146	2,523	5,984	5,278
Net investment gains (losses)	(410)	(580)	459	876
Total revenues	76,057	87,807	147,491	162,306

Components of net loss:
Net premiums earned	73,005	85,169	140,502	155,053
Losses and loss adjustment expenses	66,607	69,358	105,132	109,502
Amortization of deferred policy acquisition costs and other underwriting and general expenses	24,774	27,519	49,934	53,041
Underwriting loss	(18,376)	(11,708)	(14,564)	(7,490)

Fee and other income	316	695	546	1,099
Net investment income	3,146	2,523	5,984	5,278
Net investment gains (losses)	(410)	(580)	459	876
Loss from continuing operations before income taxes	(15,324)	(9,070)	(7,575)	(237)
Income tax expense (benefit)	(3,273)	(1,592)	(1,984)	306
Net loss from continuing operations	$(12,051)	$(7,478)	$(5,591)	$(543)

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net premiums earned:
Direct premium	$82,542	$91,500	$154,704	$166,899
Assumed premium	696	653	735	804
Ceded premium	(10,233)	(6,984)	(14,937)	(12,650)
Total net premiums earned	$73,005	$85,169	$140,502	$155,053

Net premiums earned for the three months ended June 30, 2025, decreased $12,164, or 14.3%, compared to the three months ended June 30, 2024. Net premiums earned for the six months ended June 30, 2025, decreased 14,551, or 9.4%, compared to the six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net premiums earned:
Private Passenger Auto	$22,923	$22,471	$45,581	$44,573
Non-Standard Auto	14,505	26,743	32,758	51,731
Home and Farm	21,311	21,924	45,031	43,339
Crop	10,711	10,978	10,335	9,429
All Other	3,555	3,053	6,797	5,981
Total net premiums earned	$73,005	$85,169	$140,502	$155,053

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the second quarter of 2025 increased $452, or 2.0%, compared to the same period in 2024. Net premiums earned for the first six months of 2025 increased $1,008, or 2.3% from the first six months of 2024. Results were driven by new business growth in North Dakota as well as significant rate increases in South Dakota and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken.

Non-Standard Auto – Net premiums earned for the second quarter of 2025 decreased $12,238, or 45.8%, compared to the same period in 2024. Net premiums earned for the first six months of 2025 decreased $18,973, or 36.7% from the first six months of 2024. These decreases were driven by strategic decisions to exit Nevada and significantly reduce written premium in the Chicago market in recent periods to improve profitability. We anticipate further continued reductions in net earned premiums as a result of these decisions.

Home and Farm – Net premiums earned for the second quarter of 2025 decreased $613, or 2.8%, compared to the same period in 2024. Net premiums earned for the first six months of 2025 increased $1,692, or 3.9% from the first six months of 2024. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values, partially offset by lower retention rates and new business levels in Nebraska as a result of underwriting actions taken to improve profitability. In addition, net premiums earned for the second quarter of 2025 were impacted by the recognition of higher ceded premiums earned as a result of a significant catastrophe event in North Dakota during the second quarter of 2025.

Crop – Net premiums earned for the second quarter of 2025, decreased $267, or 2.4%, compared to the same period in 2024. Net premiums earned for the first six months of 2025 increased $906, or 9.6% from the first six months of 2024. The decrease in the second quarter of 2025 was driven by lower commodity prices compared to the prior year. Net premiums earned for the first quarter of any year are typically the result of prior crop year premium adjustments that correspond to the current year settlement of prior crop year claims. The year-to-date increase was driven by the recognition of more favorable premium adjustments in the first quarter of 2025 compared to the first quarter of 2024.

All Other – Net premiums earned for the second quarter of 2025, increased $502, or 16.4%, compared to the same period in 2024. Net premiums earned for the first six months of 2025 increased $816, or 13.6%, from the first six months of 2024. Results were driven by rate increases for the North Dakota commercial lines of business.

Losses and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$109,382	$73,350	$149,761	$114,869
Assumed losses and loss adjustment expenses	284	224	51	269
Ceded losses and loss adjustment expenses	(43,059)	(4,216)	(44,680)	(5,636)
Total net losses and loss adjustment expenses	$66,607	$69,358	$105,132	$109,502

Our net losses and loss adjustment expenses for the three months ended June 30, 2025, decreased $2,751, or 4.0%, compared to the three months ended June 30, 2024. Our net losses and loss adjustment expenses for the six months ended June 30, 2025, decreased $4,370, or 4.0%, compared to the six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net losses and loss adjustment expenses:
Private Passenger Auto	$13,700	$19,929	$27,195	$31,222
Non-Standard Auto	16,860	19,313	31,397	36,182
Home and Farm	27,011	22,026	36,799	34,207
Crop	8,468	7,311	7,967	5,754
All Other	568	779	1,774	2,137
Total net losses and loss adjustment expenses	$66,607	$69,358	$105,132	$109,502

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss and loss adjustment expense ratio:
Private Passenger Auto	59.8%	88.7%	59.7%	70.0%
Non-Standard Auto	116.2%	72.2%	95.8%	69.9%
Home and Farm	126.7%	100.5%	81.7%	78.9%
Crop	79.1%	66.6%	77.1%	61.0%
All Other	16.0%	25.5%	26.1%	35.7%
Total loss and loss adjustment expense ratio	91.2%	81.4%	74.8%	70.6%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 28.9 percentage points and 10.3 percentage points in the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. These decreases in the current year were driven by improved loss severity on physical damage claims.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 44.0 percentage points and 25.9 percentage points in the three- and six-month periods ended June 30, 2025, respectively, compared to the same period in 2024. These increases were driven by higher unfavorable prior year development on liability loss reserves in the current year periods compared to the same periods in 2024.

Home and Farm – The net loss and loss adjustment expense ratio increased 26.2 percentage points and 2.8 percentage points in the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. These increases in net loss and loss adjustment expense ratios were driven by losses from a significant catastrophe event in North Dakota during the second quarter of 2025 that exceeded the Company’s $20,000 retention as well as the related ceded premiums earned. Although the results for the six-month period ended June 30, 2024, were impacted by elevated non-catastrophe weather losses in North Dakota and Nebraska, there were no catastrophes during that period. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 94.7 and 45.1 percentage points of the net loss and loss adjustment expense ratio for the three- and six-month periods ended June 30, 2025, respectively, and did not have a negative impact for the same periods in 2024.

Crop – The net loss and loss adjustment expense ratio increased 12.5 percentage points and 16.1 percentage points in the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. These increases were driven by less favorable crop growing conditions compared to the prior year.

All Other – The net loss and loss adjustment expense ratio decreased 9.5 percentage points and 9.6 percentage points in the three- and six-month period ended June 30, 2025, compared to the same period in 2024. These decreases were driven by favorable loss development related to the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$16,374	$19,290	$32,902	$36,107
Other underwriting and general expenses	8,400	8,229	17,032	16,934
Total underwriting and general expenses	24,774	27,519	49,934	53,041

Expense Ratio	33.9%	32.3%	35.5%	34.2%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 1.6 percentage points and 1.3 percentage points in the three-and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. Other underwriting and general expenses are generally consistent year-over-year.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Underwriting gain (loss):
Private Passenger Auto	$1,832	$(4,294)	$3,617	$(506)
Non-Standard Auto	(8,798)	(2,831)	(13,363)	(5,016)
Home and Farm	(14,162)	(7,348)	(8,063)	(4,811)
Crop	626	1,955	727	1,964
All Other	2,126	810	2,518	879
Total underwriting loss	$(18,376)	$(11,708)	$(14,564)	$(7,490)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Combined ratio:
Private Passenger Auto	92.0%	119.1%	92.1%	101.1%
Non-Standard Auto	160.6%	110.6%	140.7%	109.7%
Home and Farm	166.4%	133.6%	117.9%	111.1%
Crop	94.2%	82.2%	93.0%	79.1%
All Other	40.2%	73.5%	63.0%	85.3%
Combined ratio	125.1%	113.7%	110.3%	104.8%

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

The total underwriting loss increased $6,668 for the three-month period ended June 30, 2025, compared to the same period in 2024. The total underwriting loss increased $7,074 for the six-month period ended June 30, 2025, compared to the same period in 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 11.4 percentage points in the three-month period ended June 30, 2025, compared to the same period in 2024. The overall combined ratio increased 5.5 percentage points in the six-month period ended June 30, 2025, compared to the same period in 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $316 and $546 for the three and six months ended June 30, 2025, respectively, compared to $695 and $1,099 for the three and six months ended June 30, 2024, respectively. These decreases were driven by strategic reductions in the premiums that generate fee income and write-offs of uncollectable premiums receivable during the second quarter of 2025.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average cash and invested assets	$402,499	$371,313	$396,697	$365,684
Net investment income	$3,146	$2,523	$5,984	$5,278

Gross return on average cash and invested assets	3.9%	3.6%	3.9%	3.8%
Net return on average cash and invested assets	3.1%	2.7%	3.0%	2.9%

Net investment income increased $623 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Net investment income increased $706 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily driven by the higher interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio.

Gross and net return on average cash and invested assets increased year-over-year, primarily driven by the favorable interest rate environment that resulted in higher net investment income on an increased average fixed income securities balance (measured at fair value), partially offset by lower interest rates in the current year periods for cash and cash equivalents. The increase in average cash and invested assets was driven by changes in the fair value of fixed income securities due to the interest rate environment as well as positive operating cash flows during the first six months of 2025.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains	$246	$191	$749	$390
Gross realized losses, excluding credit impairment losses	(139)	(182)	(316)	(472)
Net realized gains (losses)	107	9	433	(82)
Change in net unrealized gains on equity securities	(517)	(589)	26	958
Net investment gains (losses)	$(410)	$(580)	$459	$876

We had net realized gains of $107 and $433 for the three and six months ended June 30, 2025, respectively, compared to net realized gains of $9 and losses of $82 for the three and six months ended June 30, 2024, respectively. The elevated net realized gains in the six months ended June 30, 2025, were driven by sales of equity securities that were executed as part of the strategic management of our investment portfolio. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease of $517 and an increase of $26 in net unrealized gains on equity securities during the three and six months ended June 30, 2025, respectively. We experienced a decrease in net unrealized gains on equity securities of $589 and an increase of $958 during the three and six months ended June 30, 2024, respectively. These results were driven by the impact of changes in fair value attributable to overall favorable or unfavorable equity markets during those periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $1,469 and $4,782 during the three and six months ended June 30, 2025, respectively, compared to net unrealized losses of $923 and $2,730 during the three and six months ended June 30, 2024, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended June 30, 2025, we had a pre-tax loss of $15,324 compared to a pre-tax loss of $9,070 for the three months ended June 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by improved loss experience for Private Passenger Auto and higher net investment income.

For the six months ended June 30, 2025, we had a pre-tax loss of $7,575 compared to pre-tax loss of $237 for the six months ended June 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by improved loss experience for Private Passenger Auto and higher net investment income.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $3,273 for the three months ended June 30, 2025, compared to an income tax benefit of $1,592 for the three months ended June 30, 2024. Our effective tax rate for the second quarter of 2025 was 21.4% compared to an effective tax rate of 17.6% for the second quarter of 2024.

We recorded an income tax benefit of $1,984 for the six months ended June 30, 2025, compared to income tax expense of $306 for the six months ended June 30, 2024. Our effective tax rate for the first six months of 2025 was 26.2% compared to an effective tax rate of (129.1)% for the first six months of 2024. The effective tax rate for the first six months of 2025 and 2024 were impacted by changes in our valuation allowances against deferred income tax assets.

Net Income (Loss)

For the three months ended June 30, 2025, we had a net loss of $12,051 compared to net loss of $7,478 for the three months ended June 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by improved loss experience for Private Passenger Auto and higher net investment income.

For the six months ended June 30, 2025, we had a net loss of $5,591 compared to net loss of $543 for the six months ended June 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by improved loss experience for Private Passenger Auto and higher net investment income.

Return on Average Equity

For the three months ended June 30, 2025, we had annualized return on average equity of (19.4)% compared to (12.8)% for the three months ended June 30, 2024.

For the six months ended June 30, 2025, we had annualized return on average equity of (4.6)% compared to (0.5)% for the six months ended June 30, 2024.

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

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the six months ended June 30, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

The change in cash and cash equivalents for continuing and discontinued operations for the six months ended June 30, 2025 and 2024, were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash flows from operating activities	$16,289	$34,760
Net cash flows from investing activities	(10,246)	(3,776)
Net cash flows from financing activities	(189)	(202)
Net change in cash and cash equivalents	$5,854	$30,782

For the six months ended June 30, 2025, net cash provided by operating activities totaled $16,289 compared to $34,760 a year ago. This change was primarily driven by lower levels of premium collections in the current year, partially offset by lower levels of loss and loss adjustment payments in the current year.

For the six months ended June 30, 2025, net cash used by investing activities totaled $10,246 compared to $3,776 a year ago. This change was primarily attributable to the proceeds from the sale of Westminster and Westminster’s net cash provided by investing activities in the prior year, partially offset by a decrease in net cash outflows for investment activities in the current year.

For the six months ended June 30, 2025, net cash used by financing activities totaled $189 compared to $202 a year ago. This decrease in cash used was attributable to a decrease in the issuance of vested award shares partially offset by an increase in principal repayments for finance leases.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2025, or the year ended December 31, 2024.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2025, or the year ended December 31, 2024.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2025, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the year ended December 31, 2024, or the six months ended June 30, 2025, we did not repurchase any shares of our common stock. At June 30, 2025, $2,052 remains available under this authorization.

Share repurchase activity during the three months ended June 30, 2025, is presented below:

Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1-30, 2025	—	$—	—	$2,052
May 1-31, 2025	—	—	—	2,052
June 1-30, 2025	—	—	—	2,052
Total	—	$—	—	$2,052

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $2,052 under the May 9, 2022, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the second quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2025.

NI HOLDINGS, INC.

/s/ Seth C. Daggett
Seth C. Daggett
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer)