Form 10-Q
period 2025-09-30
NI Holdings, Inc.
filed 2025-11-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s common stock outstanding on October 31, 2025 was 20,605,747. No preferred shares are issued or outstanding.

ii

iii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

●	“NI Holdings,” “the Company,” “we,” “us,” and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries, Direct Auto Insurance Company, and Westminster American Insurance Company (sold on June 30, 2024), for periods discussed after completion of the conversion;
●	the “Nodak conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;
●	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;
●	“Nodak Mutual Insurance Company” is the predecessor company to Nodak Insurance Company prior to the conversion;
●	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;
●	“Battle Creek” refers to Battle Creek Mutual Insurance Company or Battle Creek Insurance Company interchangeably. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;
●	“Direct Auto” refers to Direct Auto Insurance Company. Direct Auto is a wholly-owned subsidiary of NI Holdings;
●	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;
●	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance;
●	“Westminster” refers to Westminster American Insurance Company. Westminster was a wholly-owned subsidiary of NI Holdings until it was sold to Scott Insurance Holdings, LLC (“Scott Insurance Holdings”) on June 30, 2024; and
●	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, the Company’s statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	strategic reviews, capital allocation objectives, dividends, and share repurchases;
●	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;
●	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;
●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our distribution network;
●	cyclical changes in the insurance industry, competition, innovation, and emerging technologies;
●	expectations for the impact of, or changes to, existing or new government regulations or laws;
●	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, government shutdowns, and other large-scale crises;
●	developments in general economic conditions (including the impact of tariffs and changes in tax laws), domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and
●	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and cash equivalents	$24,653	$50,930
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at September 30, 2025 and December 31, 2024)	314,771	307,712
Equity securities, at fair value	24,002	24,640
Other investments	1,812	1,812
Total cash and investments	365,238	385,094

Premiums and agents' balances receivable (net of allowance for expected credit losses of $319 at September 30, 2025 and $337 at December 31, 2024)	76,073	52,907
Deferred policy acquisition costs	22,230	26,300
Reinsurance premiums receivable	—	746
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at September 30, 2025 and December 31, 2024)	23,051	12,561
Income tax recoverable	11,832	7,017
Accrued investment income	2,457	2,629
Property and equipment, net	7,226	7,547
Deferred income taxes	6,690	7,324
Receivable from Federal Crop Insurance Corporation	17,752	13,223
Goodwill and other intangibles	100	100
Other assets	11,166	11,097
Total assets	$543,815	$526,545

Liabilities:
Unpaid losses and loss adjustment expenses	$157,383	$137,288
Unearned premiums	122,460	126,498
Reinsurance premiums payable	1,497	—
Accrued expenses and other liabilities	18,675	18,128
Total liabilities	300,015	281,914

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2025 – 20,629,737 shares, 2024 – 20,673,268 shares	230	230
Additional paid-in capital	96,067	95,796
Unearned employee stock ownership plan shares	(455)	(455)
Retained earnings	194,233	201,584
Accumulated other comprehensive loss, net of income taxes	(11,526)	(18,231)
Treasury stock, at cost, 2025 – 2,324,783 shares, 2024 – 2,281,252 shares	(34,749)	(34,293)
Total shareholders’ equity	243,800	244,631

Total liabilities and shareholders’ equity	$543,815	$526,545

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$71,905	$83,270	$212,407	$238,323
Fee and other income	261	491	807	1,590
Net investment income	3,040	2,811	9,024	8,089
Net investment gains	1,362	2,412	1,821	3,288
Total revenues	76,568	88,984	224,059	251,290

Expenses:
Losses and loss adjustment expenses	56,197	65,100	161,329	174,602
Amortization of deferred policy acquisition costs	13,725	17,616	46,627	53,723
Other underwriting and general expenses	8,504	9,724	25,536	26,658
Total expenses	78,426	92,440	233,492	254,983

Loss from continuing operations before income taxes	(1,858)	(3,456)	(9,433)	(3,693)
Income tax benefit	(192)	(751)	(2,176)	(445)
Loss from continuing operations	(1,666)	(2,705)	(7,257)	(3,248)
Loss from discontinued operations, net of income taxes	—	—	—	(1,512)
Loss on sale of discontinued operations, net of taxes	—	—	—	(11,148)
Net loss	$(1,666)	$(2,705)	$(7,257)	$(15,908)

Loss per common share from continuing operations:
Basic	$(0.08)	$(0.13)	$(0.35)	$(0.15)
Diluted	$(0.08)	$(0.13)	$(0.35)	$(0.15)

Loss per common share:
Basic	$(0.08)	$(0.13)	$(0.35)	$(0.76)
Diluted	$(0.08)	$(0.13)	$(0.35)	$(0.76)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	21,001,396	20,985,213	21,018,420	20,962,872
Dilutive securities	—	—	—	—
Weighted average common shares used in diluted per common share calculations	21,001,396	20,985,213	21,018,420	20,962,872

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,666)	$(2,705)	$(7,257)	$(15,908)

Other comprehensive income, before income taxes:
Holding gains on investments	3,785	10,935	8,434	8,165
Reclassification adjustment for net realized losses included in net income	110	203	243	243
Other comprehensive income, before income taxes	3,895	11,138	8,677	8,408
Income tax expense related to items of other comprehensive income	(885)	(2,512)	(1,972)	(1,896)
Other comprehensive income, net of income taxes	3,010	8,626	6,705	6,512

Comprehensive income (loss)	$1,344	$5,921	$(552)	$(9,396)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$—	$243,323

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(1,666)	—	—	—	(1,666)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	3,010	—	—	3,010
Purchase of treasury stock	—	—	—	—	—	(1,156)	—	(1,156)
Share-based compensation	—	304	—	—	—	—	—	304
Issuance of vested award shares	—	(61)	—	(13)	—	59	—	(15)
Balance, September 30, 2025	$230	$96,067	$(455)	$194,233	$(11,526)	$(34,749)	$—	$243,800

Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$—	$244,631

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(7,257)	—	—	—	(7,257)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	6,705	—	—	6,705
Purchase of treasury stock	—	—	—	—	—	(1,156)	—	(1,156)
Share-based compensation	—	1,028	—	—	—	—	—	1,028
Issuance of vested award shares	—	(757)	—	(94)	—	700	—	(151)
Balance, September 30, 2025	$230	$96,067	$(455)	$194,233	$(11,526)	$(34,749)	$—	$243,800

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, July 1, 2024	$230	$96,581	$(698)	$194,441	$(20,192)	$(34,298)	$—	$236,064

Battle Creek demutualization	—	—	—	—	—	—	—	—
Net loss	—	—	—	(2,705)	—	—	—	(2,705)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	8,626	—	—	8,626
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	(614)	—	—	—	—	—	(614)
Issuance of vested award shares	—	—	—	—	—	—	—	—
Balance, September 30, 2024	$230	$95,967	$(698)	$191,736	$(11,566)	$(34,298)	$—	$241,371

Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2024	$230	$96,294	$(698)	$208,376	$(21,384)	$(35,177)	$2,758	$250,399

Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net loss	—	—	—	(15,908)	—	—	—	(15,908)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	6,512	—	—	6,512
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	522	—	—	—	—	—	522
Issuance of vested award shares	—	(849)	—	(184)	—	879	—	(154)
Balance, September 30, 2024	$230	$95,967	$(698)	$191,736	$(11,566)	$(34,298)	$—	$241,371

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,257)	$(15,908)
Less net loss from discontinued operations, net of income taxes	—	(1,512)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment gains	(1,821)	(3,288)
Deferred income tax expense (benefit)	(1,337)	1,865
Depreciation of property and equipment	519	527
Share-based compensation	1,028	522
Amortization of deferred policy acquisition costs	46,627	53,723
Deferral of policy acquisition costs	(42,557)	(54,404)
Net amortization of premiums and discounts on investments	272	494
Gain on sale of property and equipment	(15)	(72)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(23,166)	(29,161)
Reinsurance premiums receivable / payable	2,243	(1,517)
Reinsurance recoverables on losses	(10,490)	(7,861)
Income tax recoverable / payable	(4,815)	(11,322)
Accrued investment income	172	77
Federal Crop Insurance Corporation receivable / payable	(4,529)	(2,201)
Other assets	(69)	266
Unpaid losses and loss adjustment expenses	20,095	39,884
Unearned premiums	(4,038)	10,780
Accrued expenses and other liabilities	627	4,892
Net cash flows from operating activities – continuing operations	(21,254)	3,204
Net cash flows from operating activities – discontinued operations	—	10,493
Net cash flows from operating activities – loss on sale of discontinued operations	—	17,479
Total adjustments	(21,254)	31,176
Net cash flows from operating activities	(28,511)	16,780

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	27,475	37,493
Proceeds from sales of equity securities	8,555	4,978
Purchases of fixed income securities	(26,373)	(46,667)
Purchases of equity securities	(5,853)	(5,077)
Purchases of property and equipment	(217)	(777)
Proceeds from sales of property and equipment	34	227
Proceeds from disposition of Westminster	—	12,272
Net cash flows from investing activities – continuing operations	3,621	2,449
Net cash flows from investing activities – discontinued operations	—	2,878
Net cash flows from investing activities	3,621	5,327

Cash flows from financing activities:
Purchase of treasury stock	(1,156)	—
Pooling (payments) receipts	—	(10,444)
Principal repayments of finance leases	(80)	(73)
Issuance of vested award shares	(151)	(154)
Net cash flows from financing activities – continuing operations	(1,387)	(10,671)
Net cash flows from financing activities – discontinued operations	—	7,058
Net cash flows from financing activities	(1,387)	(3,613)

Net change in cash and cash equivalents	(26,277)	18,494
Net (Increase) decrease in cash and cash equivalents – discontinued operations	—	(20,429)
Net increase (decrease) in cash and cash equivalents – continuing operations	(26,277)	(1,935)

Cash and cash equivalents at beginning of period – continuing operations	50,930	41,037

Cash and cash equivalents at end of period – continuing operations	$24,653	$39,102

Federal and state income taxes paid (net of refunds received)	$4,101	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

NI Holdings is a North Dakota business corporation that is the stock holding company of Nodak Insurance and became such in connection with the Nodak conversion, whereby Nodak Mutual Insurance Company converted from a mutual to stock form of organization and the creation of a mutual holding company. The Nodak conversion was consummated on March 13, 2017. Immediately following the Nodak conversion, all of the outstanding shares of common stock of Nodak Insurance were issued to Nodak Mutual Group, which then contributed the shares to NI Holdings in exchange for 55% of the outstanding shares of common stock of NI Holdings. Nodak Insurance then became a wholly-owned stock subsidiary of NI Holdings. Prior to completion of the Nodak conversion, NI Holdings conducted no business and had no assets or liabilities. As a result of the Nodak conversion, NI Holdings became the holding company for Nodak Insurance and its existing subsidiaries.

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

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes private passenger auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota.

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation that is 100% owned by Nodak Insurance. Primero is a property and casualty insurance company that primarily provides non-standard auto coverage in the states of Arizona, North Dakota, South Dakota, and Nevada. The Company made the strategic decision to stop writing non-standard auto business for Primero in Nevada during 2024 and in Arizona and South Dakota during the third quarter of 2025, and existing policies will be non-renewed.

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

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company that provides non-standard auto coverage in the state of Illinois. The Company made the strategic decision to stop writing non-standard auto business for Direct Auto in Illinois during the third quarter of 2025, and existing policies will be non-renewed.

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

Operating results for the interim periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Our 2024 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2024 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024.

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

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software."  This guidance modernizes the accounting for internal-use software under ASC 350-40 to adapt to different development practices, especially agile and iterative methods. The updated guidance requires that an entity capitalize software costs when both: 1) management has authorized and committed to the funding of the software project, and 2) it is probable that the project will be completed, and the software will be used to perform its intended function. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3.       Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,110	$—	$154	$(117)	$12,147
Obligations of states and political subdivisions	50,748	—	118	(5,081)	45,785
Corporate securities	131,879	—	1,459	(3,955)	129,383
Residential mortgage-backed securities	74,906	—	543	(5,363)	70,086
Commercial mortgage-backed securities	30,708	—	188	(2,231)	28,665
Asset-backed securities	25,599	—	272	(455)	25,416
Redeemable preferred stocks	3,736	—	—	(447)	3,289
Total fixed income securities	$329,686	$—	$2,734	$(17,649)	$314,771

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,601	$—	$8	$(335)	$12,274
Obligations of states and political subdivisions	48,559	—	184	(4,920)	43,823
Corporate securities	123,585	—	206	(7,517)	116,274
Residential mortgage-backed securities	53,714	—	44	(4,981)	48,777
Commercial mortgage-backed securities	30,062	—	65	(2,943)	27,184
Asset-backed securities	59,046	—	386	(3,301)	56,131
Redeemable preferred stocks	3,737	—	—	(488)	3,249
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	September 30, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$8,799	$8,726
After one year through five years	81,127	79,139
After five years through ten years	64,881	64,237
After ten years	39,930	35,213
Mortgage / asset-backed securities	131,213	124,167
Redeemable preferred stocks	3,736	3,289
Total fixed income securities	$329,686	$314,771

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$5,750	$5,696
After one year through five years	57,986	55,882
After five years through ten years	79,544	74,070
After ten years	41,465	36,723
Mortgage / asset-backed securities	142,822	132,092
Redeemable preferred stocks	3,737	3,249
Total fixed income securities	$331,304	$307,712

Fixed income securities with a fair value of $4,556 at September 30, 2025, and $5,634 at December 31, 2024, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	September 30, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$995	$(8)	$4,293	$(109)	$5,288	$(117)
Obligations of states and political subdivisions	6,596	(329)	32,184	(4,752)	38,780	(5,081)
Corporate securities	2,229	(152)	65,190	(3,803)	67,419	(3,955)
Residential mortgage-backed securities	10,283	(77)	31,749	(5,286)	42,032	(5,363)
Commercial mortgage-backed securities	—	—	20,888	(2,231)	20,888	(2,231)
Asset-backed securities	2,803	(182)	6,743	(273)	9,546	(455)
Redeemable preferred stocks	—	—	3,289	(447)	3,289	(447)
Total fixed income securities	$22,906	$(748)	$164,336	$(16,901)	$187,242	$(17,649)

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$5,443	$(109)	$4,177	$(226)	$9,620	$(335)
Obligations of states and political subdivisions	8,465	(143)	29,428	(4,777)	37,893	(4,920)
Corporate securities	25,790	(481)	76,364	(7,036)	102,154	(7,517)
Residential mortgage-backed securities	20,827	(451)	23,159	(4,530)	43,986	(4,981)
Commercial mortgage-backed securities	1,409	(50)	19,442	(2,893)	20,851	(2,943)
Asset-backed securities	10,926	(122)	20,579	(3,179)	31,505	(3,301)
Redeemable preferred stocks	—	—	3,249	(488)	3,249	(488)
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses as of and during the nine months ended September 30, 2025 and 2024. See Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Continuing operations:
Fixed income securities	$3,260	$3,025	$9,581	$8,521
Equity securities	224	215	679	638
Real estate	66	83	197	272
Cash and cash equivalents	315	389	1,063	1,258
Total gross investment income	3,865	3,712	11,520	10,689
Investment expenses	825	901	2,496	2,600
Net investment income – continuing operations	3,040	2,811	9,024	8,089
Net investment income – discontinued operations	—	—	—	1,419
Net investment income	$3,040	$2,811	$9,024	$9,508

Net investment gains for continuing and discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Continuing operations:
Gross realized gains:
Fixed income securities	$2	$—	$8	$9
Equity securities	1,149	272	1,892	653
Total gross realized gains	1,151	272	1,900	662

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(112)	(203)	(251)	(218)
Equity securities	(228)	(24)	(405)	(481)
Total gross realized losses, excluding credit impairment losses	(340)	(227)	(656)	(699)

Net realized gains (losses)	811	45	1,244	(37)

Change in net unrealized gains on equity securities	551	2,367	577	3,325
Net investment gains – continuing operations	1,362	2,412	1,821	3,288
Net investment gains – discontinued operations	—	—	—	116
Net investment gains	$1,362	$2,412	$1,821	$3,404

Non-cash investment transactions were $499 and $0 for the nine months ended September 30, 2025 and 2024, respectively. The activity in the current year consisted of one non-cash exchange of a fixed income security.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the nine-month period ended September 30, 2025, or the year ended December 31, 2024. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at September 30, 2025, or December 31, 2024.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,147	$—	$12,147	$—
Obligations of states and political subdivisions	45,785	—	45,785	—
Corporate securities	129,383	—	129,383	—
Residential mortgage-backed securities	70,086	—	70,086	—
Commercial mortgage-backed securities	28,665	—	28,665	—
Asset-backed securities	25,416	—	25,416	—
Redeemable preferred stock	3,289	—	3,289	—
Total fixed income securities	314,771	—	314,771	—

Equity securities - common stock	24,002	24,002	—	—

Money market accounts and cash equivalents	4,544	4,544	—	—
Total assets at fair value	$343,317	$28,546	$314,771	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,274	$—	$12,274	$—
Obligations of states and political subdivisions	43,823	—	43,823	—
Corporate securities	116,274	—	116,274	—
Residential mortgage-backed securities	48,777	—	48,777	—
Commercial mortgage-backed securities	27,184	—	27,184	—
Asset-backed securities	56,131	—	56,131	—
Redeemable preferred stock	3,249	—	3,249	—
Total fixed income securities	307,712	—	307,712	—

Equity Securities - Common stock	24,640	24,640	—	—

Money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2025, or December 31, 2024.

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

During the nine-month period ended September 30, 2025, the Company maintained property catastrophe reinsurance protection covering $117,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. See the Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section of the 2024 Annual Report for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, and the state of reinsurer relations in general. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At September 30, 2025, and December 31, 2024, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$58,458	$81,819	$67,704	$90,125
Assumed premium	128	1,741	189	1,880
Ceded premium	(6,588)	(11,655)	(5,451)	(8,735)
Net premiums	$51,998	$71,905	$62,442	$83,270

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$235,705	$236,523	$310,849	$296,107
Assumed premium	2,475	2,476	2,666	2,684
Ceded premium	(29,810)	(26,592)	(31,523)	(29,412)
Net premiums	$208,370	$212,407	$281,992	$269,379

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current and comparable prior year quarter, segregated between continuing and discontinued operations, are shown below:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$58,458	$81,819	$67,704	$90,125
Assumed premium	128	1,741	189	1,880
Ceded premium	(6,588)	(11,655)	(5,451)	(8,735)
Net premiums	$51,998	$71,905	$62,442	$83,270

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$—	$—
Assumed premium	—	—	—	—
Ceded premium	—	—	—	—
Net premiums	$—	$—	$—	$—

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current year-to-date and comparable prior year-to-date amounts, segregated between continuing and discontinued operations, are shown below:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$235,705	$236,523	$269,217	$257,024
Assumed premium	2,475	2,476	2,666	2,684
Ceded premium	(29,810)	(26,592)	(22,780)	(21,385)
Net premiums	$208,370	$212,407	$249,103	$238,323

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$41,632	$39,083
Assumed premium	—	—	—	—
Ceded premium	—	—	(8,743)	(8,027)
Net premiums	$—	$—	$32,889	$31,056

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct losses and loss adjustment expenses	$57,828	$69,692	$207,589	$212,914
Assumed losses and loss adjustment expenses	523	617	574	886
Ceded losses and loss adjustment expenses	(2,154)	(5,209)	(46,834)	(15,692)
Net losses and loss adjustment expenses	$56,197	$65,100	$161,329	$198,108

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Continuing operations:
Direct losses and loss adjustment expenses	$57,828	$69,692	$207,589	$184,561
Assumed losses and loss adjustment expenses	523	617	574	886
Ceded losses and loss adjustment expenses	(2,154)	(5,209)	(46,834)	(10,845)
Net losses and loss adjustment expenses	$56,197	$65,100	$161,329	$174,602

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Discontinued operations:
Direct losses and loss adjustment expenses	$—	$—	$—	$28,353
Assumed losses and loss adjustment expenses	—	—	—	—
Ceded losses and loss adjustment expenses	—	—	—	(4,847)
Net losses and loss adjustment expenses	$—	$—	$—	$23,506

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$26,320	$31,157	$26,300	$34,120
Deferral of policy acquisition costs	9,635	13,930	42,557	63,000
Amortization of deferred policy acquisition costs	(13,725)	(17,616)	(46,627)	(61,651)
Westminster balance disposed in sale	—	—	—	(7,998)
Balance, end of period	$22,230	$27,471	$22,230	$27,471

The tables for the current and comparable prior year quarter continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Continuing operations:
Balance, beginning of period	$26,320	$31,157	$26,300	$26,790
Deferral of policy acquisition costs	9,635	13,930	42,557	54,404
Amortization of deferred policy acquisition costs	(13,725)	(17,616)	(46,627)	(53,723)
Balance, end of period	$22,230	$27,471	$22,230	$27,471

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Discontinued operations:
Balance, beginning of period	$—	$—	$—	$7,330
Deferral of policy acquisition costs	—	—	—	8,596
Amortization of deferred policy acquisition costs	—	—	—	(7,928)
Westminster balance disposed in sale				(7,998)
Balance, end of period	$—	$—	$—	$—

7.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$217,119
Reinsurance recoverables on losses	12,561	48,969
Net balance, beginning of period	124,727	168,150

Incurred related to:
Current year	141,537	185,006
Prior years	19,792	13,102
Total incurred	161,329	198,108

Paid related to:
Current year	83,304	89,330
Prior years	68,420	69,992
Total paid	151,724	159,322

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	—	107,508
Reinsurance recoverables on losses	—	45,320
Net balance, date of sale	—	62,188

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	157,383	159,069
Reinsurance recoverables on losses	23,051	14,321
Net balance, end of period	$134,332	$144,748

During the nine months ended September 30, 2025, the Company’s incurred reported losses and loss adjustment expense included $19,792 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Non-Standard Auto segment. During the nine months ended September 30, 2024, the Company’s incurred reported losses and loss adjustment expenses included $13,102 of net unfavorable development on prior accident years, primarily attributable to the Non-Standard Auto segment. During 2024, Westminster was sold and all associated liabilities were included in the sale.

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

The tables for the current and comparable prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Nine Months Ended September 30,
	2025	2024
Continuing operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,288	$119,185
Reinsurance recoverables on losses	12,561	6,460
Net balance, beginning of period	124,727	112,725

Incurred related to:
Current year	141,537	160,891
Prior years	19,792	13,711
Total incurred	161,329	174,602

Paid related to:
Current year	83,304	83,766
Prior years	68,420	58,813
Total paid	151,724	142,579

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	157,383	159,069
Reinsurance recoverables on losses	23,051	14,321
Net balance, end of period	$134,332	$144,748

	Nine Months Ended September 30,
	2025	2024
Discontinued operations:
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$—	$97,934
Reinsurance recoverables on losses	—	42,509
Net balance, beginning of period	—	55,425

Incurred related to:
Current year	—	24,115
Prior years	—	(609)
Total incurred	—	23,506

Paid related to:
Current year	—	5,564
Prior years	—	11,179
Total paid	—	16,743

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	—	107,508
Reinsurance recoverables on losses	—	45,320
Net balance, date of sale	—	62,188

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	—	—
Reinsurance recoverables on losses	—	—
Net balance, end of period	$—	$—

8.       Property and Equipment

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024	Estimated Useful Life
Cost:
Land	$1,249	$1,249	indefinite
Building and improvements	12,509	12,497	10 – 43 years
Electronic data processing equipment	1,491	1,444	5 – 7 years
Furniture and fixtures	2,684	2,762	5 – 7 years
Automobiles	1,317	1,280	2 – 3 years
Gross cost	19,250	19,232

Accumulated depreciation	(12,024)	(11,685)
Total property and equipment, net	$7,226	$7,547

Depreciation expense was $175 and $186 for the three months ended September 30, 2025 and 2024, respectively, and $519 and $616 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for continuing operations was $175 and $186 for the three months ended September 30, 2025 and 2024, respectively, and $519 and $527 for the nine months ended September 30, 2025 and 2024, respectively.

9.       Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Non-Standard Auto	Commercial	Total	Non-Standard Auto	Commercial	Total
Goodwill, beginning of period	$—	$—	$—	$2,628	$—	$2,628
Impairment recognized during the period	—	—	—	(2,628)	—	(2,628)
Goodwill, end of period	$—	$—	$—	$—	$—	$—

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

Other Intangible Assets

The gross and net carrying value of the Company’s other intangible assets were $100 at September 30, 2025, and December 31, 2024, and consist of the state insurance license for Direct Auto, which has an indefinite life.

We determined during our reviews that the other indefinite-lived intangible assets were not impaired as of September 30, 2025, or December 31, 2024.

Amortization expense was $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $211 for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense for continuing operations was $0 for the three months ended September 30, 2025 and 2024, and $0 for the nine months ended September 30, 2025 and 2024.

10.       Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $420 and $468 during the three months ended September 30, 2025 and 2024, respectively, and $1,382 and $1,351 for the nine months ended September 30, 2025 and 2024, respectively. Royalty amounts payable of $0 and $146 were accrued as a liability to the NDFB at September 30, 2025, and December 31, 2024, respectively.

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

11.       Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $277 and $312 during the three months ended September 30, 2025 and 2024, respectively, and $1,079 and $1,117 during the nine months ended September 30, 2025 and 2024, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $25 and $27 during the three months ended September 30, 2025 and 2024, respectively, and $183 and $258 during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company recognized compensation expense related to the ESOP of $80 and $93 during the three months ended September 30, 2025 and 2024, respectively, and $247 and $269 during the nine months ended September 30, 2025 and 2024, respectively.

Through September 30, 2025, and December 31, 2024, the Company had released and allocated 194,520 ESOP shares to participants, with a remainder of 45,480 ESOP shares in suspense at September 30, 2025, and December 31, 2024. Using the Company’s quarter-end market price of $13.57 per share, the fair value of the unearned ESOP shares was $617 at September 30, 2025.

12.       Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the nine months ended September 30, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

13.       Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $2,093 and $2,506 at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, and December 31, 2024, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the nine-month period ended September 30, 2025, or the year ended December 31, 2024.

Our effective tax rate for the nine months ended September 30, 2025, was 23.1%, which was impacted by the $413 change in the recorded valuation allowance noted above. The effective tax rate for continuing operations was 12.0% for the nine months ended September 30, 2024. Federal income taxes were allocated to discontinued operations at a 21.1% effective tax rate for the nine months ended September 30, 2024.

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

There were expenses of $114 and $121 related to these leases during the three months ended September 30, 2025 and 2024, respectively, and $344 and $365 during the nine months ended September 30, 2025 and 2024.

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$91	$96	$274	$288
Finance lease cost
Amortization of right-of-use assets	20	20	60	60
Interest on lease liabilities	3	5	10	17
Finance lease cost	23	25	70	77
Total lease cost	$114	$121	$344	$365

Other information on leases:
Cash payments included in operating cash flows from operating leases	$98	$102	$293	$306
Cash payments included in operating cash flows from finance leases	3	5	10	17
Cash payments included in financing cash flows from finance leases	27	25	80	73
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	185
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Weighted average discount rate – operating leases	4.45%	4.48%	4.45%	4.48%
Weighted average discount rate – finance leases	8.50%	8.50%	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	3.7 years	4.7 years	3.7 years	4.7 years
Weighted average remaining lease term in years – finance leases	1.1 years	2.1 years	1.1 years	2.1 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at September 30, 2025:

Year ending December 31,	Operating Leases	Finance Leases	Total
2025 (three months remaining)	$100	$30	$130
2026	396	100	496
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,485	130	1,615
Less: present value adjustment	111	5	116
Lease liability at September 30, 2025	$1,374	$125	$1,499

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

16.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Nine Months Ended September 30,
	2025	2024
Shares outstanding, beginning of period	20,673,268	20,599,908
Treasury shares repurchased through stock repurchase authorization	(87,199)	—
Issuance of treasury shares for vesting of restricted stock units	43,668	48,734
Shares outstanding, end of period	20,629,737	20,648,642

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the three- and nine-month periods ended September 30, 2025, excluded the weighted average effects of 58,312 and 64,731 shares, respectively, of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the three- and nine-month period ended September 30, 2024, excluded the weighted average effects of 134,644 and 125,054 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the nine months ended September 30, 2025, we completed the repurchase of 87,199 shares of our common stock for $1,156 under this authorization, including the applicable excise tax. At September 30, 2025, $900 remains available under this authorization. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $900 remaining from the May 9, 2022, repurchase authorization as of September 30, 2025. No shares were repurchased as part of the August 25, 2025, authorization during the nine months ended September 30, 2025.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2024	146,580	$15.37
RSUs granted during 2024	119,398	14.67
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(92,160)	15.18
Units outstanding and unearned at December 31, 2024	104,398	15.11

RSUs granted during 2025	154,722	14.06
RSUs earned during 2025	(51,313)	15.01
Forfeitures	(12,294)	14.43
Units outstanding and unearned at September 30, 2025	195,513	14.35

(1) Represents RSU forfeitures primarily related to the execution of the separation agreement with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSU compensation expense	$280	$(384)	$976	$383
Income tax benefit	(64)	87	(222)	(87)
RSU compensation expense, net of income taxes	$216	$(297)	$754	$296

At September 30, 2025, there was $1,764 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.06 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2024	213,800	$16.53
PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(147,173)	16.14
Forfeitures (2)	(120,100)	15.23
Units outstanding at December 31, 2024	26,327	17.50

PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures	(4,601)	14.19
Units outstanding at September 30, 2025	21,726	18.20

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PSU compensation expense	$24	$(230)	$52	$139
Income tax benefit	(6)	52	(12)	(32)
PSU compensation expense, net of income taxes	$18	$(178)	$40	$107

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

At September 30, 2025, there was $138 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.41 years.

18.       Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024, for continuing and discontinued operations.

	As of and For the Three Months Ended September 30, 2025		As of and For the Three Months Ended September 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$85,604	$313	$92,831	$348

Current period charge for expected credit losses		102		62
Write-offs of uncollectible premiums receivable		(96)		(60)

Balance, end of period	$76,073	$319	$85,315	$350

	As of and For the Nine Months Ended September 30, 2025		As of and For the Nine Months Ended September 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations:
Balance, beginning of period	$52,907	$337	$56,154	$394

Current period charge for expected credit losses		434		194
Write-offs of uncollectible premiums receivable		(452)		(238)

Balance, end of period	$76,073	$319	$85,315	$350

	As of and For the Three Months Ended September 30, 2025		As of and For the Three Months Ended September 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$—	$—

Current period charge for expected credit losses		—		—
Write-offs of uncollectible premiums receivable		—		—
Westminster balances disposed in sale	$—	$—	$—	$—

Balance, end of period	$—	$—	$—	$—

	As of and For the Nine Months Ended September 30, 2025		As of and For the Nine Months Ended September 30, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations:
Balance, beginning of period	$—	$—	$17,904	$8

Current period charge for expected credit losses		—		4
Write-offs of uncollectible premiums receivable				(4)
Westminster balances disposed in sale	$—	—	$16,030	(8)

Balance, end of period	$—	$—	$—	$—

19.	Discontinued Operations

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

The Company’s Consolidated Statements of Cash Flows presents operating, investing, and financing cash flows of the discontinued operations separately. Summary operating results of discontinued operations were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$—	$—	$—	$31,056
Fee and other income	—	—	—	14
Net investment income	—	—	—	1,419
Net investment gains	—	—	—	116
Total revenues	—	—	—	32,605

Expenses:
Losses and loss adjustment expenses	—	—	—	23,506
Amortization of deferred policy acquisition costs	—	—	—	7,928
Other underwriting and general expenses	—	—	—	3,088
Total expenses	—	—	—	34,522

Loss before income taxes	—	—	—	(1,917)
Income tax benefit	—	—	—	(405)
Net loss	$—	$—	$—	$(1,512)

Loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.07)
Diluted	$—	$—	$—	$(0.07)
20.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and nine-month periods ended September 30, 2025 and 2024.

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

	Three Months Ended September 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$24,242	$10,874	$28,508	$14,160	$4,035	$81,819
Assumed premiums earned	—	—	—	1,604	137	1,741
Ceded premiums earned	(1,036)	(15)	(4,866)	(5,400)	(338)	(11,655)
Net premiums earned	23,206	10,859	23,642	10,364	3,834	71,905

Direct losses and loss adjustment expenses	15,664	15,380	15,029	6,837	4,918	57,828
Assumed losses and loss adjustment expenses	—	—	—	504	19	523
Ceded losses and loss adjustment expenses	(1,550)	—	3,527	(2,002)	(2,129)	(2,154)
Net losses and loss adjustment expenses	14,114	15,380	18,556	5,339	2,808	56,197

Gross margin	9,092	(4,521)	5,086	5,025	1,026	15,708

Amortization of deferred policy acquisition costs	3,957	3,055	4,710	1,370	633	13,725
Other underwriting and general expenses (1)	2,608	1,888	3,127	368	513	8,504
Underwriting and general expenses	6,565	4,943	7,837	1,738	1,146	22,229
Underwriting gain (loss)	2,527	(9,464)	(2,751)	3,287	(120)	(6,521)

Fee and other income						261
Net investment income						3,040
Net investment gains						1,362
Loss before income taxes						(1,858)
Income tax benefit						(192)
Net loss						$(1,666)

Operating Ratios:
Loss and loss adjustment expense ratio	60.8%	141.6%	78.5%	51.5%	73.2%	78.2%
Expense ratio	28.3%	45.5%	33.1%	16.8%	29.9%	30.9%
Combined ratio	89.1%	187.1%	111.6%	68.3%	103.1%	109.1%

Balances at September 30, 2025:
Premiums and agents’ balances receivable	$26,652	$3,048	$11,603	$31,574	$3,196	$76,073
Deferred policy acquisition costs	6,764	2,737	10,507	805	1,417	22,230
Reinsurance recoverables on losses	2,668	—	10,717	4,358	5,308	23,051
Receivable from Federal Crop Insurance Corporation	—	—	—	17,752	—	17,752
Goodwill and other intangibles	—	100	—	—	—	100
Unpaid losses and loss adjustment expenses	31,106	73,811	25,120	16,465	10,881	157,383
Unearned premiums	38,561	9,600	57,651	8,474	8,174	122,460

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Three Months Ended September 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,981	$23,069	$26,092	$13,649	$3,334	$90,125
Assumed premiums earned	—	—	—	1,610	270	1,880
Ceded premiums earned	(1,369)	(68)	(2,613)	(4,374)	(311)	(8,735)
Net premiums earned	22,612	23,001	23,479	10,885	3,293	83,270

Direct losses and loss adjustment expenses	15,300	20,504	23,248	7,588	3,052	69,692
Assumed losses and loss adjustment expenses	—	—	—	439	178	617
Ceded losses and loss adjustment expenses	(1,230)	—	(1,225)	(1,837)	(917)	(5,209)
Net losses and loss adjustment expenses	14,070	20,504	22,023	6,190	2,313	65,100

Gross margin	8,542	2,497	1,456	4,695	980	18,170

Amortization of deferred policy acquisition costs	4,081	7,411	4,377	1,228	519	17,616
Other underwriting and general expenses (1)	3,389	2,916	3,241	555	(377)	9,724
Underwriting and general expenses	7,470	10,327	7,618	1,783	142	27,340
Underwriting gain (loss)	1,072	(7,830)	(6,162)	2,912	838	(9,170)

Fee and other income						491
Net investment income						2,811
Net investment gains						2,412
Loss before income taxes						(3,456)
Income tax benefit						(751)
Net loss						$(2,705)

Operating Ratios:
Loss and loss adjustment expense ratio	62.2%	89.1%	93.8%	56.9%	70.2%	78.2%
Expense ratio	33.0%	44.9%	32.4%	16.4%	4.3%	32.8%
Combined ratio	95.2%	134.0%	126.2%	73.3%	74.5%	111.0%

Balances at September 30, 2024:
Premiums and agents’ balances receivable	$26,863	$12,076	$11,043	$32,751	$2,582	$85,315
Deferred policy acquisition costs	6,636	9,279	9,620	786	1,150	27,471
Reinsurance recoverables on losses	2,142	—	3,648	3,532	4,999	14,321
Receivable from Federal Crop Insurance Corporation	—	—	—	19,605	—	19,605
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	34,777	73,447	23,947	16,493	10,405	159,069
Unearned premiums	38,309	28,725	54,409	8,614	6,823	136,880

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Nine Months Ended September 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$72,238	$43,678	$82,400	$26,803	$11,404	$236,523
Assumed premiums earned	—	—	—	2,140	336	2,476
Ceded premiums earned	(3,451)	(61)	(13,727)	(8,246)	(1,107)	(26,592)
Net premiums earned	68,787	43,617	68,673	20,697	10,633	212,407

Direct losses and loss adjustment expenses	43,779	46,777	90,886	17,429	8,718	207,589
Assumed losses and loss adjustment expenses	—	—	—	903	(329)	574
Ceded losses and loss adjustment expenses	(2,470)	—	(35,531)	(5,026)	(3,807)	(46,834)
Net losses and loss adjustment expenses	41,309	46,777	55,355	13,306	4,582	161,329

Gross margin	27,478	(3,160)	13,318	7,391	6,051	51,078

Amortization of deferred policy acquisition costs	13,342	13,642	15,110	2,469	2,064	46,627
Other underwriting and general expenses (1)	7,992	6,026	9,022	909	1,587	25,536
Underwriting and general expenses	21,334	19,668	24,132	3,378	3,651	72,163
Underwriting gain (loss)	6,144	(22,828)	(10,814)	4,013	2,400	(21,085)

Fee and other income						807
Net investment income						9,024
Net investment gains						1,821
Loss before income taxes						(9,433)
Income tax benefit						(2,176)
Net loss						$(7,257)

Operating Ratios:
Loss and loss adjustment expense ratio	60.1%	107.2%	80.6%	64.3%	43.1%	76.0%
Expense ratio	31.0%	45.1%	35.1%	16.3%	34.3%	34.0%
Combined ratio	91.1%	152.3%	115.7%	80.6%	77.4%	110.0%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Nine Months Ended September 30, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$70,600	$74,947	$75,336	$26,565	$9,576	$257,024
Assumed premiums earned	—	—	—	2,113	571	2,684
Ceded premiums earned	(3,415)	(214)	(8,519)	(8,363)	(874)	(21,385)
Net premiums earned	67,185	74,733	66,817	20,315	9,273	238,323

Direct losses and loss adjustment expenses	47,608	56,687	58,604	14,542	7,120	184,561
Assumed losses and loss adjustment expenses	—	—	—	687	199	886
Ceded losses and loss adjustment expenses	(2,316)	—	(2,374)	(3,285)	(2,870)	(10,845)
Net losses and loss adjustment expenses	45,292	56,687	56,230	11,944	4,449	174,602

Gross margin	21,893	18,046	10,587	8,371	4,824	63,721

Amortization of deferred policy acquisition costs	12,687	23,944	13,107	2,344	1,641	53,723
Other underwriting and general expenses (1)	8,640	6,948	8,454	1,150	1,466	26,658
Underwriting and general expenses	21,327	30,892	21,561	3,494	3,107	80,381
Underwriting gain (loss)	566	(12,846)	(10,974)	4,877	1,717	(16,660)

Fee and other income						1,590
Net investment income						8,089
Net investment gains						3,288
Loss before income taxes						(3,693)
Income tax benefit						(445)
Net loss						$(3,248)

Operating Ratios:
Loss and loss adjustment expense ratio	67.4%	75.9%	84.2%	58.8%	48.0%	73.3%
Expense ratio	31.7%	41.3%	32.3%	17.2%	33.5%	33.7%
Combined ratio	99.1%	117.2%	116.5%	76.0%	81.5%	107.0%

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

All dollar amounts included in Item 2 herein, except per share data, are in thousands.

Financial Highlights

2025 Third Quarter Consolidated Results of Operations

●	Net loss of $1,666, or ($0.08) per share basic and ($0.08) per share diluted
●	Net premiums earned of $71,905
●	Net investment income of $3,040
●	Net unfavorable prior year reserve development of $8,554
●	Underwriting loss of $6,521
●	Combined ratio of 109.1%
●	Operating cash flows of ($28,511)

2025 Third Quarter Consolidated Financial Condition

●	Total cash and investments of $365,238
●	Total assets of $543,815
●	Unpaid losses and loss adjustment expenses of $157,383
●	Total liabilities of $300,015
●	Shareholders’ equity of $243,800

Results of Continuing Operations

Our consolidated net loss from continuing operations was $1,666 for the three months ended September 30, 2025, compared to net loss from continuing operations of $2,705 for the three months ended September 30, 2024. Our consolidated net loss from continuing operations was $7,257 for the nine months ended September 30, 2025, compared to net loss from continuing operations of $3,248 for the nine months ended September 30, 2024.

The major components of our revenues and net loss are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$71,905	$83,270	$212,407	$238,323
Fee and other income	261	491	807	1,590
Net investment income	3,040	2,811	9,024	8,089
Net investment gains	1,362	2,412	1,821	3,288
Total revenues	76,568	88,984	224,059	251,290

Components of net loss:
Net premiums earned	71,905	83,270	212,407	238,323
Losses and loss adjustment expenses	56,197	65,100	161,329	174,602
Amortization of deferred policy acquisition costs and other underwriting and general expenses	22,229	27,340	72,163	80,381
Underwriting loss	(6,521)	(9,170)	(21,085)	(16,660)

Fee and other income	261	491	807	1,590
Net investment income	3,040	2,811	9,024	8,089
Net investment gains	1,362	2,412	1,821	3,288
Loss from continuing operations before income taxes	(1,858)	(3,456)	(9,433)	(3,693)
Income tax benefit	(192)	(751)	(2,176)	(445)
Net loss from continuing operations	$(1,666)	$(2,705)	$(7,257)	$(3,248)

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net premiums earned:
Direct premium	$81,819	$90,125	$236,523	$257,024
Assumed premium	1,741	1,880	2,476	2,684
Ceded premium	(11,655)	(8,735)	(26,592)	(21,385)
Total net premiums earned	$71,905	$83,270	$212,407	$238,323

Net premiums earned for the three months ended September 30, 2025, decreased $11,365, or 13.6%, compared to the three months ended September 30, 2024. Net premiums earned for the nine months ended September 30, 2025, decreased 25,916, or 10.9%, compared to the nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net premiums earned:
Private Passenger Auto	$23,206	$22,612	$68,787	$67,185
Non-Standard Auto	10,859	23,001	43,617	74,733
Home and Farm	23,642	23,479	68,673	66,817
Crop	10,364	10,885	20,697	20,315
All Other	3,834	3,293	10,633	9,273
Total net premiums earned	$71,905	$83,270	$212,407	$238,323

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the third quarter of 2025 increased $594, or 2.6%, compared to the same period in 2024. Net premiums earned for the first nine months of 2025 increased $1,602, or 2.4% from the first nine months of 2024. Results were driven by new business growth in North Dakota as well as significant rate increases in South Dakota and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken.

Non-Standard Auto – Net premiums earned for the third quarter of 2025 decreased $12,142, or 52.8%, compared to the same period in 2024. Net premiums earned for the first nine months of 2025 decreased $31,116, or 41.6% from the first nine months of 2024. These decreases were driven by strategic decisions to exit Nevada and significantly reduce written premium in the Chicago market. During the third quarter we also made the strategic decision to stop writing non-standard auto business in Illinois, Arizona, and South Dakota, and existing policies will be non-renewed. We anticipate further reductions in net earned premiums over the next twelve months as a result of the decisions to run off these non-standard auto operations.

Home and Farm – Net premiums earned for the third quarter of 2025 increased $163, or 0.7%, compared to the same period in 2024. Net premiums earned for the first nine months of 2025 increased $1,856, or 2.8% from the first nine months of 2024. Results were driven by new business growth in North Dakota, rate increases, and increased insured property values, partially offset by lower retention rates and new business levels in Nebraska as a result of underwriting actions taken to improve profitability. In addition, net premiums earned for the second and third quarter of 2025 were impacted by the recognition of higher ceded premiums earned as a result of a significant catastrophe event in North Dakota during the second quarter of 2025.

Crop – Net premiums earned for the third quarter of 2025, decreased $521, or 4.8%, compared to the same period in 2024. Net premiums earned for the first nine months of 2025 increased $382, or 1.9% from the first nine months of 2024. The decrease in the third quarter of 2025 was driven by lower commodity prices compared to the prior year. The year-to-date increase was driven by the recognition of more favorable premium adjustments, related to the settlement of prior crop year claims, in the first quarter of 2025 compared to the first quarter of 2024.

All Other – Net premiums earned for the third quarter of 2025, increased $541, or 16.4%, compared to the same period in 2024. Net premiums earned for the first nine months of 2025 increased $1,360, or 14.7%, from the first nine months of 2024. Results were driven by rate increases for the North Dakota commercial and excess lines of business.

Losses and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$57,828	$69,692	$207,589	$184,561
Assumed losses and loss adjustment expenses	523	617	574	886
Ceded losses and loss adjustment expenses	(2,154)	(5,209)	(46,834)	(10,845)
Total net losses and loss adjustment expenses	$56,197	$65,100	$161,329	$174,602

Our net losses and loss adjustment expenses for the three months ended September 30, 2025, decreased $8,903, or 13.7%, compared to the three months ended September 30, 2024. Our net losses and loss adjustment expenses for the nine months ended September 30, 2025, decreased $13,273, or 7.6%, compared to the nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net losses and loss adjustment expenses:
Private Passenger Auto	$14,114	$14,070	$41,309	$45,292
Non-Standard Auto	15,380	20,504	46,777	56,687
Home and Farm	18,556	22,023	55,355	56,230
Crop	5,339	6,190	13,306	11,944
All Other	2,808	2,313	4,582	4,449
Total net losses and loss adjustment expenses	$56,197	$65,100	$161,329	$174,602

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss and loss adjustment expense ratio:
Private Passenger Auto	60.8%	62.2%	60.1%	67.4%
Non-Standard Auto	141.6%	89.1%	107.2%	75.9%
Home and Farm	78.5%	93.8%	80.6%	84.2%
Crop	51.5%	56.9%	64.3%	58.8%
All Other	73.2%	70.2%	43.1%	48.0%
Total loss and loss adjustment expense ratio	78.2%	78.2%	76.0%	73.3%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 1.4 percentage points and 7.3 percentage points in the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. These decreases in the current year were driven by improved loss severity on physical damage claims and rate increases impacting net premiums earned.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 52.5 percentage points and 31.3 percentage points in the three- and nine-month periods ended September 30, 2025, respectively, compared to the same period in 2024. These increases were driven by higher unfavorable prior year development on liability loss reserves due to higher loss frequency and severity.

Home and Farm – The net loss and loss adjustment expense ratio decreased 15.3 percentage points and 3.6 percentage points in the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The elevated 2025 net loss and loss adjustment expense ratios were driven by losses from a significant catastrophe event in North Dakota during the second quarter of 2025 that exceeded the Company’s $20,000 retention as well as the related ceded premiums earned. Although there were no catastrophes during 2024, the net loss and loss adjustment expense ratios for the three- and nine-month periods ended September 30, 2024, were impacted by elevated non-catastrophe weather losses in North Dakota and Nebraska. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 29.0 percentage points of the net loss and loss adjustment expense ratio for the nine-month period ended September 30, 2025, and did not have a negative impact for the same periods in 2024.

Crop – The net loss and loss adjustment expense ratio decreased 5.4 percentage points and increased 5.5 percentage points in the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The current quarter decrease was driven by the recognition of a reduction to the anticipated loss ratio for the current crop year compared to the anticipated loss ratio remaining relatively flat in the prior year. The year-to-date increase was driven by higher crop hail losses in the current year compared to the prior year.

All Other – The net loss and loss adjustment expense ratio increased 3.0 percentage points and decreased 4.9 percentage points in the three- and nine-month period ended September 30, 2025, compared to the same period in 2024. The current quarter increase was driven by unfavorable development for commercial property losses related to the significant catastrophe event in North Dakota during the second quarter of 2025. The year-to-date decrease was driven by favorable loss development related to the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$13,725	$17,616	$46,627	$53,723
Other underwriting and general expenses	8,504	9,724	25,536	26,658
Total underwriting and general expenses	22,229	27,340	72,163	80,381

Expense Ratio	30.9%	32.8%	34.0%	33.7%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 1.9 percentage points and increased 0.3 percentage points in the three-and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. Other underwriting and general expenses are generally consistent year-over-year, with the elevated expenses during the third quarter of 2024 being the result of the costs associated with the execution of an executive separation agreement.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Underwriting gain (loss):
Private Passenger Auto	$2,527	$1,072	$6,144	$566
Non-Standard Auto	(9,464)	(7,830)	(22,828)	(12,846)
Home and Farm	(2,751)	(6,162)	(10,814)	(10,974)
Crop	3,287	2,912	4,013	4,877
All Other	(120)	838	2,400	1,717
Total underwriting loss	$(6,521)	$(9,170)	$(21,085)	$(16,660)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Combined ratio:
Private Passenger Auto	89.1%	95.2%	91.1%	99.1%
Non-Standard Auto	187.1%	134.0%	152.3%	117.2%
Home and Farm	111.6%	126.2%	115.7%	116.5%
Crop	68.3%	73.3%	80.6%	76.0%
All Other	103.1%	74.5%	77.4%	81.5%
Combined ratio	109.1%	111.0%	110.0%	107.0%

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

The total underwriting loss decreased $2,649 for the three-month period ended September 30, 2025, compared to the same period in 2024. The total underwriting loss increased $4,425 for the nine-month period ended September 30, 2025, compared to the same period in 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio decreased 1.9 percentage points in the three-month period ended September 30, 2025, compared to the same period in 2024. The overall combined ratio increased 3.0 percentage points in the nine-month period ended September 30, 2025, compared to the same period in 2024. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $261 and $807 for the three and nine months ended September 30, 2025, respectively, compared to $491 and $1,590 for the three and nine months ended September 30, 2024, respectively. These decreases were driven by strategic reductions in the premiums that generate fee income and write-offs of uncollectable premiums receivable.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average cash and invested assets	$385,668	$376,594	$388,833	$367,614
Net investment income	$3,040	$2,811	$9,024	$8,089

Gross return on average cash and invested assets	4.0%	3.9%	4.0%	3.9%
Net return on average cash and invested assets	3.2%	3.0%	3.1%	2.9%

Net investment income increased $229 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Net investment income increased $935 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily driven by the higher interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio.

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

Net Investment Gains

Net investment gains consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains	$1,151	$272	$1,900	$662
Gross realized losses, excluding credit impairment losses	(340)	(227)	(656)	(699)
Net realized gains (losses)	811	45	1,244	(37)
Change in net unrealized gains on equity securities	551	2,367	577	3,325
Net investment gains	$1,362	$2,412	$1,821	$3,288

We had net realized gains of $811 and $1,244 for the three and nine months ended September 30, 2025, respectively, compared to net realized gains of $45 and losses of $37 for the three and nine months ended September 30, 2024, respectively. The elevated net realized gains in the nine months ended September 30, 2025, were driven by sales of equity securities that were executed as part of the strategic management of our investment portfolio. No credit impairment losses were reported during any of the periods presented.

We experienced an increase of $551 and $577 in net unrealized gains on equity securities during the three and nine months ended September 30, 2025, respectively. We experienced an increase in net unrealized gains on equity securities of $2,367 and $3,325 during the three and nine months ended September 30, 2024, respectively. These results were driven by the impact of changes in fair value attributable to overall favorable equity markets during those periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $3,895 and $8,677 during the three and nine months ended September 30, 2025, respectively, compared to net unrealized gains of $11,138 and $8,848 during the three and nine months ended September 30, 2024, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

For the three months ended September 30, 2025, we had a pre-tax loss of $1,858 compared to a pre-tax loss of $3,456 for the three months ended September 30, 2024. The year-over-year change was largely attributable to lower levels of non-catastrophe weather losses, improved loss experience for Private Passenger Auto, and higher net investment income in the current year, partially offset by lower net investment gains and higher unfavorable prior year loss reserve development for Non-Standard Auto.

For the nine months ended September 30, 2025, we had a pre-tax loss of $9,433 compared to pre-tax loss of $3,693 for the nine months ended September 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota, lower net investment gains, and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by lower levels of non-catastrophe weather losses, improved loss experience for Private Passenger Auto, and higher net investment income.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $192 for the three months ended September 30, 2025, compared to an income tax benefit of $751 for the three months ended September 30, 2024. Our effective tax rate for the third quarter of 2025 was 10.3% compared to an effective tax rate of 21.7% for the third quarter of 2024.

We recorded an income tax benefit of $2,176 for the nine months ended September 30, 2025, compared to income tax benefit of $445 for the nine months ended September 30, 2024. Our effective tax rate for the first nine months of 2025 was 23.1% compared to an effective tax rate (excluding tax effects relates to the loss on sale of Westminster) of 12.0% for the first nine months of 2024. The effective tax rate for the first nine months of 2025 and 2024 were impacted by changes in our valuation allowances against deferred income tax assets.

Net Income (Loss)

For the three months ended September 30, 2025, we had a net loss of $1,666 compared to net loss of $2,705 for the three months ended September 30, 2024. The year-over-year change was largely attributable to lower levels of non-catastrophe weather losses, improved loss experience for Private Passenger Auto, and higher net investment income in the current year, partially offset by lower net investment gains and higher unfavorable prior year loss reserve development for Non-Standard Auto.

For the nine months ended September 30, 2025, we had a net loss of $7,257 compared to net loss of $3,248 for the nine months ended September 30, 2024. The year-over-year change was largely attributable to the catastrophe losses for Home and Farm in North Dakota, lower net investment gains, and unfavorable prior year loss reserve development for Non-Standard Auto, partially offset by lower levels of non-catastrophe weather losses, improved loss experience for Private Passenger Auto, and higher net investment income.

Return on Average Equity

For the three months ended September 30, 2025, we had annualized return on average equity of (2.7)% compared to (4.5)% for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, we had annualized return on average equity of (4.0)% compared to (1.9)% for the nine months ended September 30, 2024.

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

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.50% above the daily simple secured overnight financing rate. There were no outstanding amounts during the nine months ended September 30, 2025, or the year ended December 31, 2024. This line of credit is scheduled to expire on December 13, 2025.

The change in cash and cash equivalents for continuing and discontinued operations for the nine months ended September 30, 2025 and 2024, were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash flows from operating activities	$(28,511)	$16,780
Net cash flows from investing activities	3,621	5,327
Net cash flows from financing activities	(1,387)	(3,613)
Net change in cash and cash equivalents	$(26,277)	$18,494

For the nine months ended September 30, 2025, net cash used by operating activities totaled $28,511 compared to net cash provided of $16,780 a year ago. This change was primarily driven by lower levels of premium collections in the current year, partially offset by lower levels of loss and loss adjustment payments in the current year.

For the nine months ended September 30, 2025, net cash provided by investing activities totaled $3,621 compared to $5,327 a year ago. The net cash provided in the current year was driven by cash inflows from net sales of equity and fixed income securities. The net cash provided in the prior year was attributable to the proceeds from the sale of Westminster and Westminster’s net cash provided by investing activities, partially offset by cash outflows for net purchases of fixed income securities.

For the nine months ended September 30, 2025, net cash used by financing activities totaled $1,387 compared to $3,613 a year ago. The net cash used in the current year was driven by cash outflows for share repurchases. The net cash used in the prior year was attributable to pooling payments, partially offset by Westminster’s net cash provided by financing activities.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $8,273 as of December 31, 2024. No dividends were declared or paid by Nodak Insurance during the nine months ended September 30, 2025, or the year ended December 31, 2024.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2025 without the prior approval of the North Dakota Insurance Department is approximately $3,146 as of December 31, 2024. No dividends were declared or paid by Direct Auto during the nine months ended September 30, 2025, or the year ended December 31, 2024.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2025, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report, except as indicated below:

Strategic decisions may not achieve their intended benefits, may be based on incomplete or inaccurate information, or may not be implemented in a timely manner, which could adversely affect our results of operations.

From time to time, we evaluate and adjust our business strategies in response to changes in market conditions, underwriting results, competitive dynamics, regulatory developments, and other factors. For example, we recently determined to cease writing new policies and non-renew existing policies in our Non-Standard Auto segment. Strategic decisions such as these are based on information, estimates, and assumptions available to us at the time they are made. However, such information may prove to be inaccurate or incomplete, and the anticipated benefits of these actions, such as improved underwriting performance, reduced volatility, or more efficient capital allocation, may not be realized as expected, or at all.

In addition, there can be significant timing and execution risks associated with strategic changes. Our decision-making and implementation processes may take longer than anticipated, or we may not identify needed changes on a timely basis. While we evaluate and execute strategic adjustments, our business operations may experience disruption, our relationships with agents, policyholders, or reinsurers may be adversely affected, and our overall financial results may be negatively impacted. Furthermore, no longer writing a line of business may result in short-term declines in premium volume, increased expense ratios, or other unforeseen consequences that could negatively impact our results of operations and financial condition.

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

On May 9, 2022, our Board of Directors approved an authorization for the repurchase of up to approximately $10,000 of the Company’s outstanding common stock. During the year ended December 31, 2022, we completed the repurchase of 54,223 shares of our common stock for $734 under this authorization. During the year ended December 31, 2023, we repurchased an additional 548,549 shares of our common stock for $7,278, including the effect from applicable excise taxes. During the year ended December 31, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2025, we completed the repurchase of 87,199 shares of our common stock for $1,156, including the effect from applicable excise taxes.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $900 remaining from the May 9, 2022, repurchase authorization as of September 30, 2025. No shares were repurchased as part of the August 25, 2025, authorization during the nine months ended September 30, 2025.

Share repurchase activity during the three months ended September 30, 2025, is presented below:

Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1-31, 2025	38,021	$13.18	38,021	$1,551
August 1-31, 2025	28,091	12.88	28,091	6,189
September 1-30, 2025	21,087	13.63	21,087	5,900
Total	87,199	$13.19	87,199	$5,900

(1)	Shares purchased pursuant to the May 9, 2022, publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to approximately $900 under the May 9, 2022, publicly announced share repurchase authorization and up to approximately $5,000 under the August 25, 2025, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2025.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer)