Form 10-K
period 2025-12-31
NI Holdings, Inc.
filed 2026-03-06
CIK 1681206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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

Based on the closing sales price of the common stock on the Nasdaq on June 30, 2025, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $99 million. All executive officers and directors of the Registrant, and all shareholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

The number of the Registrant’s common shares outstanding on February 27, 2026 was 20,537,521. No preferred shares are issued or outstanding.

Documents incorporated by Reference
Portions of the definitive proxy statement relating to the annual meeting of shareholders to be held May 19, 2026 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “views,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements include, among other things, statements made by NI Holdings, Inc. (“NI Holdings,” “the Company,” “we,” “us,” and “our”) about:

•	our anticipated operating and financial performance, business plans, and prospects;

•	strategic reviews, capital allocation objectives, dividends, and share repurchases;

•	plans for and prospects of acquisitions, dispositions, and other business development activities, and our ability to successfully capitalize on these opportunities;

•	the impact of a future pandemic and related economic conditions, including the potential impact on the Company's investments;

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our distribution network;

•	cyclical changes in the insurance industry, competition, innovation, and emerging technologies;

•	expectations for the impact of, or changes to, existing or new government regulations or laws;

•	our ability to anticipate and respond to macroeconomic, geopolitical, health and industry trends, pandemics, acts of war, government shutdowns, other large-scale crises;

•	developments in general economic conditions (including the impact of tariffs and changes in tax laws), domestic and global financial markets, interest rates, unemployment, or inflation, that could affect the performance of our insurance operations and/or investment portfolio; and

•	our ability to effectively manage future growth, including additional necessary capital, systems, and personnel.

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Part I, Item 1A, “Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section in this 2025 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Therefore, you are cautioned not to unduly rely on forward-looking statements, which speak only as of the date of this 2025 Annual Report. We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities law. You are advised, however, to consult any further disclosures we make on related subjects.

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

These consolidated financial statements include the financial position and results of operations of NI Holdings and the following other entities:

•	Nodak Insurance – a wholly-owned subsidiary of NI Holdings;
•	Nodak Agency, Inc. (“Nodak Agency”) – a wholly-owned subsidiary of Nodak Insurance;
•	American West Insurance Company (“American West”) – a wholly-owned subsidiary of Nodak Insurance;
•	Primero Insurance Company (“Primero”) – an indirect wholly-owned subsidiary of Nodak Insurance;
•	Battle Creek Insurance Company (“Battle Creek”) – a wholly-owned subsidiary of Nodak Insurance, formerly Battle Creek Mutual Insurance Company. Battle Creek Mutual Insurance Company became affiliated with Nodak Insurance in 2011 and, prior to January 2, 2024, was controlled by Nodak Insurance via a surplus note. The terms of the surplus note allowed Nodak Insurance to appoint two-thirds of the Battle Creek Mutual Insurance Company Board of Directors. As of January 2, 2024, the North Dakota Secretary of State approved the conversion of Battle Creek Mutual Insurance Company from a mutual insurance company to a stock insurance company. In accordance with the approved plan of conversion, the name of Battle Creek Mutual Insurance Company became Battle Creek Insurance Company, the surplus note was considered paid in full as of the conversion date, and Battle Creek became a wholly-owned subsidiary of Nodak Insurance;
•	Direct Auto Insurance Company (“Direct Auto”) – a wholly-owned subsidiary of NI Holdings; and
•	Westminster American Insurance Company (“Westminster”) – a wholly-owned subsidiary of NI Holdings until it was sold to Scott Insurance Holdings, LLC (“Scott Insurance Holdings”) on June 30, 2024.

A chart of the corporate structure as of December 31, 2025, and a more complete description of each of the NI Holdings subsidiaries, is included below.

NI HOLDINGS, INC. ORGANIZATIONAL CHART

	Nodak Mutual Group, Inc.

		≥ 60%
		ownership
	NI Holdings, Inc.

100%		100%
ownership		ownership
Direct Auto Insurance Company	Nodak Insurance Company

100%	100%		100%	100%
ownership	ownership		ownership	ownership
Nodak Agency, Inc.	American West Insurance Company		Battle Creek Insurance Company	Tri-State, Ltd

				100%
				ownership
				Primero Insurance Company

The executive offices of NI Holdings and Nodak Insurance are located at 1101 First Avenue North, Fargo, North Dakota 58102, and the main office phone number is 701-298-4200. NI Holdings’ website address is www.niholdingsinc.com. The Company makes available on its website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”). Information contained on such website is not incorporated by reference into this 2025 Annual Report, and such information should not be considered to be part of this 2025 Annual Report.

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

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company based in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, excess liability, dwelling, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

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

The NDFB has granted Nodak Insurance a nonexclusive, nontransferable license to use the name “Farm Bureau” and the “FB” logo and associated trademarks to market Nodak Insurance products. Nodak Insurance has held this license since the insurance company’s inception in 1946, and the current version of the license agreement has been in place since 2002. The current license agreement between the NDFB and Nodak Insurance renewed on October 1, 2025, with an expiration date of September 30, 2026. The agreement has historically been renewed annually by a vote of the Nodak Insurance Board of Directors. Under the current license agreement, Nodak Insurance is required to pay to the NDFB an annual royalty payment equal to 1.3% of Nodak Insurance’s written premiums (excluding multi-peril crop insurance premiums), subject to a minimum annual payment of $900 and a maximum annual payment of $1,717. The maximum royalty payment is adjusted annually based upon the June index month for the Consumer Price Index.

As of December 31, 2025, Nodak Insurance distributed its insurance products through 59 exclusive agents appointed by Nodak Insurance.

Nodak Agency, Inc.

Nodak Agency is an inactive shell corporation.

American West Insurance Company

American West is a property and casualty insurance company licensed in eight states in the Midwest and Western regions of the United States (“U.S.”). American West primarily writes private passenger auto, homeowners, and farm coverages in South Dakota. American West also writes private passenger auto coverage in North Dakota, as well as crop hail and Federal multi-peril crop insurance coverages in Minnesota and South Dakota. As of December 31, 2025, American West distributed its products through independent agents in 64 contracted agencies.

Battle Creek Insurance Company

Battle Creek is a property and casualty insurance company writing private passenger auto, homeowners, and farm coverages solely in the state of Nebraska. As of December 31, 2025, Battle Creek distributed its policies through independent agents in 103 contracted agencies. Battle Creek became affiliated with Nodak Insurance in 2011, and Nodak Insurance provides underwriting, claims management, policy administration, and other administrative services to Battle Creek.

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

Tri-State, Ltd.

Tri-State, Ltd. is an inactive shell corporation.

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

Westminster American Insurance Company

Westminster was a property and casualty insurance company underwriting commercial multi-peril insurance in 18 states and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2025 Annual Report.

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

The consolidated financial statements of NI Holdings presented herein include the financial position and results of operations of NI Holdings, Nodak Insurance, including Nodak Insurance’s subsidiaries of American West, Primero and Battle Creek; Direct Auto, and Westminster (as discontinued operations until the date of sale). Each of the insurance companies is subject to examination and comprehensive regulation by the insurance department of its state of domicile, North Dakota.

Market Overview for Continuing Operations

We market our personal lines products in the upper Midwest states of North Dakota, Nebraska, South Dakota, Arizona, and Minnesota. We offer commercial multi-peril insurance in the states of North Dakota and South Dakota. Prior to our strategic decision to discontinue writing non-standard auto, we marketed this coverage in the states of Illinois, Arizona, Nevada, South Dakota, and North Dakota. The following chart shows our direct premiums written during the last two years and our relative market share within each of our states during the year ended December 31, 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Direct Premiums Written	Direct Premiums Written	Market Size	Rank in State
North Dakota	$176,346	$167,713	$3,835,000	6th
Nebraska	50,787	53,244	8,225,000	32nd
South Dakota	32,046	32,421	4,076,000	29th
Illinois	22,866	78,523	39,270,000	62nd
Minnesota	6,269	3,786	18,907,000	156th
Arizona	1,470	5,180	19,958,000	161st
Nevada	—	1,434	9,601,000	174th
Total direct premiums written	$289,784	$342,301

Market size information is not yet available for the year ended December 31, 2025.

Growth Strategy

We believe we have many opportunities to grow our business. Strategies we employ to achieve this growth include:

•	continued emphasis on our relationship with the NDFB, a key advocacy group for agricultural and rural interests which enjoys a high profile and favorable reputation throughout North Dakota;

•	expansion and enhancement of agency relationships, including the use of technology such as mobile apps, online quoting, and policy issuance initiatives to make it easy for agents and insureds to do business with us;

•	capitalizing on our excellent claims service for all insureds;

•	selective expansion of our insurance products in states where we currently operate, as well as those states where we hold insurance licenses; and

•	consideration of strategic acquisitions and investment opportunities in businesses that align with our growth objectives.

Corporate Capital Strategy

Our philosophy is to deploy capital in a manner that provides long-term protection for our policyholders and creates long-term value for our shareholders. This philosophy is supported by a number of underlying strategies implemented across the organization that are focused on preservation of capital, including:

•	prioritizing the use of data and modeling tools to help estimate the frequency and severity of risks within our insurance portfolio;

•	maintaining a conservatively managed investment portfolio that supports our insurance operations under a wide range of operating and market conditions;

•	ensuring our reinsurance program is designed to provide sufficient protection against material insurance exposures including, but not limited to, catastrophes caused by weather-related events; and

•	relying upon our Enterprise Risk Management framework to identify, quantify, and manage a broad range of risks across the organization.

We view our capital position to consist of three layers, each of which has a specific size and purpose:

•	The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital needed to satisfy state insurance regulatory requirements while supporting our growth objectives. This capital is held by each of our insurance company subsidiaries.

•	The second layer of capital is considered “contingency capital.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme operating conditions. This capital is generally also held by each of our insurance company subsidiaries.

•	The third layer of capital is classified as “excess capital” and represents the excess of the sum of the first two layers. This capital is available for deployment by NI Holdings in conjunction with our excess capital deployment priorities.

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

Private Passenger Auto

Nodak Insurance, American West, and Battle Creek each write private passenger auto insurance to provide protection against liability for bodily injury and property damage arising from automobile accidents as well as protection against loss from damage to automobiles owned by the insured. Private passenger auto accounted for $95,156 (32.8%) of direct premiums written by the Company on a consolidated basis during 2025.

Non-Standard Auto

Primero and Direct Auto write non-standard auto insurance with a focus on minimum-limit auto liability coverage. Non-standard auto insurance accounted for $25,499 (8.8%) of direct premiums written by the Company on a consolidated basis during 2025. We made the strategic decision to stop writing non-standard auto business for Primero in Nevada during 2024 and in Arizona, Illinois, and South Dakota during 2025, and existing policies will be non-renewed.

Home and Farm

Nodak Insurance, American West, and Battle Creek each write homeowners and farmowners policies to provide coverage for damage to buildings, equipment, and contents for a variety of perils, including fire, lightning, wind, hail, and theft. These policies also cover liability arising from injury to other persons or their property while on the insured’s premises. Home and Farm accounted for $115,764 (39.9%) of direct premiums written by the Company on a consolidated basis during 2025.

Crop

Nodak Insurance, American West, and Battle Creek offer crop hail and multi-peril crop insurance policies. Multi-peril crop insurance is a federal program that protects against crop yield losses from all types of natural causes and loss of revenue due to declines in the prices of agricultural products. Crop hail insurance is a private insurance product designed to provide protection against losses to farmers’ crops due primarily to hail damage. Collectively, crop insurance accounted for $36,707 (12.7%) of direct premiums written by the Company on a consolidated basis during 2025.

All Other

In addition to the products described above, Nodak Insurance, American West, and Battle Creek write commercial and excess liability coverages. Collectively, these other coverages accounted for $16,659 (5.8%) of the direct premiums written by the Company on a consolidated basis during 2025. This segment also includes an assumed reinsurance book of business, with $483 of assumed premiums written on a consolidated basis during 2025. The majority of these assumed premiums written are related to a domestic and international reinsurance pool for which the Company made the decision to non-renew its participation as of January 1, 2022, and the associated assumed premiums represent run-off of this business.

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

For the year ended December 31, 2025, no individual agent was responsible for more than 5% of the Company’s direct premiums written.

Agents are compensated through a fixed base commission structure. Agents receive commission as a percentage of premiums as their primary compensation from us. The Risk Management Agency of the U.S. Department of Agriculture (“RMA”) establishes the maximum commission that can be paid to agents with respect to crop insurance policies. Nodak Insurance, Battle Creek, and American West also pay annual profit-sharing commissions with respect to all property and casualty (non-crop) business based on company-specific production metrics related to premiums and profitability.

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

All of the Company’s insurance subsidiaries and affiliate companies are rated “A” Excellent by AM Best, which is the third highest out of 15 possible ratings, under a group rating due to the intercompany pooling reinsurance agreement. Effective May 20, 2025, AM Best affirmed a stable financial strength outlook to the group.

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

Based on 2024 data, Nodak Insurance is the second largest writer of farmowners insurance in North Dakota. Our largest competitors include Farmers Union, North Star Mutual, American Family, and Farmers Alliance insurance companies. In Nebraska and South Dakota, we have a small farmowners market share, which is dominated by the large national and regional carriers.

The principal competitors in our markets for multi-peril crop insurance include Chubb, QBE Insurance Group, Zurich, AgriSompo, and Great American Insurance Group. The premium rates for multi-peril crop insurance are established by the RMA and, accordingly, we compete with other insurance companies on factors such as agency relationships, claim service, and market reputation in the crop insurance market. We believe that our relationship with the NDFB and our leading market share are significant factors in maintaining our market share of the crop insurance business in North Dakota. The Company’s multi-peril crop insurance premiums for North Dakota were $28,976, $30,641, and $39,073 for the years ended December 31, 2025, 2024, and 2023, respectively. Total North Dakota multi-peril crop premiums for the industry were $1,311,424, $1,231,110, and $1,491,650 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Regulation

General

We are subject to extensive regulation, particularly at the state level. This regulation varies by state but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. In general, such regulation is intended for the protection of those who purchase or use insurance products, not the companies that write the policies. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy, and underwriting standards.

State insurance laws and regulations require our insurance company subsidiaries to file financial statements with state insurance departments everywhere they do business, and they are subject to examination by the departments they are domiciled in at any time. Our insurance company subsidiaries prepare statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state in which they are domiciled. Our domiciliary states generally conform to National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures, so our examination reports and other filings generally are accepted by other states. As of December 31, 2025, all of our insurance subsidiaries are domiciled in North Dakota.

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

NAIC Ratios

The NAIC has also developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (“IRIS”). Based on statutory-basis financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. However, a ratio falling outside the usual range may not necessarily be considered adverse. In some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. During the years ended December 31, 2025, 2024, and 2023, none of our insurance company subsidiaries produced results outside the acceptable range for more than three of the IRIS tests.

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

In 2012, the NAIC also adopted the Own Risk Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential report detailing its own internal solvency assessment. Such an assessment is to be tailored to the nature, scale, and complexity of an insurer. This assessment will include the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although our insurance company subsidiaries are exempt from ORSA because of their size, we have incorporated those elements of ORSA that we believe constitute “best practices” into our internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2025, 2024, and 2023, we paid only minimal assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when it becomes probable that we will be subject to an assessment and the amount of such assessment can be estimated. We cannot predict the amount and timing of any future assessments under these laws.

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

As of December 31, 2025, NI Holdings and its subsidiaries had 172 total employees, of which 166 were full-time employees. Employee turnover averaged 39.5% during 2025, compared to 29.0% during 2024, and 22.7% during 2023. A significant portion of this turnover is related to our strategic decision to no longer write non-standard auto coverage in Nevada, Arizona, South Dakota, and Illinois.

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

We attempt to reduce our exposure to catastrophe losses through a disciplined underwriting and risk management approach that emphasizes long-term profitability over short-term gains in premiums or market share, geographical diversification of our operations, and the use of reinsurance. However, there can be no guarantee that our underwriting and risk management efforts will be successful in mitigating our exposure to catastrophe losses or the impact of such losses when they occur. In addition, while we maintain reinsurance coverage with a catastrophe excess of loss program, such coverage may be insufficient to cover our losses. Our reinsurance coverage includes a catastrophe excess of loss program, which in 2025 limited our catastrophe exposure to $20 million retention per event, with $117 million of reinsurance coverage placed in excess of this retention. For 2026, we expect our catastrophe excess of loss program will limit our catastrophe exposure to $20 million retention per event, with $123 million of reinsurance coverage placed in excess of this retention. If we are not able to effectively mitigate our exposure to catastrophe losses, whether through our underwriting process or reinsurance coverage, in the event of such losses our business and results of operations could be adversely affected.

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

All of the Company’s insurance subsidiaries hold a financial strength rating of “A” (Excellent) by AM Best, the third highest rating out of 15 rating classifications. Our most recent rating by AM Best was affirmed on May 20, 2025. Financial strength ratings are used by agents, customers, lenders, and other insurance carriers as a means of assessing the financial strength and quality of insurance companies. If our financial position deteriorates, we may not maintain our favorable financial strength rating from AM Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy because it could cause our current or potential agents to choose other more highly rated competitors or reduce our ability to obtain reinsurance. For additional information, see Part I, Item 1, “Business” and “Financial Strength.”

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

Innovation and emerging technologies, including artificial intelligence, continue to greatly impact the insurance industry. If we are unable to keep pace with the technological changes that our competitors implement, we may not be able to attract and retain customers, adequately price risks, or operate as efficiently as our competitors. In addition, emerging technologies in the automotive industry such as autonomous vehicles, driver-assistance and accident-avoidance features, sensor technology, and other forms of automation may reduce the future need for, or decrease the future pricing of, our auto insurance products.

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

Unpredictable weather conditions and other events such as excessive rain, flooding, droughts, hail, pests, and plant diseases can significantly impact crop prices and yields, creating volatility in our crop insurance business. Additionally, international trade policies, including the imposition of tariffs between major trading partners such as the U.S. and China, can create significant fluctuations in crop prices. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government, or countermeasures that may be taken by other nations. These trade tensions and retaliatory tariffs may affect agricultural commodity prices and create additional market uncertainty in our crop insurance business. In addition, the amount of multi-peril crop insurance business we retain is subject to the terms of the SRA and is dependent on the actual direct loss ratio experience. A significant decrease in crop prices and variability in the loss experience, whether caused by weather events, trade policies, or other events, could have a material negative effect on our business and results of operations.

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

Although reinsurance creates a contractual liability for reinsurers to the extent the risk is transferred, it does not eliminate our liability to policyholders because we remain liable as the primary insurer on all reinsured risks. Our reinsurance program strategically spreads exposure among a group of highly-rated, geographically diverse, and well-capitalized reinsurers. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s. However, we remain subject to credit risk relating to our ability to collect these recoverables. Our reinsurance recoveries are also subject to the underlying losses meeting the qualifying conditions and specified limits within the respective contracts. Additionally, we are subject to the risk that reinsurers may dispute their obligations to pay our claims. Our inability to collect a material recovery from a reinsurer on a timely basis, or at all, could have a material adverse effect on our liquidity, operating results, and financial condition. For additional information, see Part II, Item 8, Note 6 “Reinsurance.”

Business and Operational Risks

The impact of a future pandemic, and related economic conditions, could materially affect our results of operations, financial position, and/or liquidity.

We face risks associated with pandemics, including the impact of reduced economic activity and unemployment, government actions, and capital markets disruption. These risks are unpredictable and difficult to quantify and could vary significantly depending on the extent and duration of the pandemic and related economic conditions, along with potentially impacting each of our business segments and geographic markets differently.

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

As part of our growth strategy, we will continue to evaluate acquisition opportunities. Any acquisitions involve a number of risks that could materially adversely affect our business and operating results, including:

•	problems integrating the acquired operations into our existing business;

•	operating and underwriting results of the acquired operations not meeting our expectations;

•	diversion of management’s time and attention from our existing business;

•	higher than anticipated capital requirements;

•	difficulties in retaining business relationships with agents and policyholders of the acquired company;

•	risks associated with entering markets in which we lack extensive prior experience;

•	tax issues associated with acquisitions;

•	acquisition-related disputes, including disputes over contingent consideration and escrows;

•	loss of key employees of the acquired company;

•	impairment of related goodwill and intangible assets; and

•	changes in strategy resulting in the sale of an acquired business which may result in a capital loss.

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

In 2025, 2024, and 2023, our direct premiums written generated from the multi-peril crop insurance line of business were 11.7%, 9.8%, and 10.2%, respectively, of total written premiums. Through the FCIC, the U.S. government subsidizes insurance companies by assuming an increasingly higher portion of losses incurred by farmers as a result of weather-related and other perils as well as commodity price fluctuations. The U.S. government also subsidizes the premium cost to farmers for multi-peril crop yield and revenue insurance. Without this risk assumption, losses incurred by insurance companies would be higher. Without the premium subsidy, the number of farmers purchasing multi-peril crop insurance would decline significantly. Periodically, members of the U.S. Congress propose to significantly reduce the government’s involvement in the federal crop insurance program in an effort to reduce government spending. If legislation is adopted to reduce the amount of risk the government assumes, the amount of insurance premium subsidy provided to farmers or otherwise reduce the coverage provided under multi-peril crop insurance policies, losses would increase and purchases of multi-peril crop insurance could experience a significant decline nationwide and in our market area. Such changes could have an adverse effect on our results of operations and financial condition.

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

We maintain reserves to cover estimated unpaid losses and expenses necessary to settle claims. The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses, based on facts and circumstances known to us at the time we established the reserves. Reserves are actuarially projected based on historical claims information, industry statistics, anticipated trends, and other factors. Changes in U.S. trade policy, including changes in tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from other countries could result in increased costs for raw materials, components, or finished goods and adversely impact loss severity. In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and cash flows. We are unable to predict the ultimate result and duration of any tariff actions by the U.S. government or countermeasures that may be taken by other nations.

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

Our information security program is directly managed by a dedicated Chief Information Officer, whose team is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Company employees are periodically required to affirm their understanding of several policies and standards, including those related to cybersecurity. Our cybersecurity strategy is primarily focused on network security, data security, vulnerability management, incident management, and disaster recovery. We utilize internal resources as well as third-party consultants and vendors to periodically conduct cybersecurity vulnerability testing, facilitate employee training, perform system assessments, and provide recommendations based on industry best practices.

The Chief Information Officer provides periodic reports to our ERMC related to cybersecurity risks and threats, the status of projects to strengthen our information security systems and controls, assessments of the information security program and related third-party service providers, and the emerging threat landscape. The ERMC provides oversight and support related to our cybersecurity program and consists of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and other appropriate members of senior management who possess the relevant expertise to assess and manage cybersecurity risks as part of the broader enterprise risk management process. Periodic reports are also provided to appropriate members of senior management that include information regarding prevention, detection, mitigation, and remediation efforts related to cybersecurity incidents.

Our Chief Executive Officer, Chief Financial Officer, and Chief Information Officer also provide periodic reports to the Audit Committee of the Board of Directors regarding ERMC activities and assessments, including those related to cybersecurity and cybersecurity incidents. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframes. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from management on our enterprise risk profile on an annual basis.

As of the date of this 2025 Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyberattacks, security breaches, or similar events affecting the technologies and systems we rely on to operate our business and to maintain and protect sensitive Company and customer data could disrupt our operations, harm our reputation, and result in material losses” in Part I, Item 1A, “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

Item 2.	Properties

Our headquarters is located at 1101 First Avenue North, Fargo, North Dakota, which is also the headquarters of Nodak Insurance. Nodak Insurance owns this building and leases a portion of the building to the NDFB and to AFBIS.

Tri-State Ltd. leases the building at 506 5th Street, Spearfish, South Dakota.

Direct Auto leases office space at 8700 West Bryn Mawr Avenue, Chicago, Illinois.

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

Market Information

The Company’s common shares trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol “NODK.” As of February 27, 2026, there were approximately 480 shareholders of record for the Company’s common stock.

Stock Performance Graph

The following graph shows the cumulative total shareholder return (stock price increase plus dividends) on our common stock from December 31, 2020 through December 31, 2025, along with the corresponding returns for the Russell 2000 Index (as the broad stock market index) and the Standard & Poor’s (S&P) 1500 US P&C Insurance Index (as the published industry index). The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2020, and that all dividends were reinvested.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
6/28/2024
12/31/2024
6/30/2025
12/31/2025
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

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remains available under the August 25, 2025 authorization.

Share repurchase activity during the three months ended December 31, 2025, is presented below:

Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)(3) (in thousands)
October 1 – 31, 2025	26,125	$13.45	26,125	$5,549
November 1 – 30, 2025	37,352	13.39	37,352	5,049
December 1 – 31, 2025	37,509	13.33	37,509	4,549
Total	100,986	$13.38	100,986	$4,549

(1)	Shares purchased pursuant to the May 9, 2022 publicly announced share repurchase authorization of up to approximately $10,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to $4,549 under the August 25, 2025, publicly announced share repurchase authorization.
(2)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the consolidated financial statements alone. Unless otherwise noted, the information in the following discussion is being presented for our continuing operations. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” Some of the information contained in this discussion and analysis or set forth elsewhere in this 2025 Annual Report constitutes forward-looking information that involves risks and uncertainties. Please see “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024 as well as discussions of 2023 items and year-over-year comparisons between 2024 and 2023, which were included due to the impacts of discontinued operations for those prior periods.

All dollar amounts, except per share amounts, are in thousands.

Financial Highlights

2025 Consolidated Results of Operations

•	Net loss of $10,413, or ($0.50) per share basic and diluted
•	Net premiums earned of $270,655
•	Net investment income of $11,702
•	Net unfavorable prior year reserve development of $30,330
•	Underwriting loss of $26,724
•	Combined ratio of 109.9%
•	Operating cash flows of ($4,859)

2025 Consolidated Financial Condition

•	Total cash and investments of $378,680
•	Total assets of $506,002
•	Unpaid losses and loss adjustment expenses of $137,855
•	Total liabilities of $265,665
•	Shareholders’ equity of $240,337

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

Years ended December 31, 2025, 2024, and 2023

The consolidated net loss from continuing operations for the Company was $10,413 for the year ended December 31, 2025, compared to net income of $6,600 for the year ended December 31, 2024, and net income of $19,831 for the year ended December 31, 2023.

The major components of our revenues and net income (loss) for the three periods are shown below:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net premiums earned	$270,655	$310,110	$292,117
Fee and other income	997	1,938	1,940
Net investment income	11,702	10,943	8,034
Net investment gains	1,696	2,213	1,929
Total revenues	$285,050	$325,204	$304,020

Components of net income (loss):
Net premiums earned	$270,655	$310,110	$292,117
Losses and loss adjustment expenses	200,788	207,465	186,516
Amortization of deferred policy acquisition costs and other underwriting and general expenses	96,591	104,966	96,957
Underwriting gain (loss)	(26,724)	(2,321)	8,644

Fee and other income	997	1,938	1,940
Net investment income	11,702	10,943	8,034
Net investment gains	1,696	2,213	1,929
Goodwill impairment charge	—	(2,628)	—
Income (loss) from continuing operations before income taxes	(12,329)	10,145	20,547
Income tax expense (benefit)	(1,916)	3,545	716
Net income (loss) from continuing operations	$(10,413)	$6,600	$19,831

Net Premiums Earned

	Year Ended December 31,
	2025	2024	2023
Net premiums earned:
Direct premium	$309,782	$341,885	$325,590
Assumed premium	2,627	2,984	3,570
Ceded premium	(41,754)	(34,759)	(37,043)
Total net premiums earned	$270,655	$310,110	$292,117

Net premiums earned for the year ended December 31, 2025 decreased $39,455, or 12.7%, to $270,655, compared to $310,110 for the year ended December 31, 2024.

Net premiums earned for the year ended December 31, 2024 increased $17,993, or 6.2%, to $310,110, compared to $292,117 for the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Net premiums earned:
Private passenger auto	$91,027	$90,314	$83,360
Non-Standard auto	50,000	95,225	87,760
Home and farm	93,920	90,761	83,389
Crop	21,665	21,142	25,817
All other	14,043	12,668	11,791
Total net premiums earned	$270,655	$310,110	$292,117

Below are comments regarding significant changes in net premiums earned by business segment:

Private passenger auto – Net premiums earned for 2025 increased $713, or 0.8%, from 2024. This increase was driven by new business growth in North Dakota, significant rate increases in South Dakota and Nebraska, and improved retention in North Dakota and Nebraska, partially offset by lower new business and retention levels in South Dakota. Net premiums earned for 2024 increased $6,954, or 8.3%, from 2023. This increase was driven by new business growth in North Dakota as well as significant rate increases in North Dakota, South Dakota, and Nebraska, partially offset by lower new business and retention levels in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability.

Non-Standard auto – Net premiums earned for 2025 decreased $45,225, or 47.5%, from 2024. This decrease was driven by strategic decisions to exit Nevada during 2024 and significantly reduce written premium in the Chicago market for 2025 as well as the decision during the third quarter of 2025 to ultimately stop writing non-standard auto business in Illinois, Arizona, and South Dakota, with existing policies being non-renewed. We anticipate further reductions in net earned premiums over the next twelve months as a result of the decisions to run off these non-standard auto operations. Net premiums earned for 2024 increased $7,465, or 8.5%, from 2023. Results were driven by prior period new business growth in Illinois and Arizona as well as significant rate increases in the Chicago market where our non-standard auto business was concentrated, partially offset by lower retention compared to the prior year and the decision to exit Nevada.

Home and farm – Net premiums earned for 2025 increased $3,159, or 3.5%, from 2024. Results were driven by new business growth, rate increases, and increased insured property values in North Dakota, South Dakota, and Nebraska, partially offset by lower retention rates in South Dakota. In addition, net premiums earned for 2025 were impacted by the recognition of higher ceded premiums earned as a result of reinstatement premium for a significant catastrophe event in North Dakota during the second quarter of 2025. Net premiums earned for 2024 increased $7,372, or 8.8%, from 2023. This increase was driven by new business growth in North Dakota, rate increases, and increased insured property values, which were primarily the result of higher inflationary factors. These increases were partially offset by lower retention rates and new business levels in Nebraska and South Dakota as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for 2025 increased $523, or 2.5%, from 2024. The year-over-year increase was driven by the recognition of more favorable premium adjustments, related to the settlement of prior crop year claims, in the first quarter of 2025 compared to the first quarter of 2024. Net premiums earned for 2024 decreased $4,675, or 18.1%, from 2023. This decrease was driven by a reduction in acres insured and lower commodity prices, which are a key determinant of premiums on a Federal multi-peril crop insurance policy, in the current year.

All other – Net premiums earned for 2025 increased $1,375, or 10.9%, from 2024. This increase was driven by rate and insured value increases for the commercial and excess lines of business. Net premiums earned for 2024 increased $877, or 7.4%, from 2023. This increase was driven by rate and insured value increases for the commercial and excess lines of business, partially offset by the continued run-off of our participation in an assumed domestic and international reinsurance pool of business.

Losses and Loss Adjustment Expenses

	Year Ended December 31,
	2025	2024	2023
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$247,431	$220,991	$195,138
Assumed losses and loss adjustment expenses	606	784	1,140
Ceded losses and loss adjustment expenses	(47,249)	(14,310)	(9,762)
Total net losses and loss adjustment expenses	$200,788	$207,465	$186,516

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2025 decreased $6,677, or 3.2%, to $200,788, compared to $207,465 for the year ended December 31, 2024.

The Company’s net losses and loss adjustment expenses for the year ended December 31, 2024 increased $20,949, or 11.2%, to $207,465, compared to $186,516 for the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Net losses and loss adjustment expenses:
Private passenger auto	$55,258	$51,869	$60,204
Non-Standard auto	67,848	76,130	63,041
Home and farm	61,425	64,561	50,935
Crop	11,140	9,071	10,793
All other	5,117	5,834	1,543
Total net losses and loss adjustment expenses	$200,788	$207,465	$186,516

	Year Ended December 31,
	2025	2024	2023
Loss and loss adjustment expenses ratio:
Private passenger auto	60.7%	57.4%	72.2%
Non-Standard auto	135.7%	79.9%	71.8%
Home and farm	65.4%	71.1%	61.1%
Crop	51.4%	42.9%	41.8%
All other	36.4%	46.1%	13.1%
Total loss and loss adjustment expenses ratio	74.2%	66.9%	63.8%

Below are comments regarding significant changes in net losses and loss adjustment expenses, and the net loss and loss adjustment expenses ratios by business segment:

Private passenger auto – The net loss and loss adjustment expenses ratio increased 3.3 percentage points in 2025 compared to 2024. This increase was driven by higher severity on bodily injury liability losses. The net loss and loss adjustment expenses ratio decreased 14.8 percentage points in 2024 compared to 2023. This decrease was the result of lower levels of weather-related losses in 2024 due to the mild winter in the Midwest compared to elevated winter weather-related losses in 2023 as well as favorable prior year loss reserve development. Both periods were positively affected by earned premium growth.

Non-Standard auto – The net loss and loss adjustment expenses ratio increased 55.8 percentage points in 2025 compared to 2024. This increase was driven by higher unfavorable prior year development on liability loss reserves, primarily related to bodily injury coverage. The net loss and loss adjustment expenses ratio increased 8.1 percentage points in 2024 compared to 2023. This increase was driven by unfavorable prior year loss reserve development related to elevated bodily injury losses, partially offset by earned premium growth resulting from new business growth and significant rate increases.

Home and farm – The net loss and loss adjustment expenses ratio decreased 5.7 percentage points in 2025 compared to 2024. The 2025 net loss and loss adjustment expense ratio was impacted by losses from a significant catastrophe event in North Dakota during the second quarter of 2025 that exceeded the Company’s $20,000 retention as well as the related ceded premiums earned. Although there were no catastrophes during 2024, the net loss and loss adjustment expense ratio for 2024 was impacted by elevated non-catastrophe weather losses in North Dakota and Nebraska. Catastrophe losses, net of reinsurance, for the Home and Farm segment accounted for 21.2 percentage points of the net loss and loss adjustment expense ratio for the year ended December 31, 2025. The net loss and loss adjustment expenses ratio increased 10.0 percentage points in 2024 compared to 2023. This increase was driven by higher loss severity and higher non-catastrophe weather-related losses in North Dakota and Nebraska during 2024 compared 2023.

Crop – The net loss and loss adjustment expenses ratio increased 8.5 percentage points in 2025 compared to 2024. This increase was driven by higher crop hail losses in the current year compared to the prior year. The net loss and loss adjustment expenses ratio increased 1.1 percentage points in 2024 compared to 2023. The strong results for 2024 were the result of favorable crop growing conditions, similar to 2023.

All other – The net loss and loss adjustment expenses ratio decreased 9.7 percentage points in 2025 compared to 2024. This decrease was driven by lower severity on commercial property losses as well as the effects of earned premium growth. The net loss and loss adjustment expenses ratio increased 33.0 percentage points in 2024 compared to 2023. This increase was driven by elevated large loss experience compared to 2023 and an inter-segment reclassification of a large loss during 2023.

Underwriting and General Expenses and Expense Ratio

	Year Ended December 31,
	2025	2024	2023
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$59,993	$71,257	$67,631
Other underwriting and general expenses	36,598	33,709	29,326
Total underwriting and general expenses	$96,591	$104,966	$96,957

Expense ratio	35.7%	33.8%	33.2%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio increased 1.9 percentage points in the year ended December 31, 2025, compared to the same period in 2024. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. The increase in the other underwriting and general expenses is due to strategic investments in human capital and technology during the current year. The overall other underwriting and general expenses for the years ended December 31, 2025 and 2024, were elevated due to costs associated with separation agreements. The overall expense ratio increased 0.6 percentage points in the year ended December 31, 2024, compared to the same period in 2023. The increase in the amortization of deferred policy acquisition costs is due to higher deferrable costs resulting from significant earned premium growth compared to the prior year, including significant growth in the Non-Standard Auto segment which generally pays higher agent commissions than our other segments. The increase in the other underwriting and general expenses is due to the costs incurred in 2024 associated with the execution of separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations.

Underwriting Gain (Loss) and Combined Ratio

	Year Ended December 31,
	2025	2024	2023
Underwriting gain (loss):
Private passenger auto	$5,980	$10,407	$(1,536)
Non-Standard auto	(40,805)	(17,637)	(12,860)
Home and farm	(1,493)	(2,373)	7,557
Crop	5,870	7,189	8,702
All other	3,724	93	6,781
Total underwriting gain (loss)	$(26,724)	$(2,321)	$8,644

	Year Ended December 31,
	2025	2024	2023
Combined ratio:
Private passenger auto	93.4%	88.4%	101.8%
Non-Standard auto	181.6%	118.5%	114.6%
Home and farm	101.6%	102.6%	91.0%
Crop	72.9%	66.0%	66.3%
All other	73.4%	99.3%	42.5%
Total combined ratio	109.9%	100.7%	97.0%

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

The total underwriting gain (loss) decreased $24,403, or 1,051%, for the year ended December 31, 2025, compared to the same period in 2024. The total underwriting gain (loss) decreased $10,965, or 126.9%, for the year ended December 31, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses and the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio increased 9.2 percentage points in the year ended December 31, 2025, compared to the same period in 2024. The overall combined ratio increased 3.7 percentage points in the year ended December 31, 2024, compared to the same period in 2023. These results were driven by the factors discussed in the Losses and Loss Adjustment Expenses and the Underwriting and General Expenses and Expense Ratio sections above.

Fee and Other Income

We had fee and other income of $997, $1,938, and $1,940 for the years ended December 31, 2025, 2024, and 2023, respectively. The decrease in the current year was driven by write-offs of uncollectable premiums receivable as well as strategic reductions in non-standard auto premiums that typically generate the majority of the fee income. Fee and other income for 2024 was generally consistent with 2023 due to elevated other income in 2023.

Goodwill Impairment Charge

We did not have a goodwill impairment charge for the year ended December 31, 2025, compared to $2,628 for the year ended December 31, 2024, and $6,756 for the year ended December 31, 2023. See Part II, Item 8, Note 10 “Goodwill and Other Intangibles” for additional information.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods for continuing operations:

	Year Ended December 31,
	2025	2024	2023
Average cash and invested assets	$386,802	$371,110	$335,821
Net investment income	$11,702	$10,943	$8,034

Gross return on average cash and invested assets	3.9%	3.9%	3.5%
Net return on average cash and invested assets	3.0%	3.0%	2.6%

Net investment income increased $759 for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily driven by the favorable interest rate environment that resulted in higher net investment income on an increased average fixed income securities balance (measured at fair value), partially offset by lower interest rates in the current year for cash and cash equivalents. The increase in average cash and invested assets was driven by changes in the fair value of fixed income securities due to the interest rate environment as well as positive operating cash flows during the first six months of 2025. Net investment income increased $2,909 for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily driven by the favorable interest rate environment which resulted in higher reinvestment rates in our fixed income portfolio as well as higher yields on our cash and cash equivalents, partially offset by higher investment expenses.

Gross and net return on average cash and invested assets remained consistent year-over-year from 2024 to 2025, primarily driven by the favorable interest rate environment that resulted in slightly higher yields for fixed income securities, offset by lower interest rates in the current year periods for cash and cash equivalents.

Gross and net return on average cash and invested assets increased year-over-year from 2023 to 2024, driven by the favorable interest rate environment that resulted in significantly higher net investment income on an increased average balance of fixed income securities as well as cash and cash equivalents (measured at fair value). In addition, the increase in investments in high dividend yield equities resulted in relatively consistent year-over-year dividend income despite a reduction in the average equities balance (measured at fair value). The increase in average cash and invested assets was driven by additional investments in fixed income securities as a result of positive operating cash flows during 2024.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Gross realized gains	$2,386	$1,341	$13,841
Gross realized losses, excluding credit impairment losses	(1,080)	(790)	(1,745)
Net realized gains	1,306	551	12,096
Change in net unrealized gain on equity securities	390	1,662	(10,167)
Net investment gains (losses)	$1,696	$2,213	$1,929

We had net realized gains of $1,306 for the year ended December 31, 2025, compared to $551 for the year ended December 31, 2024, and $12,096 for the year ended December 31, 2023. The net realized gains for the year ended December 31, 2025, were driven by sales of equity securities that were executed as part of the strategic management of our investment portfolio. The elevated net realized gains for the year ended December 31, 2023, were the result of a strategic liquidation of a portfolio of equity securities. The gross realized gains from the sale of these securities were largely offset by the elimination of the unrealized gain position of these securities. No credit impairment losses were reported during any of the periods presented.

We experienced an increase in net unrealized gains on equity securities of $390 and $1,662 during the years ended December 31, 2025 and 2024, respectively. These results were driven by the impact of changes in fair value attributable to overall favorable equity markets during those periods. The change in net unrealized gains on equity securities for 2023 was driven by the equity portfolio liquidation noted above and the impact of changes in fair value attributable to equity market volatility. We had net realized gains on the sale of equity securities of $1,646, $750, and $12,619 during the years ended December 31, 2025, 2024, and 2023, respectively.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $10,180 during the year ended December 31, 2025, compared to net unrealized losses of $191 during the year ended December 31, 2024. The fixed income portfolio experienced net unrealized losses of $9,168 during the year ended December 31, 2023. These changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Income (Loss) before Income Taxes

We had pre-tax loss of ($12,329) for the year ended December 31, 2025, a pre-tax income of $10,145 for the year ended December 31, 2024, and pre-tax income of $20,547 for the year ended December 31, 2023. The year-over-year decrease in 2025 compared to 2024 was largely attributable to higher unfavorable prior year loss reserve development for Non-Standard Auto and higher expenses associated with investments in human capital and technology, partially offset by higher net investment income and lower goodwill impairment charges. The year-over-year decrease in 2024 compared to 2023 was largely attributable to higher loss severity and non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, a goodwill impairment charge for Non-Standard Auto, and expenses incurred related to the separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

Income Tax Expense (Benefit)

We recorded income tax benefit of ($1,916) for the year ended December 31, 2025, income tax expense of $3,545 for the year ended December 31, 2024, and an income tax expense of $716 for the year ended December 31, 2023. Including the impacts of discontinued operations and the loss on sale of discontinued operations, we recorded an income tax benefit of $3,192 for the year ended December 31, 2024, and an income tax expense of $963 for the year ended December 31, 2023. Including the impacts of discontinued operations and the loss on sale of discontinued operations, our effective tax rate for 2025 was 15.5% compared to an effective tax rate of 35.2% and (22.6)% for 2024 and 2023, respectively. Our 2025 effective tax rate was impacted by several factors, but non-taxable compensation-related expenses and prior-year true-ups on the loss on sale of discontinued operations were the most significant drivers of the variance from the statutory rate. Our 2024 effective tax rate was impacted by several factors, but the loss on sale of discontinued operations, non-taxable compensation-related expenses, and non-taxable goodwill impairment charge were the most significant drivers of the variance from the statutory rate. Our 2023 effective tax rate was impacted by several factors, but the 2023 non-taxable goodwill impairment charge was the most significant driver of the variance from the statutory rate. The valuation allowance against certain deferred income tax assets was $2,345 as of December 31, 2025, $2,506 as of December 31, 2024, and $505 as of December 31, 2023.

Net Income (Loss)

We had net loss of ($10,413) for the year ended December 31, 2025, net income of $6,600 for the year ended December 31, 2024, and a net income of $19,831 for the year ended December 31, 2023. The year-over-year decrease in 2025 compared to 2024 was largely attributable to higher unfavorable prior year loss reserve development for Non-Standard Auto and higher expenses associated with investments in human capital and technology, partially offset by higher net investment income and lower goodwill impairment charges. The year-over-year decrease in 2024 compared to 2023 was largely attributable to higher loss severity and non-catastrophe weather-related losses for Home and Farm in the states of North Dakota and Nebraska, unfavorable prior year loss reserve development for Non-Standard Auto, a goodwill impairment charge for Non-Standard Auto, and expenses incurred related to the separation agreements with our former Chief Executive Officer and former Senior Vice President of Operations, partially offset by net earned premium growth, improved loss experience for Private Passenger Auto, and higher net investment income.

Return on Average Equity

For the year ended December 31, 2025, we had annualized return on average equity of (4.3%), compared to annualized return on average equity, after non-controlling interest, of 2.8% and 7.9% for the years ended December 31, 2024 and 2023, respectively.

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

When a claim is reported to one of the insurance companies, its claims personnel or assigned external parties establish a case reserve for the estimated amount of the ultimate payment to the extent it can be determined or estimated. In many cases a default reserve is utilized until the claims personnel can determine a more claim specific amount. The amount of the loss reserve for the reported claim is based primarily upon an evaluation of coverage, liability, damages suffered, and any other information considered pertinent to estimating the exposure presented by the claim. Each claim is contested or settled individually based upon its merits, and some property and casualty claims may take years to resolve, especially in situations where legal action may be involved. Case reserves are reviewed on a regular basis and are updated as new information becomes available.

When a catastrophe occurs, which in our case usually involves the weather perils of wind and hail, we utilize mapping technology, through geographic coding of our property risks, to overlay the path of the storm. This enables us to establish estimated damage amounts based on the wind speed and size of the hail for case or per claim loss amounts. This process allows us to determine within a reasonable time (5-7 days) an estimated number of claims and estimated losses from the storm. We have also begun reviewing the results of the predicted cost of the claim generated by the catastrophe models as a reasonability check on the anticipated cost of the storm. If we estimate the damages to be in excess of half of the retained catastrophe amount, reinsurers are notified of a potential loss so that we can quickly recover reinsurance payments once the retention is exceeded.

We estimate multi-peril crop insurance losses on a quarterly basis based upon historical loss patterns, current crop conditions, current weather patterns, input from crop loss adjusters, and other factors. These estimates have proven to be reasonably accurate indicators of our anticipated losses for this line of business.

Our actuaries assist with the estimation of the liability for unpaid losses and loss adjustment expenses. The actuaries prepare estimates by first deriving an actuarially based estimate of the ultimate cost of total losses and loss adjustment expenses incurred as of the financial statement date based on established actuarial methods as described below or other appropriate methods. We then reduce the estimated ultimate loss and loss adjustment expenses by loss and loss adjustment expenses payments and case reserves carried as of the financial statement date to determine the appropriate IBNR amount. The actuarially determined estimate is based upon indications from various actuarial methodologies including paid chain-ladder, incurred chain-ladder, Bornhuetter-Ferguson, weighted averages of the methods, and judgment. The specific method used to estimate the ultimate losses varies depending on the judgment of the actuaries as to what is the most appropriate for the line of business. Management reviews these estimates and supplements the actuarial analysis with information not fully incorporated into the actuarially based estimate, such as changes in the external business environment and internal company processes. Management may adjust the actuarial estimates based on this supplemental information in order to arrive at the amount recorded in the consolidated financial statements.

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

At December 31, 2025 and 2024, deferred policy acquisition costs (“DAC”) and the related liability for unearned premiums were as follows:

	December 31,
	2025	2024
Deferred policy acquisition costs	$19,209	$26,300
Liability for unearned premiums	106,498	126,498

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

We had gross deferred income tax assets of $12,680 at December 31, 2025, and $15,946 at December 31, 2024, arising primarily from unearned premiums, loss reserve discounting, net unrealized investment losses, and net operating loss carryforwards. A valuation allowance is required to be established for any portion of the deferred income tax asset for which we believe it is more likely than not that it will not be realized. A valuation allowance of $2,345 and $2,506 was maintained at December 31, 2025, and December 31, 2024, respectively.

We had gross deferred income tax liabilities of $4,190 at December 31, 2025, and $6,116 at December 31, 2024, arising primarily from deferred policy acquisition costs and other intangible assets.

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

As of December 31, 2025, we had no material unrecognized income tax benefits or accrued interest and penalties. Federal income tax returns for the years 2021 through 2024 remain subject to examination.

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

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2025, 2024, or 2023. This line of credit is scheduled to expire on December 11, 2026.

The changes in cash and cash equivalents for continuing and discontinued operations for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Net cash flows from operating activities	$(15,272)	$38,506	$51,028
Net cash flows from investing activities	18,839	(4,541)	(8,813)
Net cash flows from financing activities	(2,782)	(3,643)	(7,466)
Net increase (decrease) in cash and cash equivalents	$785	$30,322	$34,749

For the year ended December 31, 2025, net cash used by operating activities totaled $15,272 compared to $38,506 net cash provided by operating activities a year ago. This change was primarily driven by reductions in cash received due to strategic decisions to stop writing non-standard auto in the current year and greater cash received in the prior year from Westminster’s operations prior to the sale.

For the year ended December 31, 2025, net cash provided by investing activities totaled $18,839 compared to $4,541 net cash used by investing activities a year ago. This change was primarily attributable to the decrease in the net cash outflows for fixed income securities in the current year, partially offset by proceeds from the sale of Westminster in the prior year.

For the year ended December 31, 2025, net cash used by financing activities totaled $2,782 compared to $3,643 a year ago. This decrease in cash used was attributable to the final pooling settlement between Nodak Insurance and Westminster in the prior year, partially offset by the resumption of share repurchases in the current year.

For the year ended December 31, 2024, net cash provided by operating activities totaled $38,506 compared to $51,028 net cash provided by operating activities during 2023. This change was primarily driven by the severance payments to our former Chief Executive Officer and former Senior Vice President of Operations in the current year as well as the receipt of a significant income tax refund during 2023.

For the year ended December 31, 2024, net cash used by investing activities totaled $4,541 compared to $8,813 net cash used by investing activities during 2023. This change was primarily attributable to the proceeds from the sale of Westminster as well as a decrease in the net cash outflows for fixed income securities in the current year, partially offset by a decrease in the cash inflows from equity securities in the current year.

For the year ended December 31, 2024, net cash used by financing activities totaled $3,643 compared to $7,466 during 2023. This decrease in cash used was attributable to a reduction in share repurchases in the current year partially offset by the final pooling settlement between Nodak Insurance and Westminster.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $6,730 as of December 31, 2025. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2024 and 2023.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $3,829 as of December 31, 2025. No dividends were declared or paid by Direct Auto during the years ended December 31, 2024 and 2023.

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

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024 and 2023. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

Contractual Obligations

The primary contractual obligations of the Company include gross loss and loss adjustment expenses payments as well as operating and finance lease obligations.

The Company’s unpaid losses and loss adjustment expenses were $137,855 as of December 31, 2025. Historical payment experience indicates that approximately 50% of this amount will be paid during 2026 and another 34% will be paid over the subsequent two years. The actual timing and amounts of these payments in the future may vary.

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

We develop our investment strategies based on a number of factors, including estimated duration of reserve liabilities, short and long-term liquidity needs, general economic conditions, expected rates of inflation and regulatory requirements. The portfolio duration of the fixed income securities in our investment portfolio at December 31, 2025 was 4.53 years. These fixed income securities include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates. These fixed income securities may experience significant fluctuations in fair value resulting from changes in interest rates and are carried as available for sale. We manage the exposure to risks associated with interest rate fluctuations through active management and consultation with our outside fixed income portfolio manager.

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

The table below shows the interest rate sensitivity of our fixed income securities measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes) at December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
Hypothetical Change in Interest Rate	Estimated Change in Fair Value	Fair Value	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(28,158)	$273,235	$(28,085)	$279,627
100 basis point increase	(14,621)	286,772	(14,687)	293,025
No change	—	301,393	—	307,712
100 basis point decrease	13,072	314,465	13,509	321,221
200 basis point decrease	26,832	328,225	27,977	335,689

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

To the Shareholders, Board of Directors, and Audit Committee

NI Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of NI Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited the adjustments to the Company’s 2023 consolidated financial statements to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Losses and Loss Adjustment Expenses

Critical Audit Matter Description

On December 31, 2025, the Company’s liability for unpaid losses and loss adjustment expenses was approximately $138 million. As described in Note 3 and Note 8, the Company’s property and casualty insurance loss and loss expenses reserves (referred to as “losses and loss expenses reserves”), are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims as of the financial statement date. There is significant uncertainty inherent in determining management’s best estimate of the losses and loss expenses reserves, requiring the use of informed actuarially based estimates and management’s judgment. The actuarial estimate of losses and loss expenses reserves is subject to review and adjustment by Company management.

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

To test the Company’s estimate of losses and loss adjustment expenses reserves, our audit procedures included among others:

•	With the assistance of the actuarial specialist, we used the Company’s claims data and other inputs, to develop a range of independent estimates for the losses and loss expenses reserves. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded losses and loss expenses reserves.

•	We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimate.

/s/ Forvis Mazars, LLP

PCAOB ID 686

We have served as the Company’s auditor since 2024.

New York, New York

March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of NI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of NI Holdings, Inc. and Subsidiaries (collectively the “Company”) for the year ended December 31, 2023, and the related notes and the schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). The consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, are not presented herein. In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting for (a) discontinued operations described in Note 3 and Note 20, and (b) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 21, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

PCAOB ID 339

We have served as the Company’s auditor from 2016 to 2024.

Fort Washington, Pennsylvania

March 15, 2024

NI Holdings, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(dollar amounts in thousands, except par value)

	2025	2024
Assets:
Cash and cash equivalents	$51,715	$50,930
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2025 and 2024)	301,393	307,712
Equity securities, at fair value	23,951	24,640
Other investments	1,621	1,812
Total cash and investments	378,680	385,094

Premiums and agents' balances receivable (net of allowance for expected credit losses of $334 at December 31, 2025 and $337 at December 31, 2024)	41,575	52,907
Deferred policy acquisition costs	19,209	26,300
Reinsurance premiums receivable	—	746
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at December 31, 2025 and 2024)	11,957	12,561
Income tax recoverable	11,490	7,017
Accrued investment income	2,462	2,629
Property and equipment, net	6,759	7,547
Deferred income taxes	6,145	7,324
Receivable from Federal Crop Insurance Corporation	15,605	13,223
Goodwill and other intangibles	—	100
Other assets	12,120	11,097
Total assets	$506,002	$526,545

Liabilities:
Unpaid losses and loss adjustment expenses	$137,855	$137,288
Unearned premiums	106,498	126,498
Reinsurance premiums payable	878	—
Accrued expenses and other liabilities	20,434	18,128
Total liabilities	265,665	281,914

Shareholders’ equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued: 23,000,000 shares; and outstanding: 2025 – 20,554,144 shares, 2024 – 20,673,268 shares	230	230
Additional paid-in capital	95,932	95,796
Unearned employee stock ownership plan shares	(212)	(455)
Retained earnings	191,074	201,584
Accumulated other comprehensive loss, net of income taxes	(10,595)	(18,231)
Treasury stock, at cost, 2025 – 2,424,691 shares, 2024 – 2,281,252 shares	(36,092)	(34,293)
Total shareholders’ equity	240,337	244,631

Total liabilities and shareholders’ equity	$506,002	$526,545

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024, and 2023

(dollar amounts in thousands, except per share data)

	2025	2024	2023
Revenues:
Net premiums earned	$270,655	$310,110	$292,117
Fee and other income	997	1,938	1,940
Net investment income	11,702	10,943	8,034
Net investment gains (losses)	1,696	2,213	1,929
Total revenues	285,050	325,204	304,020

Expenses:
Losses and loss adjustment expenses	200,788	207,465	186,516
Amortization of deferred policy acquisition costs	59,993	71,257	67,631
Other underwriting and general expenses	36,598	33,709	29,326
Goodwill impairment charge	—	2,628	—
Total expenses	297,379	315,059	283,473

Income (loss) from continuing operations before income taxes	(12,329)	10,145	20,547
Income tax expense (benefit)	(1,916)	3,545	716
Net income (loss) from continuing operations	(10,413)	6,600	19,831
Net income attributable to non-controlling interest	—	—	250
Net income (loss) from continuing operations attributable to NI Holdings, Inc.	(10,413)	6,600	19,581
Loss from discontinued operations, net of income taxes	—	(1,512)	(25,057)
Loss on sale of discontinued operations, net of income taxes	—	(11,148)	—
Net loss	$(10,413)	$(6,060)	$(5,476)

Earnings (loss) per common share from continuing operations:
Basic	$(0.50)	$0.31	$0.93
Diluted	$(0.50)	$0.31	$0.92

Earnings (loss) per common share:
Basic	$(0.50)	$(0.29)	$(0.26)
Diluted	$(0.50)	$(0.29)	$(0.26)

Share data:
Weighted average common share outstanding used in basic per common share calculations	20,991,331	20,968,545	21,159,073
Dilutive securities	—	120,626	76,532
Weighted average common shares used in diluted per common share calculations	20,991,331	21,089,171	21,235,605

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2025, 2024, and 2023

(dollar amounts in thousands)

	2025
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(10,413)	$—	$(10,413)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	9,840	—	9,840
Reclassification adjustment for net realized losses (gains) included in net income (loss)	340	—	340
Other comprehensive income (loss), before income taxes	10,180	—	10,180
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,544)	—	(2,544)
Other comprehensive income (loss), net of income taxes	7,636	—	7,636

Comprehensive income (loss)	$(2,777)	$—	$(2,777)

	2024
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(6,060)	$—	$(6,060)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(482)	—	(482)
Reclassification adjustment for net realized losses (gains) included in net income (loss)	233	—	233
Other comprehensive income (loss), before income taxes	(249)	—	(249)
Income tax benefit (expense) related to items of other comprehensive income (loss)	96	—	96
Other comprehensive income (loss), net of income taxes	(153)	—	(153)

Comprehensive income (loss)	$(6,213)	$—	$(6,213)

	2023
	Attributable to NI Holdings, Inc.	Attributable to Non-Controlling Interest	Total
Net income (loss)	$(5,476)	$250	$(5,226)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	9,709	363	10,072
Reclassification adjustment for net realized losses (gains) included in net income (loss)	582	—	582
Other comprehensive income (loss), before income taxes	10,291	363	10,654
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,389)	(85)	(2,474)
Other comprehensive income (loss), net of income taxes	7,902	278	8,180

Comprehensive income (loss)	$2,426	$528	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, 2024, and 2023

(dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Treasury Stock	Non- Controlling Interest	Total Shareholders’ Equity
Balance, January 1, 2023	$230	$95,671	$(941)	$214,121	$(29,286)	$(28,818)	$2,230	$253,207
Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(5,476)	—	—	250	(5,226)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	7,902	—	278	8,180
Purchase of treasury stock	—	—	—	—	—	(7,278)	—	(7,278)
Share-based compensation	—	1,366	—	—	—	—	—	1,366
Issuance of vested award shares	—	(822)	—	(269)	—	919	—	(172)
Distribution of employee stock ownership plan shares	—	79	243	—	—	—	—	322
Balance, December 31, 2023	230	96,294	(698)	208,376	(21,384)	(35,177)	2,758	250,399
Battle Creek demutualization	—	—	—	3,832	(1,074)	—	(2,758)	—
Net income (loss)	—	—	—	(6,060)	—	—	—	(6,060)
Impact of Westminster unrealized investment gains/losses	—	—	—	(4,380)	4,380	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	(153)	—	—	(153)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Share-based compensation	—	238	—	—	—	—	—	238
Issuance of vested award shares	—	(858)	—	(184)	—	884	—	(158)
Distribution of employee stock ownership plan shares	—	122	243	—	—	—	—	365
Balance, December 31, 2024	230	95,796	(455)	201,584	(18,231)	(34,293)	—	244,631
Battle Creek demutualization	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(10,413)	—	—	—	(10,413)
Impact of Westminster unrealized investment gains/losses	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	—	—	7,636	—	—	7,636
Purchase of treasury stock	—	—	—	—	—	(2,517)	—	(2,517)
Share-based compensation	—	828	—	—	—	—	—	828
Issuance of vested award shares	—	(778)	—	(97)	—	718	—	(157)
Distribution of employee stock ownership plan shares	—	86	243	—	—	—	—	329
Balance, December 31, 2025	$230	$95,932	$(212)	$191,074	$(10,595)	$(36,092)	$—	$240,337

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024, and 2023

(dollar amounts in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(10,413)	$(6,060)	$(5,226)
Less net loss from discontinued operations, net of income taxes	—	(1,512)	(25,057)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net investment gains	(1,696)	(2,213)	(1,929)
Deferred income tax expense (benefit)	(1,364)	1,901	(1,876)
Depreciation of property and equipment	694	681	692
Amortization/impairment of intangibles	100	—	33
Goodwill impairment charge	—	2,628	—
Distribution of employee stock ownership plan shares	329	365	322
Share-based compensation	828	238	1,366
Amortization of deferred policy acquisition costs	59,993	71,257	67,631
Deferral of policy acquisition costs	(52,902)	(70,767)	(71,746)
Net amortization of premiums and discounts on investments	393	607	928
Gain on sale of property and equipment	(64)	(64)	(52)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	11,332	3,247	(8,808)
Reinsurance premiums receivable / payable	1,624	(2,149)	(424)
Reinsurance recoverables on losses	604	(6,101)	2,126
Income tax recoverable / payable	(4,473)	(7,164)	14,105
Accrued investment income	167	(304)	(179)
Federal Crop Insurance Corporation receivable / payable	(2,382)	4,181	(1,942)
Other assets	(1,023)	(231)	(1,506)
Unpaid losses and loss adjustment expenses	567	18,103	4,889
Unearned premiums	(20,000)	398	15,174
Accrued expenses and other liabilities	2,414	469	(215)
Net cash flows from operating activities – continuing operations	(4,859)	15,082	18,589
Net cash flows from operating activities – discontinued operations	—	10,493	12,608
Net cash flows from operating activities – loss on sale of discontinued operations	—	17,479	—
Total adjustments	(4,859)	43,054	31,197
Net cash flows from operating activities	(15,272)	38,506	51,028

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	42,563	43,633	33,888
Proceeds from sales of equity securities	10,768	7,587	39,020
Purchases of fixed income securities	(26,797)	(62,561)	(56,318)
Purchases of equity securities	(8,043)	(7,833)	(11,741)
Purchases of property and equipment	(217)	(991)	(661)
Proceeds from sales of property and equipment	374	280	147
Proceeds from disposition of Westminster	—	12,272	—
Other	191	194	—
Net cash flows from investing activities – continuing operations	18,839	(7,419)	4,335
Net cash flows from investing activities – discontinued operations	—	2,878	(13,148)
Net cash flows from investing activities	18,839	(4,541)	(8,813)

Cash flows from financing activities:
Purchase of treasury stock	(2,517)	—	(7,278)
Pooling (payments) receipts	—	(10,444)	(28,114)
Principal repayments of finance leases	(108)	(99)	(16)
Issuance of vested award shares	(157)	(158)	(172)
Net cash flows from financing activities – continuing operations	(2,782)	(10,701)	(35,580)
Net cash flows from financing activities – discontinued operations	—	7,058	28,114
Net cash flows from financing activities	(2,782)	(3,643)	(7,466)

Net change in cash and cash equivalents	785	30,322	34,749
(Increase) decrease in cash and cash equivalents – discontinued operations	—	(20,429)	(27,574)
Net increase (decrease) in cash and cash equivalents – continuing operations	785	9,893	7,175

Cash and cash equivalents at beginning of period – continuing operations	50,930	41,037	33,862

Cash and cash equivalents at end of period – continuing operations	$51,715	$50,930	$41,037

Federal and state income taxes paid (net of refunds received)	$3,921	$2,853	$(11,102)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023
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

These consolidated financial statements include the financial position and results of operations of NI Holdings and the following other entities:

Nodak Insurance Company

Nodak Insurance is the largest domestic property and casualty insurance company based in North Dakota, offering private passenger auto, homeowners, farmowners, commercial multi-peril, excess lines, dwelling, crop hail, and Federal multi-peril crop insurance coverages through its captive agents in the state.

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

Westminster American Insurance Company

Westminster was a property and casualty insurance company underwriting commercial multi-peril insurance in 18 states and the District of Columbia. Westminster was sold to Scott Insurance Holdings on June 30, 2024. Subsequent to the date of sale, Westminster is reflected as discontinued operations within our Consolidated Balance Sheets and Consolidated Statements of Operations. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2025 Annual Report.

Organizational Structure and Credit Ratings

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies as of December 31, 2025, are rated “A” Excellent by AM Best. The same executive management team provides oversight and strategic direction for the entire organization.

2.	Recent Accounting Pronouncements

Adopted

Improvements to Income Tax Disclosures

In the fourth quarter of 2025, the Company adopted the annual disclosure requirements of ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” issued by the FASB in December 2023 on a retrospective basis. The amendments require that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. See Item II, Part 8, Note 14 “Income Taxes” section of this Annual Report for applicable disclosures required by this guidance.

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

Not Yet Adopted

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

Fair values are based on quoted market prices or independent pricing services, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the effective interest method. Net investment income includes interest and dividend income together with amortization of purchase premiums and discounts and is net of investment management and custody fees. Realized gains and losses on investments are determined using the specific identification method and are included in net investment gains (losses), along with the change in unrealized gains and losses on equity securities. Other invested assets that do not have observable inputs and little or no market activity are carried on a cost basis, which approximates fair value. The carrying value of these other invested assets was $1,621 at December 31, 2025 and $1,812 at December 31, 2024.

Credit losses are recognized through an allowance account. We, along with our investment advisors, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses. The available-for-sale impairment model requires an estimate of expected credit losses only when the fair value of the available-for-sale fixed income security is below its amortized cost basis. The Company considers a number of factors when determining if an allowance for credit losses is necessary including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. The Company determines the credit loss component of fixed income securities by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized as an impairment loss in net realized investment gains (losses). Credit impairments are recognized as an allowance on the Consolidated Balance Sheet with a corresponding adjustment to earnings.

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

Income Taxes

Insurance companies typically pay state premium taxes rather than state income taxes. However, the Company is subject to state income taxes in the states of Illinois and Nebraska in conjunction with state premium taxes. Additionally, NI Holdings, on a stand-alone basis, is subject to state income taxes in the state of North Dakota for income or losses generated as a separate financial entity. State premium taxes are included as a part of amortization of deferred policy acquisition costs. State income taxes are reported along with federal income taxes as income tax expense (benefit).

The Company did not have any material uncertain tax positions as of December 31, 2025 and 2024. The Company’s policy is to recognize tax-related interest and penalties accrued related to unrecognized benefits as a component of income tax expense. The Company did not recognize any tax-related interest and penalties, nor did it have any tax-related interest or penalties accrued, on uncertain tax positions as of December 31, 2025 and 2024.

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Credit losses are recognized through an allowance account developed using the current expected credit loss model (“CECL”) model. The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, historical experience, current economic conditions, and other relevant factors. Management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s., and there is no history of write-offs.

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

If our qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount or we choose to bypass the qualitative assessment, we will perform a quantitative assessment that compares the reporting unit’s carrying value with its estimated fair value. The determination of the fair value of our reporting units is based on a market approach that considers benchmark company market multiples, an income approach that utilizes discounted cash flows, or another generally accepted method. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. Should the carrying value exceed the estimated fair value, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total goodwill assigned to the reporting unit.

For the goodwill arising from the acquisition of Primero in 2014, we determined that it was appropriate to perform a quantitative assessment during the fourth quarter of 2024. Based on our quantitative assessment as described above, we concluded that the goodwill related to Primero was fully impaired as of December 31, 2024, primarily due to Primero’s expected future performance being well below initial projections and expectations as a result of strategic initiatives. We did not record any impairments of goodwill for this reporting unit during the year ended December 31, 2023.

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

Intangible assets arising from the acquisition of Direct Auto in 2018 represent the estimated fair values of certain intangible assets, including a favorable lease contract, a state insurance license, the value of the Direct Auto trade name, and the value of business acquired (“VOBA”). The state insurance license asset has an indefinite life, while the Direct Auto trade name was amortized over five years from the August 31, 2018 acquisition/valuation date. The favorable lease contract and VOBA assets have been fully amortized. Based on our assessment, we concluded that the state insurance license intangible asset was fully impaired as of December 31, 2025, primarily due to the Company’s strategic decision to stop writing non-standard auto business for Direct Auto in Illinois and non-renew existing policies. We did not record any impairments of the intangible assets for this reporting unit during the years ended December 31, 2024 or 2023.

Other intangible assets arising from the acquisition of Westminster represented the estimated fair values of certain intangible assets, including state insurance licenses, the value of Westminster’s distribution network, the value of the Westminster trade name, and the VOBA. The state insurance license asset had an indefinite life, while the distribution networks asset and Westminster trade name were being amortized over twenty years and ten years, respectively, from the January 1, 2020 acquisition/valuation date until the date of sale on June 30, 2024. The VOBA asset had been fully amortized at the date of the sale of Westminster. We did not record any impairments of the other intangible assets for this reporting unit during the year ended December 31, 2023.

Discontinued Operations

On May 7, 2024, NI Holdings entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell its subsidiary, Westminster, to Scott Insurance Holdings, a privately owned Maryland limited liability company. Scott Insurance Holdings is affiliated with John Scott, Sr., the father of the president of Westminster, John Scott, Jr. The sale closed on June 30, 2024. The Purchase Agreement included a cash purchase price of $10,500, subject to certain post-closing adjustments, including a post-closing payment to NI Holdings for the amount by which the ending statutory surplus balance for Westminster exceeded $20,000. The post-closing payment received from Scott Insurance Holdings during the third quarter of 2024 was $1,772 and has been included as an adjustment to the purchase price for the calculation of the loss on the sale of Westminster. The sale of Westminster, which represented the majority of our Commercial segment in prior periods, was a strategic shift that has had a major effect on our operations and financial results. Therefore, Westminster has been reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for all periods presented in this 2025 Annual Report. All current and prior periods reflected in this 2025 Annual Report have been presented as continuing and discontinued operations, unless otherwise noted. For additional information see Part II, Item 8, Note 20 “Discontinued Operations” of this 2025 Annual Report.

4.	Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,643	$—	$146	$(73)	$10,716
Obligations of states and political subdivisions	50,530	—	168	(4,648)	46,050
Corporate securities	125,978	—	1,434	(3,607)	123,805
Residential mortgage-backed securities	73,022	—	679	(5,002)	68,699
Commercial mortgage-backed securities	29,376	—	182	(2,030)	27,528
Asset-backed securities	21,519	—	200	(310)	21,409
Redeemable preferred stocks	3,736	—	—	(550)	3,186
Total fixed income securities	$314,804	$—	$2,809	$(16,220)	$301,393

	December 31, 2024
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$12,601	$—	$8	$(335)	$12,274
Obligations of states and political subdivisions	48,559	—	184	(4,920)	43,823
Corporate securities	123,585	—	206	(7,517)	116,274
Residential mortgage-backed securities	53,714	—	44	(4,981)	48,777
Commercial mortgage-backed securities	30,062	—	65	(2,943)	27,184
Asset-backed securities	59,046	—	386	(3,301)	56,131
Redeemable preferred stocks	3,737	—	—	(488)	3,249
Total fixed income securities	$331,304	$—	$893	$(24,485)	$307,712

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,208	$10,097
After one year through five years	73,908	72,140
After five years through ten years	64,118	63,599
After ten years	38,917	34,735
Mortgage / asset-backed securities	123,917	117,636
Redeemable preferred stocks	3,736	3,186
Total fixed income securities	$314,804	$301,393

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$5,750	$5,696
After one year through five years	57,986	55,882
After five years through ten years	79,544	74,070
After ten years	41,465	36,723
Mortgage / asset-backed securities	142,822	132,092
Redeemable preferred stocks	3,737	3,249
Total fixed income securities	$331,304	$307,712

Fixed income securities and cash with a fair value of $4,574 at December 31, 2025, and $5,634 at December 31, 2024, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	December 31, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$997	$(5)	$3,433	$(68)	$4,430	$(73)
Obligations of states and political subdivisions	2,976	(93)	35,429	(4,555)	38,405	(4,648)
Corporate securities	2,081	(147)	62,738	(3,460)	64,819	(3,607)
Residential mortgage-backed securities	3,273	(15)	33,503	(4,987)	36,776	(5,002)
Commercial mortgage-backed securities	—	—	19,754	(2,030)	19,754	(2,030)
Asset-backed securities	1,433	(108)	5,832	(202)	7,265	(310)
Redeemable preferred stocks	—	—	3,186	(550)	3,186	(550)
Total fixed income securities	$10,760	$(368)	$163,875	$(15,852)	$174,635	$(16,220)

	December 31, 2024
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$5,443	$(109)	$4,177	$(226)	$9,620	$(335)
Obligations of states and political subdivisions	8,465	(143)	29,428	(4,777)	37,893	(4,920)
Corporate securities	25,790	(481)	76,364	(7,036)	102,154	(7,517)
Residential mortgage-backed securities	20,827	(451)	23,159	(4,530)	43,986	(4,981)
Commercial mortgage-backed securities	1,409	(50)	19,442	(2,893)	20,851	(2,943)
Asset-backed securities	10,926	(122)	20,579	(3,179)	31,505	(3,301)
Redeemable preferred stocks	—	—	3,249	(488)	3,249	(488)
Total fixed income securities	$72,860	$(1,356)	$176,398	$(23,129)	$249,258	$(24,485)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses for the years ended December 31, 2025 and 2024. See Item II, Part 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section for additional information.

Net investment income for continuing and discontinued operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Continuing operations:
Fixed income securities	$12,619	$11,401	$9,418
Equity securities	904	904	874
Real estate	333	355	391
Cash and cash equivalents	1,264	1,699	456
Total gross investment income	15,120	14,359	11,139
Investment expenses	3,418	3,416	3,105
Net investment income – continuing operations	11,702	10,943	8,034
Net investment income – discontinued operations	—	1,419	2,422
Net investment income	$11,702	$12,362	$10,456

Net investment gains (losses) for continuing and discontinued operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Continuing Operations:
Gross realized gains:
Fixed income securities	$66	$12	$1
Equity securities	2,320	1,329	13,840
Total gross realized gains	2,386	1,341	13,841

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(406)	(211)	(524)
Equity securities	(674)	(579)	(1,221)
Total gross realized losses, excluding credit impairment losses	(1,080)	(790)	(1,745)

Net realized gains	1,306	551	12,096

Change in net unrealized gains on equity securities	390	1,662	(10,167)
Net investment gains (losses) – continuing operations	1,696	2,213	1,929
Net investment gains (losses) – discontinued operations	—	116	195
Net investment gains (losses)	$1,696	$2,329	$2,124

Non-cash investment transactions were $909 for the year ended December 31, 2025 and $0 for the years ended December 31, 2024 and 2023. The activity in the current year consisted of one non-cash exchange of a fixed income security and a stock spin-off transaction.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the years ended December 31, 2025, 2024, or 2023. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at December 31, 2025 or 2024.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,716	$—	$10,716	$—
Obligations of states and political subdivisions	46,050	—	46,050	—
Corporate securities	123,805	—	123,805	—
Residential mortgage-backed securities	68,699	—	68,699	—
Commercial mortgage-backed securities	27,528	—	27,528	—
Asset-backed securities	21,409	—	21,409	—
Redeemable preferred stock	3,186	—	3,186	—
Total fixed income securities	301,393	—	301,393	—

Equity securities – common stock	23,951	23,951

Money market accounts and cash equivalents	10,165	10,165	—	—
Total assets at fair value	$335,509	$34,116	$301,393	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$12,274	$—	$12,274	$—
Obligations of states and political subdivisions	43,823	—	43,823	—
Corporate securities	116,274	—	116,274	—
Residential mortgage-backed securities	48,777	—	48,777	—
Commercial mortgage-backed securities	27,184	—	27,184	—
Asset-backed securities	56,131	—	56,131	—
Redeemable preferred stocks	3,249	—	3,249	—
Total fixed income securities	307,712	—	307,712	—

Equity securities – common stock	24,640	24,640

Money market accounts and cash equivalents	10,950	10,950	—	—
Total assets at fair value	$343,302	$35,590	$307,712	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2025 or 2024.

6.	Reinsurance

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

During the year ended December 31, 2025, the Company maintained property catastrophe reinsurance protection covering $117,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $4,000 in excess of $1,000 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $20,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the FCIC.

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

For 2026, the Company’s catastrophe retention will remain consistent with 2025 at $20,000 and the reinsurance protection will cover $123,000. The lower limit for 2025 was primarily due to the sale of Westminster, which drove the top end of the catastrophe modeling results. Our per risk excess of loss treaty provides coverage of $3,900 in excess of $1,100 for property risks, and a property per-risk facultative contract is in place to provide coverage up to $35,000 in excess of $5,000 per property. There were no changes made to limits, retentions, or attachment points in our other reinsurance contracts.

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the CECL model. See the Part II, Item 8, Note 3 “Summary of Significant Accounting Policies and Basis of Presentation” section for additional information. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, the state of reinsurer relations in general, and other relevant factors. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At December 31, 2025, and December 31, 2024, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Year Ended December 31,
	2025		2024		2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$289,784	$309,782	$383,933	$380,968	$418,399	$401,945
Assumed premium	2,625	2,627	2,967	2,984	3,098	3,570
Ceded premium	(41,754)	(41,754)	(43,503)	(42,786)	(54,848)	(54,378)
Net premiums	$250,655	$270,655	$343,397	$341,166	$366,649	$351,137

The reconciliations of the Company’s direct to net premiums on both a written and an earned basis for the current year-to-date and comparable prior year-to-date amounts, segregated between continuing and discontinued operations, are shown below:

	Year Ended December 31,
	2025		2024		2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Continuing operations:
Direct premium	$289,784	$309,782	$342,301	$341,885	$341,234	$325,590
Assumed premium	2,625	2,627	2,967	2,984	3,098	3,570
Ceded premium	(41,754)	(41,754)	(34,760)	(34,759)	(37,043)	(37,043)
Net premiums	$250,655	$270,655	$310,508	$310,110	$307,289	$292,117

	Year Ended December 31,
	2025		2024		2023
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Discontinued operations:
Direct premium	$—	$—	$41,632	$39,083	$77,165	$76,355
Assumed premium	—	—	—	—	—	—
Ceded premium	—	—	(8,743)	(8,027)	(17,805)	(17,335)
Net premiums	$—	$—	$32,889	$31,056	$59,360	$59,020

A reconciliation of direct to net losses and loss adjustment expenses, presented on a consolidated basis, including both continuing and discontinued operations, is as follows:

	Year Ended December 31,
	2025	2024	2023
Direct losses and loss adjustment expenses	$247,431	$249,344	$293,978
Assumed losses and loss adjustment expenses	606	784	1,140
Ceded losses and loss adjustment expenses	(47,249)	(19,157)	(50,706)
Net losses and loss adjustment expenses	$200,788	$230,971	$244,412

The reconciliations for current and prior year continuing and discontinued operations of direct to net losses and loss adjustment expenses is as follows:

	Year Ended December 31,
	2025	2024	2023
Continuing Operations:
Direct losses and loss adjustment expenses	$247,431	$220,991	$195,138
Assumed losses and loss adjustment expenses	606	784	1,140
Ceded losses and loss adjustment expenses	(47,249)	(14,310)	(9,762)
Net losses and loss adjustment expenses	$200,788	$207,465	$186,516

	Year Ended December 31,
	2025	2024	2023
Discontinued Operations:
Direct losses and loss adjustment expenses	$—	$28,353	$98,840
Assumed losses and loss adjustment expenses	—	—	—
Ceded losses and loss adjustment expenses	—	(4,847)	(40,944)
Net losses and loss adjustment expenses	$—	$23,506	$57,896

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

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$26,300	$34,120	$29,768
Deferral of policy acquisition costs	52,902	79,363	87,343
Amortization of deferred policy acquisition costs	(59,993)	(79,185)	(82,991)
Westminster balance disposed in sale	—	(7,998)	—
Balance, end of year	$19,209	$26,300	$34,120

The tables for current and prior year continuing and discontinued operations showing the deferred policy acquisition costs and assets reconciliation are shown below:

	Year Ended December 31,
	2025	2024	2023
Continuing operations:
Balance, beginning of year	$26,300	$26,790	$22,675
Deferral of policy acquisition costs	52,902	70,767	71,746
Amortization of deferred policy acquisition costs	(59,993)	(71,257)	(67,631)
Balance, end of year	$19,209	$26,300	$26,790

	Year Ended December 31,
	2025	2024	2023
Discontinued operations:
Balance, beginning of period	$—	7,330	7,093
Deferral of policy acquisition costs	—	8,596	15,597
Amortization of deferred policy acquisition costs	—	(7,928)	(15,360)
Westminster balance disposed in sale	—	(7,998)	—
Balance, end of year	$—	$—	$7,330

8.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows for both continuing and discontinued operations:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$137,288	$217,119	$190,459
Reinsurance recoverables on losses	12,561	48,969	37,575
Net balance, beginning of year	124,727	168,150	152,884

Incurred related to:
Current year	170,458	218,063	223,960
Prior years	30,330	12,908	20,452
Total incurred	200,788	230,971	244,412

Paid related to:
Current year	112,532	131,570	138,600
Prior years	87,085	80,636	90,548
Total paid	199,617	212,206	229,148

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	—	107,508	—
Reinsurance recoverables on losses	—	45,320	—
Net balance, date of sale	—	62,188	—

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	137,855	137,288	217,119
Reinsurance recoverables on losses	11,957	12,561	48,969
Net balance, end of year	$125,898	$124,727	$168,150

During the year ended December 31, 2025, the Company’s incurred reported losses and loss adjustment expense included $30,330 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development on liability loss reserves for the Direct Auto non-standard auto business, primarily related to bodily injury coverage. During the year ended December 31, 2024, the Company’s incurred reported losses and loss adjustment expense included $12,908 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Direct Auto non-standard auto business, partially offset by favorable development in Battle Creek, American West, Primero, and Nodak Insurance. During the year ended December 31, 2023, the Company’s incurred reported losses and loss adjustment expenses included $20,452 of net unfavorable development on prior accident years, primarily attributable to unfavorable development for the Westminster commercial and Direct Auto non-standard auto businesses partially offset by favorable development for Battle Creek, American West, and Nodak Insurance. During 2024, Westminster was sold and all associated liabilities were included in the sale.

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

The tables for the current and comparable prior year continuing and discontinued operations showing the liability for unpaid losses and loss adjustment expense are shown below:

	Year Ended December 31,
	2025	2024	2023
Continuing operations:
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$137,288	$119,185	$114,296
Reinsurance recoverables on losses	12,561	6,460	8,586
Net balance, beginning of year	124,727	112,725	105,710

Incurred related to:
Current year	170,458	193,948	184,210
Prior years	30,330	13,517	2,306
Total incurred	200,788	207,465	186,516

Paid related to:
Current year	112,532	126,006	121,466
Prior years	87,085	69,457	58,036
Total paid	199,617	195,463	179,502

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	137,855	137,288	119,185
Reinsurance recoverables on losses	11,957	12,561	6,460
Net balance, end of year	$125,898	$124,727	$112,725

	Year Ended December 31,
	2025	2024	2023
Discontinued operations:
Balance, beginning of year:
Liability for unpaid losses and loss adjustment expenses	$—	$97,934	$76,163
Reinsurance recoverables on losses	—	42,509	28,989
Net balance, beginning of year	—	55,425	47,174

Incurred related to:
Current year	—	24,115	39,750
Prior years	—	(609)	18,146
Total incurred	—	23,506	57,896

Paid related to:
Current year	—	5,564	17,132
Prior years	—	11,179	32,512
Total paid	—	16,743	49,644

Westminster balances disposed in sale:
Liability for unpaid losses and loss adjustment expenses	—	107,508	—
Reinsurance recoverables on losses	—	45,320	—
Net balance, date of sale	—	62,188	—

Balance, end of year:
Liability for unpaid losses and loss adjustment expenses	—	—	97,934
Reinsurance recoverables on losses	—	—	42,509
Net balance, end of year	$—	$—	$55,425

The tables on the following pages present information, organized by our primary operating segments, about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage), and an individual claim event may result in more than one reported claim (such as a car accident with both property and liability damages). The Company considers a claim that does not result in a liability as a claim closed without payment. The segment information presented in the tables is prior to the effects of the intercompany reinsurance pooling arrangement.

The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2016 through December 31, 2024, which we present as supplementary information.

Private Passenger Auto	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025										At December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2016	$40,227	$39,260	$39,057	$39,314	$38,535	$38,416	$38,601	$38,566	$38,536	$38,620	$—	14,344
2017	—	40,779	40,199	40,120	40,427	40,488	40,520	40,471	40,449	40,468	(2)	13,847
2018	—	—	44,925	43,428	43,641	43,575	43,807	43,733	43,896	43,851	(8)	14,753
2019	—	—	—	53,769	53,328	53,364	52,802	52,749	52,535	52,585	18	16,616
2020	—	—	—	—	46,247	48,519	47,403	47,174	46,713	46,913	163	13,665
2021	—	—	—	—	—	57,316	57,176	57,431	57,215	57,102	177	15,523
2022	—	—	—	—	—	—	66,711	65,132	64,180	64,094	328	16,335
2023	—	—	—	—	—	—	—	62,357	61,917	62,721	985	13,986
2024	—	—	—	—	—	—	—	—	54,082	55,656	1,370	11,533
2025	—	—	—	—	—	—	—	—	—	52,244	4,637	8,801
									Total	$514,254

* Prior years unaudited

Private Passenger Auto	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$29,009	$35,845	$37,307	$38,108	$37,833	$38,173	$38,303	$38,539	$38,539	$38,620
2017	—	31,033	37,050	38,331	39,738	40,111	40,294	40,315	40,398	40,469
2018	—	—	34,358	40,213	41,479	42,820	43,074	43,225	43,337	44,357
2019	—	—	—	42,414	48,414	50,370	51,556	52,060	52,437	52,567
2020	—	—	—	—	35,495	42,585	45,670	46,211	46,204	46,731
2021	—	—	—	—	—	42,326	52,256	54,243	56,030	56,451
2022	—	—	—	—	—	—	49,911	59,556	61,679	62,488
2023	—	—	—	—	—	—	—	45,452	55,548	57,783
2024	—	—	—	—	—	—	—	—	39,617	49,302
2025	—	—	—	—	—	—	—	—	—	36,848
									Total	$485,616
All outstanding liabilities prior to 2016, net of reinsurance										13
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										28,650

* Prior years unaudited

Non- Standard Auto (Primero & Direct Auto)	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025										At December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2016	$30,514	$24,708	$23,606	$23,989	$22,884	$22,267	$21,947	$22,095	$22,168	$22,265	$8	12,921
2017	—	32,098	27,275	24,414	23,189	22,221	21,903	22,224	22,327	22,518	15	13,505
2018	—	—	36,236	34,466	33,743	32,307	32,038	32,741	33,020	33,104	24	16,525
2019	—	—	—	37,196	36,864	35,810	36,100	36,659	36,646	36,749	44	16,359
2020	—	—	—	—	33,054	31,743	32,507	34,657	34,475	35,748	948	14,390
2021	—	—	—	—	—	40,652	40,612	45,337	46,412	46,009	(81)	15,931
2022	—	—	—	—	—	—	39,514	43,372	51,912	56,647	751	14,405
2023	—	—	—	—	—	—	—	50,415	57,445	69,433	3,039	15,464
2024	—	—	—	—	—	—	—	—	59,465	68,980	6,797	12,885
2025	—	—	—	—	—	—	—	—	—	40,280	14,092	5,252
Total										$431,733

* Prior years unaudited

Non-Standard Auto (Primero & Direct Auto)	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$8,935	$15,154	$18,349	$20,515	$21,032	$21,495	$21,794	$21,984	$22,044	$22,202
2017	—	8,733	14,641	18,238	19,826	20,604	21,528	22,063	22,173	22,378
2018	—	—	11,526	22,821	26,820	28,489	30,489	32,202	32,663	32,873
2019	—	—	—	16,503	26,221	29,953	32,370	34,915	35,916	36,329
2020	—	—	—	—	14,077	23,046	27,160	30,419	32,688	34,197
2021	—	—	—	—	—	18,611	30,155	36,890	41,590	44,261
2022	—	—	—	—	—	—	14,966	29,533	42,122	51,142
2023	—	—	—	—	—	—	—	18,300	38,279	56,673
2024	—	—	—	—	—	—	—	—	18,873	43,510
2025	—	—	—	—	—	—	—	—	—	12,299
									Total	$355,864
All outstanding liabilities prior to 2016, net of reinsurance										70
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$75,939

* Prior years unaudited

Home and Farm	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025										At December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2016	$45,713	$44,513	$44,945	$44,597	$44,728	$44,745	$44,809	$44,788	$44,787	$44,792	$—	6,354
2017	—	42,112	41,593	41,882	41,779	41,804	41,640	41,590	41,646	41,756	8	4,958
2018	—	—	42,486	43,840	43,747	43,682	43,712	43,731	43,681	43,680	—	4,595
2019	—	—	—	45,334	45,828	45,471	45,352	45,106	45,050	45,049	2	5,525
2020	—	—	—	—	36,264	35,668	34,656	34,761	34,813	34,789	3	4,119
2021	—	—	—	—	—	53,079	50,322	50,759	50,592	50,520	78	5,385
2022	—	—	—	—	—	—	112,049	105,409	105,328	105,052	279	8,439
2023	—	—	—	—	—	—	—	57,205	56,985	56,680	543	4,337
2024	—	—	—	—	—	—	—	—	65,092	65,676	973	4,316
2025	—	—	—	—	—	—	—	—	—	61,379	5,037	3,730
									Total	$549,373

* Prior years unaudited

Home and Farm	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$37,655	$44,942	$44,270	$44,529	$44,583	$44,650	$44,690	$44,736	$44,787	$44,792
2017	—	34,657	38,928	40,441	40,941	41,414	41,504	41,506	41,516	41,523
2018	—	—	37,880	42,814	43,178	43,549	43,634	43,688	43,681	43,680
2019	—	—	—	38,718	43,253	44,119	44,847	45,053	45,046	45,047
2020	—	—	—	—	29,273	33,988	34,243	34,688	34,784	34,786
2021	—	—	—	—	—	41,096	48,890	50,117	50,403	50,749
2022	—	—	—	—	—	—	92,482	101,957	104,321	104,593
2023	—	—	—	—	—	—	—	46,607	54,304	55,827
2024	—	—	—	—	—	—	—	—	54,904	64,029
2025	—	—	—	—	—	—	—	—	—	51,596
									Total	$536,622
All outstanding liabilities prior to 2016, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$12,751

* Prior years unaudited

Crop	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025										At December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
(in thousands, except claim counts)
2016	$20,209	$19,582	$19,487	$19,487	$19,487	$19,487	$19,487	$19,487	$19,487	$19,496	$—	2,806
2017	—	33,734	34,181	34,181	34,181	34,181	34,181	34,181	34,181	34,177	—	2,968
2018	—	—	12,506	11,730	11,730	11,730	11,730	11,730	11,730	11,767	—	2,147
2019	—	—	—	33,913	37,629	37,629	37,629	37,630	37,629	37,618	—	3,101
2020	—	—	—	—	28,688	28,759	28,759	28,760	28,759	28,739	—	2,442
2021	—	—	—	—	—	28,574	28,144	28,146	28,143	28,138	—	2,726
2022	—	—	—	—	—	—	21,834	20,745	20,740	20,741	—	2,021
2023	—	—	—	—	—	—	—	12,728	11,399	11,391	1	1,640
2024	—	—	—	—	—	—	—	—	12,463	12,323	10	1,470
2025	—	—	—	—	—	—	—	—	—	12,314	104	1,464
Total										$216,704

* Prior years unaudited

Crop	Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31, 2025
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$16,444	$19,487	$19,487	$19,487	$19,487	$19,487	$19,487	$19,487	$19,487	$19,496
2017	—	32,768	34,181	34,181	34,181	34,181	34,181	34,181	34,181	34,177
2018	—	—	10,737	11,730	11,730	11,730	11,730	11,730	11,730	11,767
2019	—	—	—	26,208	37,629	37,629	37,629	37,629	37,629	37,618
2020	—	—	—	—	27,952	28,759	28,759	28,759	28,759	28,739
2021	—	—	—	—	—	29,424	28,143	28,143	28,143	28,138
2022	—	—	—	—	—	—	20,279	20,735	20,735	20,741
2023	—	—	—	—	—	—	—	10,202	11,387	11,390
2024	—	—	—	—	—	—	—	—	11,169	12,313
2025	—	—	—	—	—	—	—	—	—	9,181
									Total	$213,560
All outstanding liabilities prior to 2016, net of reinsurance										—
Liabilities for Unpaid Losses and Loss Adjustment Expenses, net of reinsurance										$3,144

* Prior years unaudited

The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in our Consolidated Balance Sheet:

December 31, 2025
Liabilities for unpaid losses and loss adjustment expenses:
Private passenger auto	$29,934
Non-Standard auto	75,939
Home and farm	16,274
Crop	3,929
All other	11,779
Total liabilities for unpaid losses and loss adjustment expenses	137,855

Reinsurance recoverables on losses:
Private passenger auto	1,284
Non-Standard auto	—
Home and farm	3,523
Crop	785
All other	6,365
Total reinsurance recoverables on losses	11,957

Net liability for unpaid losses and loss adjustment expenses	$125,898

The following table presents required supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Auto	51.2%	19.9%	12.2%	6.1%	4.5%	3.2%	2.6%	0.2%	0.1%	—
Non-Standard Auto	43.6%	23.5%	14.7%	8.0%	4.6%	2.6%	1.3%	1.2%	0.4%	0.1%
Home and Farm	67.0%	15.9%	8.0%	3.9%	1.4%	0.6%	0.8%	0.7%	1.7%	—
Crop	100.0%	—	—	—	—	—	—	—	—	—

9.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2025	2024	Estimated Useful Life
Cost:
Land	$1,249	$1,249	indefinite
Building and improvements	11,257	12,497	10 – 43 years
Electronic data processing equipment	1,491	1,444	5 – 7 years
Furniture and fixtures	2,684	2,762	5 – 7 years
Automobiles	1,287	1,280	2 – 3 years
Gross cost	17,968	19,232

Accumulated depreciation	(11,209)	(11,685)
Total property and equipment, net	$6,759	$7,547

Depreciation expense was $694, $770, and $826 during the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense for continuing operations was $694, $681, and $692 during the years ended December 31, 2025, 2024, and 2023, respectively.

10.	Goodwill and Other Intangibles

Goodwill

The following table presents the carrying amount of the Company’s goodwill and related impairment by segment:

	Year Ended December 31,
	2025			2024			2023
	Non- Standard Auto	Com- mercial	Total	Non- Standard Auto	Com- mercial	Total	Non- Standard Auto	Com- mercial	Total
Goodwill, beginning of year	$—	$—	$—	$2,628	$—	$2,628	$2,628	$6,756	$9,384
Impairment recognized during the period	—	—	—	(2,628)	—	(2,628)	—	(6,756)	(6,756)
Goodwill, end of year	$—	$—	$—	$—	$—	$—	$2,628	$—	$2,628

We performed a quantitative assessment of the goodwill related to the Primero acquisition during the fourth quarter of 2024, which is allocated to our Non-Standard Auto segment, and concluded that the goodwill was fully impaired as of December 31, 2024, resulting in a non-cash impairment charge of $2,628 in the prior year. The determination of the fair value of the reporting unit was based on an income approach that utilized discounted cash flows. Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

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

Other Intangible Assets

The gross and net carrying value of the Company’s other intangible assets were $0 at December 31, 2025, and $100 at December 31, 2024, and consisted of the state insurance license for Direct Auto, which has an indefinite life.

Due to the strategic actions taken regarding Direct Auto, we determined during our reviews that these state insurance licenses were fully impaired as of December 31, 2025, and resulted in a non-cash impairment charge of $100 in 2025.

Amortization expense was $0, $211, and $455 during the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense for continuing operations was $0, $0, and $33 during the years ended December 31, 2025, 2024, and 2023, respectively.

11.	Royalties, Dividends, and Affiliations

North Dakota Farm Bureau

Nodak Insurance was organized by the NDFB to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $1,687, $1,647, and $1,603 during the years ended December 31, 2025, 2024, and 2023, respectively. Royalty amounts payable of $152 and $146 were accrued as a liability to the NDFB at December 31, 2025 and 2024, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2025, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $6,730 as of December 31, 2025. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2025, 2024 or 2023.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $3,829 as of December 31, 2025. No dividends were declared or paid by Direct Auto during the years ended December 31, 2025, 2024, or 2023.

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

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024 or 2023. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

Battle Creek

Prior to January 2, 2024, we consolidated the financial statements of Battle Creek, and Battle Creek’s policyholders’ interest in Battle Creek was reflected as a non-controlling interest in shareholders’ equity in our Consolidated Balance Sheets. Subsequent to January 2, 2024, Battle Creek is fully consolidated in our Consolidated Balance Sheets. See the Part II, Item 8, Note 1 “Organization” section of this Annual Report for additional information.

12.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. Westminster also sponsored a separate 401(k) plan until the company was sold on June 30, 2024. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $1,428, $1,551, and $1,533 during the years ended December 31, 2025, 2024, and 2023, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $280, $360, and $368 during the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company recognized compensation expense related to the ESOP of $329, $365, and $322 during the years ended December 31, 2025, 2024, and 2023, respectively.

Through December 31, 2025, the Company had released and allocated 218,835 ESOP shares to participants, with a remainder of 21,165 ESOP shares in suspense at December 31, 2025. Using the Company’s year-end market price of $13.30 per share, the fair value of the unearned ESOP shares was $281 at December 31, 2025.

13.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the years ended December 31, 2025, 2024, or 2023. This line of credit is scheduled to expire on December 11, 2026.

14.	Income Taxes

The sources of income for purposes of income tax expense (benefit) including both continuing and discontinued operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income taxes
Domestic	$(12,329)	$(9,056)	$(4,263)
Foreign	—	—	—
Total income (loss) before income taxes	$(12,329)	$(9,056)	$(4,263)

The components of our provision for income tax expense (benefit) including both continuing and discontinued operations were as follows:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit)
Federal	$(483)	$(4,682)	$2,567
State	(68)	215	278
Total current	(551)	(4,467)	2,845
Deferred income tax expense (benefit)	(1,365)	1,275	(1,882)
Total income tax expense (benefit)	$(1,916)	$(3,192)	$963

The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate including both continuing and discontinued operations:

	Year Ended December 31,
	2025			2024			2023
U.S federal statutory tax rate	$(2,589)	21.0%		$(1,902)	21.0%		$(895)	21.0%
State and local income taxes, net of federal benefit(1)	(54)	0.4%		277	(3.1%	)	90	(2.1%	)
Tax credits
Research and Development tax credit	—	—		—	—		(59)	1.4%
Changes in valuation allowance	—	—		2,035	(22.5%	)	(171)	4.0%
Nontaxable or nondeductible items
Tax-exempt interest	(142)	1.2%		(130)	1.4%		(204)	4.8%
Dividends received deduction	(95)	0.8%		(104)	1.2%		(118)	2.8%
Section 832(b)(5)(B)	24	(0.2%	)	26	(0.3%	)	77	(1.8%	)
Executive compensation	582	(4.7%	)	892	(9.8%	)	27	(0.7%	)
Meals and entertainment	46	(0.4%	)	38	(0.4%	)	47	(1.1%	)
COLI	(42)	0.3%		(38)	0.4%		27	(0.7%	)
Sale of Westminster	—	—		(2,661)	29.4%		1,419	(33.3%	)
Prior-period adjustments	480	(3.9%	)	8	(0.1%	)	627	(14.7%	)
Impact of tax rate change	149	(1.2%	)	(14)	0.2%		—	—
Demutualization of BCIC	—	—		793	(8.8%	)	—	—
Other	(275)	2.2%		(2,412)	26.6%		96	(2.2%	)
Effective tax rate	$(1,916)	15.5%		(3,192)	35.2%		963	(22.6%	)

(1) State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents additional supplemental cash flow information:

	Year Ended December 31,
	2025	2024	2023
Income tax paid
Federal	$3,796	$2,413	$(11,102)
State(1)	125	440	—
Foreign	—	—	—
Total income taxes paid	$3,921	$2,853	$(11,102)

(1) State taxes paid in Illinois made up the entirety of this balance.

We re-measure existing deferred income tax assets (including loss carryforwards) and liabilities when a change in tax rate occurs and record an offset for the net amount of the change as a component of income tax expense (benefit) from continuing operations in the period of enactment. We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit) from continuing operations. The valuation allowance against certain deferred income tax assets was $2,345, $2,506, and $505 at December 31, 2025, 2024, and 2023, respectively.

The income tax effects of temporary differences that give rise to significant portions of our deferred income tax assets and deferred income tax liabilities including both continuing and discontinued operations at December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Unearned premium	$4,473	$5,749
Unpaid losses and loss adjustment expenses	1,240	1,286
Net unrealized losses on investments	2,181	4,762
Loss carryovers	3,150	2,506
Deferred compensation	666	603
Stock based compensation	679	355
Other	291	685
Total deferred income tax assets	12,680	15,946

Deferred income tax liabilities:
Deferred policy acquisition costs	4,034	5,976
Other	156	140
Total deferred income tax liabilities	4,190	6,116

Net deferred income tax asset	8,490	9,830

Valuation allowance	(2,345)	(2,506)
Deferred income tax asset, net	$6,145	$7,324

At December 31, 2025 and 2024, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties on uncertain tax positions were recognized during the years ended December 31, 2025, 2024, or 2023.

At December 31, 2025 and 2024, the Company had no income tax related carryforwards for alternative minimum tax credits or capital losses.

At December 31, 2025 and 2024, the Company had $2,345 and $2,506 in state net operating loss deferred tax assets, respectively, all of which are offset by a valuation allowance due to the Company’s judgment that it is more likely than not that it will be unable to realize the benefits.

Battle Creek, which was required to file its federal income tax returns on a stand-alone basis until the demutualization on January 2, 2024, had net operating loss carryforwards of $3,756 at December 31, 2023. Subsequent to the demutualization, Battle Creek will be included in the NI Holdings consolidated tax return. As a result of the demutualization, the Battle Creek net operating loss carryforwards were written off in 2024 as they will not be available to offset income within the NI Holdings consolidated tax return, and the $505 associated valuation allowance was no longer necessary.

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

There were expenses of $458, $484, and $407 related to these leases during the years ended December 31, 2025, 2024, and 2023, respectively.

Additional information regarding the Company’s leases are as follows:

	As of and For the Year Ended December 31,
	2025	2024	2023
Operating lease cost	$366	$383	$389
Finance lease cost:
Amortization of right-of-use assets	80	80	14
Interest on lease liabilities	12	21	4
Finance lease cost	92	101	18
Total lease cost	$458	$484	$407

Other information on leases:
Cash payments included in operating cash flows from operating leases	$392	$406	$408
Cash payments included in operating cash flows from finance leases	12	21	4
Cash payments included in financing cash flows from finance leases	108	99	16
Right-of-use assets obtained in exchange for new operating lease liabilities	—	185	247
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	319
Weighted average discount rate – operating leases	4.43%	4.48%	3.94%
Weighted average discount rate – finance leases	8.50%	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	3.5 years	4.5 years	5.3 years
Weighted average remaining lease term in years – finance leases	0.8 years	1.8 years	2.8 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at December 31, 2025:

Year ending December 31,	Operating Leases	Finance Leases	Total
2026	397	100	497
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,386	100	1,486
Less: present value adjustment	96	3	99
Lease liability at December 31, 2025	$1,290	$97	$1,387

16.	Contingencies

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

17.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Year Ended December 31,
	2025	2024	2023
Shares outstanding, beginning of period	20,673,268	20,599,908	21,076,255
Treasury shares repurchased through stock repurchase authorization	(188,185)	—	(548,549)
Issuance of treasury shares for vesting of restricted stock units	44,746	49,045	47,887
Issuance of shares related to employee stock ownership plan	24,315	24,315	24,315
Shares outstanding, end of period	20,554,144	20,673,268	20,599,908

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations. The net loss per diluted common share for the year ended December 31, 2025 excluded the weighted average effects of 58,760 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the year ended December 31, 2024, excluded the weighted average effects of 120,626 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive. The net loss per diluted common share for the year ended December 31, 2023, excluded the weighted average effects of 76,532 shares of stock awards since the impacts of these potential shares of common stock were anti-dilutive.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remains available under the August 25, 2025 authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2023	115,360	$17.00
RSUs granted during 2023	85,000	13.76
RSUs earned during 2023	(53,780)	16.32
Units outstanding and unearned at December 31, 2023	146,580	15.37

RSUs granted during 2024	119,398	14.67
RSUs earned during 2024	(69,420)	14.82
Forfeitures (1)	(92,160)	15.18
Units outstanding and unearned at December 31, 2024	104,398	15.11

RSUs granted during 2025	168,798	14.00
RSUs earned during 2025	(51,622)	15.02
Forfeitures (2)	(89,140)	14.68
Units outstanding and unearned at December 31, 2025	132,434	$14.02

(1) Represents RSU forfeitures primarily related to the execution of the 2024 separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

(2) Represents RSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of RSU activity to the Company’s financial results:

	Year Ended December 31,
	2025	2024	2023
RSU compensation expense	$815	$502	$1,095
Income tax benefit	(171)	(113)	(249)
RSU compensation expense, net of income taxes	$644	$389	$846

Total grant-date fair value of vested RSUs at end of period	$775	$1,028	$872

At December 31, 2025, there was $981 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.99 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2023	190,000	$17.00
PSUs granted during 2023 (at target)	87,400	13.85
PSUs earned during 2023	—	—
Performance adjustment (1)	(63,600)	14.26
Forfeitures	—	—
Units outstanding at December 31, 2023	213,800	16.53

PSUs granted during 2024 (at target)	79,800	14.19
PSUs earned during 2024	—	—
Performance adjustment (1)	(147,173)	16.14
Forfeitures (2)	(120,100)	15.23
Units outstanding at December 31, 2024	26,327	17.50

PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures (3)	(11,694)	14.19
Units outstanding at December 31, 2025	14,633	$20.14

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the 2024 separation agreements with the former Chief Executive Officer and former Senior Vice President of Operations.

(3) Represents PSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of PSU activity to the Company’s financial results:

	Year Ended December 31,
	2025	2024	2023
PSU compensation expense (benefit)	$13	$(264)	$206
Income tax benefit (expense)	(3)	60	(47)
PSU compensation expense (benefit), net of income taxes	$10	$(204)	$159

Total grant-date fair value of vested PSUs at end of period	$—	$—	$—

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 200% of the initial target awards. During the year ended December 31, 2025, no performance adjustments were made to previously recognized compensation expenses. During the year ended December 31, 2024, the previously recognized compensation expense related to the PSU awards granted during 2024 was reduced as a result of a performance adjustment, and the compensation expense related to the PSU awards granted during 2023 was eliminated due to the Company's expectation that the threshold performance goal will not be met. During the year ended December 31, 2023, the previously recognized compensation expense related to the PSU awards granted during 2022 was eliminated due to the Company's expectation that the threshold performance goal will not be met.

At December 31, 2025, there was $76 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.16 years.

19.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of December 31, 2025, and the changes in the allowance for expected credit losses for the year ended December 31, 2025, for continuing and discontinued operations.

	Year Ended December 31, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations
Balance, beginning of period	$52,907	$337

Current period charge for expected credit losses		564
Write-offs of uncollectible premiums receivable		(567)

Balance, end of period	$41,575	$334

Year Ended December 31, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations
Balance, beginning of period	$—	$—

Current period charge for expected credit losses		—
Write-offs of uncollectible premiums receivable		—
Westminster balances disposed in sale	$—	$—

Balance, end of period	$—	$—

The following table presents the balances of premiums and agents’ receivable balances, net of the allowance for expected credit losses as of December 31, 2024, and the changes in the allowance for expected credit losses for the year ended December 31, 2024, for continuing and discontinued operations.

	Year Ended December 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Continuing operations
Balance, beginning of period	$56,154	$394

Current period charge for expected credit losses		210
Write-offs of uncollectible premiums receivable		(267)

Balance, end of period	$52,907	$337

	Year Ended December 31, 2024
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Discontinued operations
Balance, beginning of period	$17,904	$8

Current period charge for expected credit losses		4
Write-offs of uncollectible premiums receivable		(4)
Westminster balances disposed in sale	16,030	(8)

Balance, end of period	$—	$—

20.	Discontinued Operations

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

The Company’s Consolidated Statements of Cash Flows presents operating, investing, and financing cash flows of the discontinued operations separately. Summary operating results of discontinued operations were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net premiums earned	$—	$31,056	$59,020
Fee and other income	—	14	39
Net investment income	—	1,419	2,422
Net investment gains (losses)	—	116	195
Total revenues	—	32,605	61,676

Expenses
Losses and loss adjustment expenses	—	23,506	57,896
Amortization of deferred policy acquisition costs	—	7,928	15,360
Other underwriting and general expenses	—	3,088	6,474
Goodwill impairment charge	—	—	6,756
Total expenses	—	34,522	86,486

Loss before income taxes	—	(1,917)	(24,810)
Income tax benefit	—	(405)	247
Net loss	$—	$(1,512)	$(25,057)

Loss per common share from discontinued operations:
Basic	$—	$(0.07)	$(1.18)
Diluted	$—	$(0.07)	$(1.18)

21.	Segment Information

We have five reportable operating segments of our continuing operations, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). Prior to the sale of Westminster on June 30, 2024, we also reported a Commercial segment that consisted primarily of Westminster’s balances and results. Subsequent to the sale, Westminster is reported as part of discontinued operations, which is not included in our segment information. The commercial business that remains a part of our continuing operations has been included in the All Other segment for the current and prior periods presented. We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the years ended December 31, 2025, 2024, and 2023.

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The primary profitability measurement used by the CEO to review segment operating results is underwriting gain (loss). The CEO uses segment underwriting gain (loss) to allocate resources (including employee, financial, and capital resources) for each segment predominantly in the annual planning process. Segment underwriting gain (loss) is used to monitor segment results compared to prior period, forecasted results, and the annual plan.

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

	Year Ended December 31, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$95,947	$50,070	$111,496	$36,707	$15,562	$309,782
Assumed premiums earned	—	—	—	2,141	486	2,627
Ceded premiums earned	(4,920)	(70)	(17,576)	(17,183)	(2,005)	(41,754)
Net premiums earned	91,027	50,000	93,920	21,665	14,043	270,655

Direct losses and loss adjustment expenses	57,354	67,848	96,657	14,920	10,652	247,431
Assumed losses and loss adjustment expenses	—	—	—	981	(375)	606
Ceded losses and loss adjustment expenses	(2,096)	—	(35,232)	(4,761)	(5,160)	(47,249)
Net losses and loss adjustment expenses	55,258	67,848	61,425	11,140	5,117	200,788

Gross margin	35,769	(17,848)	32,495	10,525	8,926	69,867

Amortization of deferred policy acquisition costs	17,808	15,297	20,578	3,473	2,837	59,993
Other underwriting and general expenses (1)	11,981	7,660	13,410	1,182	2,365	36,598
Underwriting and general expenses	29,789	22,957	33,988	4,655	5,202	96,591
Underwriting gain (loss)	5,980	(40,805)	(1,493)	5,870	3,724	(26,724)

Fee and other income						997
Net investment income						11,702
Net investment gains (losses)						1,696
Income (loss) before income taxes						(12,329)
Income tax expense (benefit)						(1,916)
Net income (loss)						(10,413)
Net income (loss) attributable to non-controlling interest						—
Net income (loss) attributable to NI Holdings, Inc.						$(10,413)

Operating Ratios:
Loss and loss adjustment expense ratio	60.7%	135.7%	65.4%	51.4%	36.4%	74.2%
Expense ratio	32.7%	45.9%	36.2%	21.5%	37.0%	35.7%
Combined ratio	93.4%	181.6%	101.6%	72.9%	73.4%	109.9%

Balances at December 31, 2025:
Premiums and agents’ balances receivable	$25,462	$830	$11,670	$458	$3,155	$41,575
Deferred policy acquisition costs	6,486	1,053	10,256	—	1,414	19,209
Reinsurance recoverables on losses	1,284	—	3,523	785	6,365	11,957
Receivable from Federal Crop Insurance Corporation	—	—	—	15,605	—	15,605
Goodwill and other intangibles	—	—	—	—	—	—
Unpaid losses and loss adjustment expenses	29,934	75,939	16,274	3,929	11,779	137,855
Unearned premiums	36,919	3,819	57,587	—	8,173	106,498

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Year Ended December 31, 2024
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$94,865	$95,502	$102,073	$36,421	$13,024	$341,885
Assumed premiums earned	—	—	—	2,147	837	2,984
Ceded premiums earned	(4,551)	(277)	(11,312)	(17,426)	(1,193)	(34,759)
Net premiums earned	90,314	95,225	90,761	21,142	12,668	310,110

Direct losses and loss adjustment expenses	54,340	76,130	66,968	12,310	11,243	220,991
Assumed losses and loss adjustment expenses	—	—	—	537	247	784
Ceded losses and loss adjustment expenses	(2,471)	—	(2,407)	(3,776)	(5,656)	(14,310)
Net losses and loss adjustment expenses	51,869	76,130	64,561	9,071	5,834	207,465

Gross margin	38,445	19,095	26,200	12,071	6,834	102,645

Amortization of deferred policy acquisition costs	17,177	30,395	17,970	3,465	2,250	71,257
Other underwriting and general expenses (1)	10,861	6,337	10,603	1,417	4,491	33,709
Underwriting and general expenses	28,038	36,732	28,573	4,882	6,741	104,966
Underwriting gain (loss)	10,407	(17,637)	(2,373)	7,189	93	(2,321)

Goodwill impairment charge						(2,628)
Fee and other income						1,938
Net investment income						10,943
Net investment gains (losses)						2,213
Income (loss) before income taxes						10,145
Income tax expense (benefit)						3,545
Net income (loss)						6,600
Net income (loss) attributable to non-controlling interest						—
Net income (loss) attributable to NI Holdings, Inc.						$6,600

Operating Ratios:
Loss and loss adjustment expense ratio	57.4%	79.9%	71.1%	42.9%	46.1%	66.9%
Expense ratio	31.0%	38.6%	31.5%	23.1%	53.2%	33.8%
Combined ratio	88.4%	118.5%	102.6%	66.0%	99.3%	100.7%

Balances at December 31, 2024:
Premiums and agents’ balances receivable	$25,843	$13,757	$10,560	$103	$2,644	$52,907
Deferred policy acquisition costs	6,535	9,135	9,437	—	1,193	26,300
Reinsurance recoverables on losses	2,358	—	1,934	478	7,791	12,561
Receivable from Federal Crop Insurance Corporation	—	—	—	13,223	—	13,223
Goodwill and other intangibles	—	100	—	—	—	100
Unpaid losses and loss adjustment expenses	28,103	77,580	16,162	1,789	13,654	137,288
Unearned premiums	37,711	28,391	53,319	—	7,077	126,498

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Year Ended December 31, 2023
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$87,431	$88,170	$93,130	$45,273	$11,586	$325,590
Assumed premiums earned	—	—	—	2,262	1,308	3,570
Ceded premiums earned	(4,071)	(410)	(9,741)	(21,718)	(1,103)	(37,043)
Net premiums earned	83,360	87,760	83,389	25,817	11,791	292,117

Direct losses and loss adjustment expenses	59,385	63,041	52,455	17,669	2,588	195,138
Assumed losses and loss adjustment expenses	—	—	—	787	353	1,140
Ceded losses and loss adjustment expenses	819	—	(1,520)	(7,663)	(1,398)	(9,762)
Net losses and loss adjustment expenses	60,204	63,041	50,935	10,793	1,543	186,516

Gross margin	23,156	24,719	32,454	15,024	10,248	105,601

Amortization of deferred policy acquisition costs	15,797	29,585	16,446	3,828	1,975	67,631
Other underwriting and general expenses (1)	8,895	7,994	8,451	2,494	1,492	29,326
Underwriting and general expenses	24,692	37,579	24,897	6,322	3,467	96,957
Underwriting gain (loss)	(1,536)	(12,860)	7,557	8,702	6,781	8,644

Goodwill impairment charge						—
Fee and other income						1,940
Net investment income						8,034
Net investment gains (losses)						1,929
Income (loss) before income taxes						20,547
Income tax expense (benefit)						716
Net income (loss)						19,831
Net income (loss) attributable to non-controlling interest						250
Net income (loss) attributable to NI Holdings, Inc.						$19,581

Operating Ratios:
Loss and loss adjustment expense ratio	72.2%	71.8%	61.1%	41.8%	13.1%	63.8%
Expense ratio	29.6%	42.8%	29.9%	24.5%	29.4%	33.2%
Combined ratio	101.8%	114.6%	91.0%	66.3%	42.5%	97.0%

Balances at December 31, 2023:
Premiums and agents’ balances receivable	$24,152	$19,853	$9,755	$89	$2,305	$56,154
Deferred policy acquisition costs	5,834	11,966	8,005	—	985	26,790
Reinsurance recoverables on losses	15	—	2,949	1,343	2,153	6,460
Receivable from Federal Crop Insurance Corporation	—	—	—	17,404	—	17,404
Goodwill and other intangibles	—	2,728	—	—	—	2,728
Unpaid losses and loss adjustment expenses	28,037	61,272	18,205	3,884	7,787	119,185
Unearned premiums	35,367	36,426	48,210	—	6,097	126,100

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

22.	Statutory Net Income (Loss), Capital and Surplus, and Dividend Restrictions

The following table presents selected information, as filed with insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities as of and for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Nodak Insurance:
Statutory capital and surplus	$188,740	$189,694	$176,783
Statutory unassigned surplus	183,740	184,694	171,783
Statutory net income (loss)	(1,039)	8,492	7,839

American West:
Statutory capital and surplus	16,156	16,315	15,423
Statutory unassigned surplus	10,155	10,314	9,422
Statutory net income (loss)	67	1,001	(38)

Primero:
Statutory capital and surplus	8,851	9,056	8,585
Statutory unassigned surplus	(408)	(203)	(675)
Statutory net income (loss)	(33)	395	(136)

Battle Creek:
Statutory capital and surplus	6,132	6,132	6,047
Statutory unassigned surplus	3,132	3,132	3,047
Statutory net income (loss)	34	162	146

Direct Auto:
Statutory capital and surplus	38,289	36,875	32,843
Statutory unassigned surplus	35,289	33,875	29,843
Statutory net income (loss)	1,259	3,325	90

Westminster:
Statutory capital and surplus	—	—	21,328
Statutory unassigned surplus	—	—	16,328
Statutory net income (loss)	—	—	1,200

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2025 and 2024 exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin.

Amounts available for distribution in 2026 to Nodak Insurance as dividends from its insurance subsidiaries without prior approval of the North Dakota Insurance Department are $1,063 from American West, $41 from Primero, and $192 from Battle Creek. No dividends were paid to Nodak Insurance from any of these entities during the years ended December 31, 2025, 2024, or 2023.

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $6,730 as of December 31, 2025. No dividends were declared or paid by Nodak Insurance during the years ended December 31, 2025 and 2024.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $3,829 as of December 31, 2025. No dividends were declared or paid by Direct Auto during the years ended December 31, 2025, 2024, or 2023.

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

Westminster was sold on June 30, 2024, and therefore no dividends are available to be paid to NI Holdings subsequent to that date. No dividends were declared or paid by Westminster during the years ended December 31, 2024 and 2023. See Part II, Item 8, Note 20 “Discontinued Operations” for additional information.

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

Based on our evaluation under the COSO Framework, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current internal control over financial reporting is effective at December 31, 2025, and that our consolidated financial statements we include in this 2025 Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States of America.

Forvis Mazars, LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. This audit report appears in Part II, Item 8 “Financial Statements and Supplementary Data” of this 2025 Annual Report.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the annual period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

10b5-1 Trading Plans

During the fourth quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Adoption of 2026 Short-Term Cash Incentive Plan

On February 17, 2026, our Board of Directors approved the 2026 Short-Term Cash Incentive Plan (the “STIP”). Certain key employees, including employees who are employed to serve as executive officers, participate in the STIP as determined by the

Compensation Committee. The STIP will be administered by the Compensation Committee as authorized by the Board. Participants are eligible to receive cash bonuses based on the achievement of certain specified metrics, including based on our combined ratio, strategic initiatives, and personal performance, depending on the individual participant.

The foregoing summary of the STIP does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the STIP, which is attached as Exhibit 10.19 to this report and is incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about April 8, 2026 relating to our Annual Meeting of Shareholders that we will hold on May 19, 2026 (our “Proxy Statement”).

We have posted a copy of our Code of Ethics and Business Conduct on the Governance Highlights page of the Corporate Governance section of our website, www.niholdingsinc.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this 2025 Annual Report. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed by SEC rules or Nasdaq Listing Rules.

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

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1	Plan of Mutual Property and Casualty Insurance Company Conversion and Minority Offering of Nodak Mutual Insurance Company, dated as of January 21, 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated May 7, 2024 (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 8, 2024, and incorporated herein by reference).
3.1	Articles of Incorporation of NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
3.2	Articles of Amendment to the Articles of Incorporation, dated May 24, 2023. (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2023, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of NI Holdings, Inc., dated May 24, 2023. (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 25, 2023, and incorporated herein by reference).
4.1	Form of certificate evidencing shares of common stock of NI Holdings, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 10, 2021, and incorporated herein by reference).
10.1	2017 NI Holdings, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2017, and incorporated herein by reference).
10.2	Nodak Mutual Insurance Company Nonqualified Deferred Compensation Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.3#	Amended and Restated Employment Agreement dated as of December 1, 2024, between Seth C. Daggett and Nodak Insurance Company and NI Holdings, Inc. (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 7, 2025, and incorporated herein by reference).
10.4	Trademark License Agreement dated as of October 1, 2016 between North Dakota Farm Bureau and Nodak Mutual Insurance Company (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).

10.5	Multiple Peril Crop/Livestock Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.6	Crop Hail Insurance Full Service Agency Agreement among American Farm Bureau Insurance Services, Inc. and Nodak Mutual Insurance Company, American West Insurance Company and Battle Creek Mutual Insurance Company for Crop Year 2016 (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.7#	Nodak Mutual Insurance Company Cash Incentive Bonus Plan (filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on January 12, 2017, and incorporated herein by reference).
10.8#	NI Holdings, Inc. Employee Stock Ownership Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on October 11, 2016, and incorporated herein by reference).
10.9	Affiliation Agreement dated as of December 30, 2010 between Nodak Mutual Insurance Company and Battle Creek Mutual Insurance Company (filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214057) filed with the SEC on November 14, 2016, and incorporated herein by reference).
10.10	Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference).
10.11	NI Holdings, Inc. 2020 Stock and Incentive Plan (filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 29, 2020, and incorporated herein by reference).
10.12#	Form of Time-Based Restricted Stock Unit Agreement for Executives (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 9, 2022, and incorporated herein by reference).
10.13#	Form of NI Holdings, Inc. Growth in Book Value Per Share Performance Share Unit Agreement (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 9, 2022, and incorporated herein by reference).
10.14#	2022 NI Holdings, Inc. Short-Term Incentive Bonus (filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 6, 2022, and incorporated herein by reference).
10.15#	Form of NI Holdings, Inc. Adjusted Return on Equity Performance Share Unit Agreement (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference).
10.16#	2024 NI Holdings, Inc. Short-Term Incentive Bonus (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference).
10.17#	Amended and Restated Employment Agreement dated as of March 1, 2025, between Matthew J. Maki and Nodak Insurance Company and NI Holdings, Inc. (filed as an exhibit to the Company’s Form 10-Q filed with the SEC on May 9, 2025, and incorporated herein by reference).
10.18#	Separation Agreement, dated October 29, 2025, between NI Holdings, Inc. and Seth C. Daggett (filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 31, 2025, and incorporated herein by reference).
10.19#*	2026 NI Holdings, Inc. Short-Term Incentive Bonus
19	NI Holdings, Inc. Policy on Insider Trading, adopted August 20, 2024 (filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 7, 2025, and incorporated herein by reference).
21.1*	Subsidiaries of NI Holdings, Inc.

23.1*	Consent of Forvis Mazars, LLP, New York, NY, PCAOB ID 686
23.2*	Consent of Mazars USA LLP, Fort Washington, PA, PCAOB ID 339
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	NI Holdings, Inc. Incentive Compensation Recovery Policy, adopted December 1, 2023 (Filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 15, 2024, and incorporated herein by reference.)
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

None.

Schedule I – Condensed financial information of registrant – NI Holdings, Inc.

Condensed Balance Sheets
	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$678	$3,345
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at December 31, 2025 and 2024)	6,104	3,999
Equity securities, at fair value	—	14
Total cash and investments	6,782	7,358

Income tax recoverable	633	7,126
Accrued investment income	66	60
Investment in wholly-owned subsidiaries	232,010	230,311
Deferred income taxes	1,231	476
Total assets	$240,722	$245,331

Liabilities:
Accrued expenses and other liabilities	$385	$700
Total liabilities	385	700

Shareholders’ equity	240,337	244,631
Total liabilities and shareholders’ equity	$240,722	$245,331

Condensed Statements of Operations
	Year Ended December 31,
	2025	2024	2023
Revenues:
Fee and other income	$(180)	$—	$—
Net investment income (loss)	96	(223)	(122)
Net investment gains (losses)	10	1	(217)
Total revenues	(74)	(222)	(339)

Expenses:
Other underwriting and general expenses	4,890	6,460	4,612
Total expenses	4,890	6,460	4,612

Loss before income taxes and equity in undistributed net income (loss) of subsidiaries	(4,964)	(6,682)	(4,951)
Income tax benefit	(452)	(665)	(111)
Loss before equity in undistributed net income (loss) of subsidiaries	(4,512)	(6,017)	(4,840)

Equity in undistributed net income (loss) of subsidiaries	(5,901)	11,105	(636)
Loss on sale of discontinued operations, net of tax	—	(11,148)	—
Net loss attributable to NI Holdings, Inc.	$(10,413)	$(6,060)	$(5,476)

Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2025	2024	2023
Net loss attributable to NI Holdings, Inc.	$(10,413)	$(6,060)	$(5,476)
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	38	7	15
Unrealized gain (loss) attributed to subsidiaries	7,598	(160)	7,887
Other comprehensive income (loss), net of income taxes	7,636	(153)	7,902
Comprehensive income (loss)	$(2,777)	$(6,213)	$2,426

Condensed Statements of Cash Flows
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss) attributable to NI Holdings, Inc.	$(10,413)	$(6,060)	$(5,476)
Adjustments to reconcile net income (loss) attributable to NI Holdings, Inc. to net cash flows from operating activities:
Equity in undistributed net income of subsidiaries	5,901	(11,105)	636
Loss on sale of Westminster	—	17,479	—
Other	6,516	(6,220)	2,603
Net adjustments	12,417	154	3,239
Net cash flows from operating activities	2,004	(5,906)	(2,237)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	3,517	789	223
Proceeds from sales of equity securities	26	—	6,863
Purchases of fixed income securities	(5,525)	(3,960)	—
Purchases of equity securities	(15)	—	(882)
Proceeds from disposition of Westminster	—	12,272	—
Net cash flows from investing activities	(1,997)	9,101	6,204

Cash flows from financing activities:
Purchase of treasury stock	(2,517)	—	(7,278)
Issuance of vested award shares	(157)	(158)	(172)
Net cash flows from financing activities	(2,674)	(158)	(7,450)

Net decrease in cash and cash equivalents	(2,667)	3,037	(3,483)

Cash and cash equivalents at beginning of period	3,345	308	3,791

Cash and cash equivalents at end of period	$678	$3,345	$308

Note A – Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

Note B – Dividends from Subsidiaries

The Company received no cash dividends from its subsidiaries during the years ended December 31, 2025, 2024, and 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2026.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Cindy L. Launer	President and Chief Executive Officer (Principal Executive Officer), Director	March 6, 2026
Cindy L. Launer

/s/ Matthew J. Maki	Chief Financial Officer (Principal Financial Officer)	March 6, 2026
Matthew J. Maki

/s/ Kevin D. Elfstrand	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2026
Kevin D. Elfstrand

/s/ Eric K. Aasmundstad	Director	March 6, 2026
Eric K. Aasmundstad

/s/ William R. Devlin	Director	March 6, 2026
William R. Devlin

/s/ Duaine C. Espegard	Director	March 6, 2026
Duaine C. Espegard

/s/ Prakash Mathew	Director	March 6, 2026
Prakash Mathew

/s/ Jeffrey R. Missling	Director	March 6, 2026
Jeffrey R. Missling

/s/ Dave L. Stende	Director	March 6, 2026
Dave L. Stende