Form 10-Q
period 2026-03-31
NI Holdings, Inc.
filed 2026-05-08
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________  to  ___________

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

The number of shares of Registrant’s common stock outstanding on April 30, 2026 was 20,481,437. No preferred shares are issued or outstanding.

ii

iii

CERTAIN IMPORTANT INFORMATION

Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”):

•	“NI Holdings,” “the Company,” “we,” “us,” and “our” refer to NI Holdings, Inc., together with Nodak Insurance Company and its subsidiaries, and Direct Auto Insurance Company, for periods discussed after completion of the conversion;

•	the “Nodak conversion” refers to the series of transactions consummated on March 13, 2017, by which Nodak Mutual Insurance Company converted from a mutual insurance company to a stock insurance company, as Nodak Insurance Company, and became a wholly-owned subsidiary of NI Holdings, an intermediate stock holding company formed on the date of conversion;

•	“Nodak Mutual Group” refers to Nodak Mutual Group, Inc., which is the majority shareholder of NI Holdings;

•	“Nodak Mutual Insurance Company” is the predecessor company to Nodak Insurance Company prior to the conversion;

•	“Nodak Insurance” refers to Nodak Insurance Company or Nodak Mutual Insurance Company interchangeably;

•	“Battle Creek” refers to Battle Creek Insurance Company. Battle Creek is a wholly-owned subsidiary of Nodak Insurance;

•	“Direct Auto” refers to Direct Auto Insurance Company. Direct Auto is a wholly-owned subsidiary of NI Holdings;

•	“American West” refers to American West Insurance Company. American West is a wholly-owned subsidiary of Nodak Insurance;

•	“Primero” refers to Primero Insurance Company. Primero is an indirect, wholly-owned subsidiary of Nodak Insurance; and

•	“Nodak Agency” refers to Nodak Agency, Inc. Nodak Agency is a wholly-owned subsidiary of Nodak Insurance.

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

Given their nature, we cannot assure that any outcome expressed in these or other forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied, or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in the Part I, Item 1A, “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The occurrence of any of the risks identified in the Part I, Item 1A, “Risk Factors” section of the 2025 Annual Report, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

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

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and cash equivalents	$57,717	$51,715
Fixed income securities, at fair value (net of allowance for expected credit losses of $0 at March 31, 2026 and December 31, 2025)	289,780	301,393
Equity securities, at fair value	25,792	23,951
Other investments	1,621	1,621
Total cash and investments	374,910	378,680

Premiums and agents' balances receivable (net of allowance for expected credit losses of $298 at March 31, 2026, and $334 at December 31, 2025)	40,210	41,575
Deferred policy acquisition costs	19,110	19,209
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 at March 31, 2026 and December 31, 2025)	9,951	11,957
Income tax recoverable	8,945	11,490
Accrued investment income	2,270	2,462
Property and equipment, net	6,616	6,759
Deferred income taxes	5,422	6,145
Receivable from Federal Crop Insurance Corporation	12,786	15,605
Other assets	11,889	12,120
Total assets	$492,109	$506,002

Liabilities:
Unpaid losses and loss adjustment expenses	$123,594	$137,855
Unearned premiums	103,636	106,498
Reinsurance premiums payable	1,719	878
Accrued expenses and other liabilities	12,964	20,434
Total liabilities	241,913	265,665

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2026 – 20,520,028 shares, 2025 – 20,554,144 shares	230	230
Additional paid-in capital	95,643	95,932
Unearned employee stock ownership plan shares	(212)	(212)
Retained earnings	203,478	191,074
Accumulated other comprehensive loss, net of income taxes	(12,500)	(10,595)
Treasury stock, at cost, 2026 – 2,458,807 shares, 2025 – 2,424,691 shares	(36,443)	(36,092)
Total shareholders’ equity	250,196	240,337

Total liabilities and shareholders’ equity	$492,109	$506,002

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net premiums earned	$55,113	$67,497
Net investment income	2,655	2,838
Net investment gains	1,704	869
Fee and other income	130	230
Total revenues	59,602	71,434

Expenses:
Losses and loss adjustment expenses	23,356	38,525
Amortization of deferred policy acquisition costs	11,886	16,528
Other underwriting and general expenses	8,650	8,632
Total expenses	43,892	63,685

Income before income taxes	15,710	7,749
Income tax expense	3,202	1,289
Net income	$12,508	$6,460

Earnings per common share:
Basic	$0.60	$0.31
Diluted	$0.60	$0.31

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,875,365	21,014,923
Dilutive securities	59,709	81,207
Weighted average common shares used in diluted per common share calculations	20,935,074	21,096,130

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31
	2026	2025
Net income	$12,508	$6,460

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	(2,403)	3,313
Reclassification adjustment for net realized losses included in net income	(8)	—
Other comprehensive income (loss), before income taxes	(2,411)	3,313
Income tax benefit (expense) related to items of other comprehensive income (loss)	506	(753)
Other comprehensive income (loss), net of income taxes	(1,905)	2,560

Comprehensive income	$10,603	$9,020

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended March 31, 2026
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$230	$95,932	$(212)	$191,074	$(10,595)	$(36,092)	$240,337

Net income	—	—	—	12,508	—	—	12,508
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,905)	—	(1,905)
Purchase of treasury stock	—	—	—	—	—	(861)	(861)
Share-based compensation	—	293	—	—	—	—	293
Issuance of vested award shares	—	(582)	—	(104)	—	510	(176)
Balance, March 31, 2026	$230	$95,643	$(212)	$203,478	$(12,500)	$(36,443)	$250,196

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$244,631

Net income	—	—	—	6,460	—	—	6,460
Other comprehensive income (loss), net of income taxes	—	—	—	—	2,560	—	2,560
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation	—	480	—	—	—	—	480
Issuance of vested award shares	—	(493)	—	(47)	—	409	(131)
Balance, March 31, 2025	$230	$95,783	$(455)	$207,997	$(15,671)	$(33,884)	$254,000

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$12,508	$6,460
Adjustments to reconcile net income to net cash flows from operating activities:
Net investment gains	(1,704)	(869)
Deferred income tax expense (benefit)	1,229	(683)
Depreciation of property and equipment	168	173
Share-based compensation	293	480
Amortization of deferred policy acquisition costs	11,886	16,528
Deferral of policy acquisition costs	(11,787)	(14,041)
Net amortization of premiums and discounts on investments	121	85
Gain on sale of property and equipment	(15)	—
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	1,365	3,687
Reinsurance premiums receivable / payable	841	978
Reinsurance recoverables on losses	2,006	3,915
Income tax recoverable / payable	2,545	1,972
Accrued investment income	192	298
Federal Crop Insurance Corporation receivable / payable	2,819	1,749
Other assets	231	(88)
Unpaid losses and loss adjustment expenses	(14,261)	(1,402)
Unearned premiums	(2,862)	(4,435)
Accrued expenses and other liabilities	(7,442)	(4,919)
Total adjustments	(14,375)	3,428
Net cash flows from operating activities	(1,867)	9,888

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	12,826	4,221
Proceeds from sales of equity securities	2,251	2,293
Purchases of fixed income securities	(3,737)	(7,586)
Purchases of equity securities	(2,396)	(2,367)
Purchases of property and equipment	(42)	(20)
Proceeds from sales of property and equipment	32	—
Net cash flows from investing activities	8,934	(3,459)

Cash flows from financing activities:
Purchase of treasury stock	(861)	—
Principal repayments of finance leases	(28)	(26)
Issuance of vested award shares	(176)	(131)
Net cash flows from financing activities	(1,065)	(157)

Net increase (decrease) in cash and cash equivalents	6,002	6,272

Cash and cash equivalents at beginning of period	51,715	50,930

Cash and cash equivalents at end of period	$57,717	$57,202

Federal and state income taxes paid (net of refunds received)	$(572)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation that is 100% owned by Nodak Insurance. Primero is a property and casualty insurance company that primarily provides non-standard auto coverage in the states of Arizona, North Dakota, South Dakota, and Nevada. The Company made the strategic decision to stop writing non-standard auto business for Primero in Nevada during 2024 and in Arizona and South Dakota during the third quarter of 2025, and existing policies for these states will be non-renewed.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company that provides non-standard auto coverage in the state of Illinois. The Company made the strategic decision to stop writing non-standard auto business for Direct Auto in Illinois during the third quarter of 2025, and existing policies will be non-renewed.

Organizational Structure and Credit Ratings

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies as of March 31, 2026, are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”), a global credit rating agency specializing in the insurance industry. The same executive management team provides oversight and strategic direction for the entire organization.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2025 Annual Report.

The Consolidated Balance Sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

We make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our unaudited consolidated financial statements. The most significant estimates relate to our reserves for unpaid losses and loss adjustment expenses, earned premiums for crop insurance, valuation of investments, determination of credit impairments, valuation allowances for deferred income tax assets, as well as deferred policy acquisition costs. While we believe our estimates are appropriate, the ultimate amounts may differ from the estimates provided. We regularly review our methods for making these estimates as well as the continued appropriateness of the estimated amounts, and we reflect any adjustment we consider necessary in our current results of operations.

Operating results for the interim period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Our 2025 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2025 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the three months ended March 31, 2026 and 2025.

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company believes that the changes resulting from the tax provisions in the OBBBA are not expected to have a material impact on the Company’s results of operations.

Recent Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the statement of operations, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,396	$—	$77	$(87)	$10,386
Obligations of states and political subdivisions	50,409	—	102	(4,865)	45,646
Corporate securities	121,603	—	578	(4,113)	118,068
Residential mortgage-backed securities	71,421	—	444	(5,212)	66,653
Commercial mortgage-backed securities	29,192	—	119	(2,067)	27,244
Asset-backed securities	18,845	—	155	(289)	18,711
Redeemable preferred stocks	3,736	—	—	(664)	3,072
Total fixed income securities	$305,602	$—	$1,475	$(17,297)	$289,780

	December 31, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,643	$—	$146	$(73)	$10,716
Obligations of states and political subdivisions	50,530	—	168	(4,648)	46,050
Corporate securities	125,978	—	1,434	(3,607)	123,805
Residential mortgage-backed securities	73,022	—	679	(5,002)	68,699
Commercial mortgage-backed securities	29,376	—	182	(2,030)	27,528
Asset-backed securities	21,519	—	200	(310)	21,409
Redeemable preferred stocks	3,736	—	—	(550)	3,186
Total fixed income securities	$314,804	$—	$2,809	$(16,220)	$301,393

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	March 31, 2026
	Amortized Cost	Fair Value
Due to mature:
One year or less	$16,007	$15,815
After one year through five years	67,490	65,050
After five years through ten years	61,180	60,001
After ten years	37,731	33,234
Mortgage / asset-backed securities	119,458	112,608
Redeemable preferred stocks	3,736	3,072
Total fixed income securities	$305,602	$289,780

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,208	$10,097
After one year through five years	73,908	72,140
After five years through ten years	64,118	63,599
After ten years	38,917	34,735
Mortgage / asset-backed securities	123,917	117,636
Redeemable preferred stocks	3,736	3,186
Total fixed income securities	$314,804	$301,393

Fixed income securities and cash with a fair value of $4,542 at March 31, 2026, and $4,574 at December 31, 2025, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	March 31, 2026
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$1,232	$(15)	$3,179	$(72)	$4,411	$(87)
Obligations of states and political subdivisions	4,270	(58)	34,827	(4,807)	39,097	(4,865)
Corporate securities	21,283	(381)	56,333	(3,732)	77,616	(4,113)
Residential mortgage-backed securities	8,035	(71)	30,225	(5,141)	38,260	(5,212)
Commercial mortgage-backed securities	1,847	(4)	19,146	(2,063)	20,993	(2,067)
Asset-backed securities	4,306	(118)	4,299	(171)	8,605	(289)
Redeemable preferred stocks	—	—	3,072	(664)	3,072	(664)
Total fixed income securities	$40,973	$(647)	$151,081	$(16,650)	$192,054	$(17,297)

	December 31, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$997	$(5)	$3,433	$(68)	$4,430	$(73)
Obligations of states and political subdivisions	2,976	(93)	35,429	(4,555)	38,405	(4,648)
Corporate securities	2,081	(147)	62,738	(3,460)	64,819	(3,607)
Residential mortgage-backed securities	3,273	(15)	33,503	(4,987)	36,776	(5,002)
Commercial mortgage-backed securities	—	—	19,754	(2,030)	19,754	(2,030)
Asset-backed securities	1,433	(108)	5,832	(202)	7,265	(310)
Redeemable preferred stocks	—	—	3,186	(550)	3,186	(550)
Total fixed income securities	$10,760	$(368)	$163,875	$(15,852)	$174,635	$(16,220)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities since adoption of the credit loss standard. Therefore, there was no beginning balance, activity, or ending balance of credit losses as of and during the three months ended March 31, 2026 and 2025.

Net investment income consisted of the following:

	Three Months Ended March 31,
	2026	2025
Fixed income securities	$2,937	$3,128
Equity securities	231	208
Real estate	66	66
Cash and cash equivalents	253	369
Total gross investment income	3,487	3,771
Investment expenses	832	933
Net investment income	$2,655	$2,838

Net investment gains consisted of the following:

	Three Months Ended March 31,
	2026	2025
Gross realized gains:
Fixed income securities	$30	$—
Equity securities	389	503
Total gross realized gains	419	503

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(22)	—
Equity securities	(256)	(177)
Total gross realized losses, excluding credit impairment losses	(278)	(177)

Net realized gains	141	326

Change in net unrealized gains on equity securities	1,563	543
Net investment gains	$1,704	$869

Non-cash investment transactions were $0 and $499 for the three months ended March 31, 2026 and 2025, respectively.

4.	Fair Value Measurements

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the three-month period ended March 31, 2026, or the year ended December 31, 2025. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at March 31, 2026, or December 31, 2025.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,386	$—	$10,386	$—
Obligations of states and political subdivisions	45,646	—	45,646	—
Corporate securities	118,068	—	118,068	—
Residential mortgage-backed securities	66,653	—	66,653	—
Commercial mortgage-backed securities	27,244	—	27,244	—
Asset-backed securities	18,711	—	18,711	—
Redeemable preferred stock	3,072	—	3,072	—
Total fixed income securities	289,780	—	289,780	—

Equity Securities - Common stock	25,792	25,792	—	—

Money market accounts and cash equivalents	16,597	16,597	—	—
Total assets at fair value	$332,169	$42,389	$289,780	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,716	$—	$10,716	$—
Obligations of states and political subdivisions	46,050	—	46,050	—
Corporate securities	123,805	—	123,805	—
Residential mortgage-backed securities	68,699	—	68,699	—
Commercial mortgage-backed securities	27,528	—	27,528	—
Asset-backed securities	21,409	—	21,409	—
Redeemable preferred stock	3,186	—	3,186	—
Total fixed income securities	301,393	—	301,393	—

Equity Securities - Common stock	23,951	23,951

Money market accounts and cash equivalents	10,165	10,165	—	—
Total assets at fair value	$335,509	$34,116	$301,393	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2026, or December 31, 2025.

5.	Reinsurance

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

During the three-month period ended March 31, 2026, the Company maintained property catastrophe reinsurance protection covering $123,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $3,900 in excess of $1,100 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $35,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, the state of reinsurer relations in general, and other relevant factors. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At March 31, 2026, and December 31, 2025, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$55,529	$58,391	$67,728	$72,161
Assumed premium	1,983	1,983	38	39
Ceded premium	(5,261)	(5,261)	(4,704)	(4,703)
Net premiums	$52,251	$55,113	$63,062	$67,497

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended March 31,
	2026	2025
Direct losses and loss adjustment expenses	$24,069	$40,379
Assumed losses and loss adjustment expenses	121	(233)
Ceded losses and loss adjustment expenses	(834)	(1,621)
Net losses and loss adjustment expenses	$23,356	$38,525

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other five companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by AM Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category. Pooling percentages for the insurance subsidiaries are updated periodically based on their respective surplus as a percentage of the pool’s surplus.

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

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$19,209	$26,300
Deferral of policy acquisition costs	11,787	14,041
Amortization of deferred policy acquisition costs	(11,886)	(16,528)
Balance, end of period	$19,110	$23,813

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,855	$137,288
Reinsurance recoverables on losses	11,957	12,561
Net balance, beginning of period	125,898	124,727

Incurred related to:
Current year	27,404	37,107
Prior years	(4,048)	1,418
Total incurred	23,356	38,525

Paid related to:
Current year	10,251	10,375
Prior years	25,360	25,637
Total paid	35,611	36,012

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	123,594	135,886
Reinsurance recoverables on losses	9,951	8,646
Net balance, end of period	$113,643	$127,240

During the three months ended March 31, 2026, the Company’s incurred reported losses and loss adjustment expense included $4,048 of net favorable development on prior accident years. This was primarily attributable to favorable development for the Home and Farm and Private Passenger Auto segments. During the three months ended March 31, 2025, the Company’s incurred reported losses and loss adjustment expenses included $1,418 of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Non-Standard Auto segment.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025	Estimated Useful Life
Cost:
Land	$1,249	$1,249	indefinite
Building and improvements	11,280	11,257	10 – 43 years
Electronic data processing equipment	1,511	1,491	5 – 7 years
Furniture and fixtures	2,654	2,684	5 – 7 years
Automobiles	1,225	1,287	2 – 3 years
Gross cost	17,919	17,968

Accumulated depreciation	(11,303)	(11,209)
Total property and equipment, net	$6,616	$6,759

Depreciation expense was $168 and $173 for the three months ended March 31, 2026 and 2025, respectively.

9.	Royalties and Dividends

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $470 and $440 during the three months ended March 31, 2026 and 2025, respectively. Royalty amounts payable of $171 and $152 were accrued as a liability to the NDFB at March 31, 2026, and December 31, 2025, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2025, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements by a significant margin. For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2026, see Part II, Item 8, Note 11 “Royalties, Dividends, and Affiliations” section of the 2025 Annual Report.

10.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $284 and $320 during the three months ended March 31, 2026 and 2025, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $348 and $134 during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized compensation expense related to the ESOP of $70 and $89 during the three months ended March 31, 2026 and 2025, respectively.

Through March 31, 2026, and December 31, 2025, the Company had released and allocated 218,835 ESOP shares to participants, with a remainder of 21,165 ESOP shares in suspense at March 31, 2026 and December 31, 2025. Using the Company’s quarter-end market price of $12.89 per share, the fair value of the unearned ESOP shares was $273 at March 31, 2026

11.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the three months ended March 31, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

12.	Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit). The valuation allowance against certain deferred income tax assets was $2,069 and $2,345 at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, and December 31, 2025, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties on uncertain tax positions were recognized during the three-month period ended March 31, 2026, or the year ended December 31, 2025.

Our effective tax rate for the three months ended March 31, 2026, was 20.4%, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was 16.6% for the three months ended March 31, 2025, which was impacted by a change in the recorded valuation allowance and reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

13.	Leases

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

There were expenses of $113 and $115 related to these leases during the three months ended March 31, 2026 and 2025, respectively.

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$91	$91
Finance lease cost:
Amortization of right-of-use assets	20	20
Interest on lease liabilities	2	4
Finance lease cost	22	24
Total lease cost	$113	$115

Other information on leases:
Cash payments included in operating cash flows from operating leases	$98	$97
Cash payments included in operating cash flows from finance leases	2	4
Cash payments included in financing cash flows from finance leases	28	26
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Weighted average discount rate – operating leases	4.42%	4.47%
Weighted average discount rate – finance leases	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	3.2 years	4.4 years
Weighted average remaining lease term in years – finance leases	0.6 years	1.6 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the five years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at March 31, 2026:

Year ending December 31,	Operating Leases	Finance Leases	Total
2026 (nine months remaining)	299	70	369
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,288	70	1,358
Less: present value adjustment	83	1	84
Lease liability at March 31, 2026	$1,205	$69	$1,274

14.	Contingencies

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

15.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
Shares outstanding, beginning of period	20,554,144	20,673,268
Treasury shares repurchased through stock repurchase authorization	(64,668)	—
Issuance of treasury shares for vesting of restricted stock units	30,552	25,306
Shares outstanding, end of period	20,520,028	20,698,574

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. During the three months ended March 31, 2026, we completed the repurchase of 64,668 shares of our common stock for $861, including the effects from applicable excise taxes under these authorizations. At March 31, 2026, $3,692 remains available under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

16.	Share-Based Compensation

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

Restricted Stock Units

The Compensation Committee has awarded RSUs to non-employee directors and select executives. RSUs are promises to issue actual shares of common stock at the end of a vesting period. The RSUs granted to executives under the Plan are based on salary. RSUs granted prior to 2024 vest equally over a five-year period. Effective for executive grants beginning in 2024, the RSUs vest equally over a three-year period. As approved by the Compensation Committee, all executive share-based compensation granted in 2025 and 2026 was awarded as RSUs. The RSUs granted to non-employee directors vest 100% on the date of the next annual meeting of shareholders following the grant date. If applicable, dividend equivalents on RSUs are accrued during the vesting period and paid in cash at the end of the vesting period but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to RSUs.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2025	104,398	$15.11
RSUs granted during 2025	168,798	14.00
RSUs earned during 2025	(51,622)	15.02
Forfeitures (1)	(89,140)	14.68
Units outstanding and unearned at December 31, 2025	132,434	14.02

RSUs granted during 2026	163,000	13.31
RSUs earned during 2026	(49,956)	14.20
Forfeitures	(5,168)	14.62
Units outstanding and unearned at March 31, 2026	240,310	13.49

(1) Represents RSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2026	2025
RSU compensation expense	$337	$463
Income tax benefit	(71)	(105)
RSU compensation expense, net of income taxes	$266	$358

At March 31, 2026, there was $2,739 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.64 years.

Performance Share Units

The Compensation Committee has awarded PSUs to select executives. PSUs are promises to issue actual shares of common stock at the end of a vesting period, if certain performance conditions are met. The PSUs granted to employees under the Plan are based on salary and, prior to 2024, include a three-year adjusted book value cumulative growth target with threshold and stretch goals. For grants made in 2024, the performance metric is calculated based on an adjusted return on equity over a three-year period, with annual resets. There were no PSUs granted in 2025 or 2026. PSUs will vest on the third anniversary of the grant date, subject to the participant’s continuous employment through the vesting date and the level of performance achieved. If applicable, dividend equivalents on PSUs are accrued and paid in cash at the end of the performance period in accordance with the level of performance achieved but are subject to forfeiture until the underlying shares become vested. Participants do not have voting rights with respect to PSUs.

The Company recognizes stock-based compensation costs for PSUs based on the grant date fair value over the performance period of the awards. Estimated forfeitures are included in the determination of compensation costs. The current cost estimates represent the Company’s forecasted performance against cumulative growth targets.

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2025	26,327	$17.50
PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures (2)	(11,694)	14.19
Units outstanding at December 31, 2025	14,633	20.14

PSUs granted during 2026 (at target)	—	—
PSUs earned during 2026	—	—
Performance adjustment (1)	(4,986)	14.19
Forfeitures	(959)	14.19
Units outstanding at March 31, 2026	8,688	24.21

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2)  Represents PSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended March 31,
	2026	2025
PSU compensation expense	$(44)	$17
Income tax benefit	9	(4)
PSU compensation expense, net of income taxes	$(35)	$13

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 200% of the initial target awards. During the three months ended March 31, 2026, a performance adjustment was recorded to compensation expense related to the PSU awards granted during 2024 due to the Company's expectations regarding performance goals. During the year ended December 31, 2025, no performance adjustments were made to previously recognized compensation expenses.

At March 31, 2026, there was $36 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.91 years.

17.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of March 31, 2026 and 2025, and the changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	As of and For the Three Months Ended March 31, 2026		As of and For the Three Months Ended March 31, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$41,575	$334	$52,907	$337

Current period charge for expected credit losses		—		(44)
Write-offs of uncollectible premiums receivable		(36)		(61)

Balance, end of period	$40,210	$298	$49,220	$232

18.	Segment Information

We have five reportable operating segments, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three-months ended March 31, 2026 and 2025.

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

We do not assign or allocate all line items in our Consolidated Statement of Operations or Consolidated Balance Sheets to our operating segments. Those line items include fee and other income, net investment income, net investment gains (losses), and income tax expense (benefit) within the Consolidated Statement of Operations. For the Consolidated Balance Sheets, those items include cash and investments, reinsurance premiums receivable or payable, income taxes recoverable or payable, accrued investment income, property and equipment, deferred income taxes, other assets, accrued expenses and other liabilities, and shareholders’ equity.

	Three Months Ended March 31, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$22,848	$2,608	$28,785	$(18)	$4,168	$58,391
Assumed premiums earned	—	—	—	—	1,983	1,983
Ceded premiums earned	(552)	(4)	(3,091)	(652)	(962)	(5,261)
Net premiums earned	22,296	2,604	25,694	(670)	5,189	55,113

Direct losses and loss adjustment expenses	10,297	2,582	10,716	(323)	797	24,069
Assumed losses and loss adjustment expenses	—	—	—	—	121	121
Ceded losses and loss adjustment expenses	(5)	—	(355)	(370)	(104)	(834)
Net losses and loss adjustment expenses	10,292	2,582	10,361	(693)	814	23,356

Gross margin	12,004	22	15,333	23	4,375	31,757

Amortization of deferred policy acquisition costs	4,537	901	5,582	70	796	11,886
Other underwriting and general expenses (1)	3,158	744	3,916	(53)	885	8,650
Underwriting and general expenses	7,695	1,645	9,498	17	1,681	20,536
Underwriting gain (loss)	4,309	(1,623)	5,835	6	2,694	11,221

Net investment income						2,655
Net investment gains						1,704
Fee and other income						130
Income before income taxes						15,710
Income tax expense						3,202
Net income						$12,508

Operating Ratios:
Loss and loss adjustment expense ratio	46.2%	99.2%	40.3%	103.4%	15.7%	42.4%
Expense ratio	34.5%	63.2%	37.0%	(2.5)%	32.4%	37.3%
Combined ratio	80.7%	162.4%	77.3%	100.9%	48.1%	79.7%

Balances at March 31, 2026:
Premiums and agents’ balances receivable	$25,117	$163	$11,551	$115	$3,264	$40,210
Deferred policy acquisition costs	6,785	209	10,581	—	1,535	19,110
Reinsurance recoverables on losses	673	—	2,626	312	6,340	9,951
Receivable from Federal Crop Insurance Corporation	—	—	—	12,786	—	12,786
Unpaid losses and loss adjustment expenses	29,407	61,620	19,471	1,357	11,739	123,594
Unearned premiums	36,746	1,241	57,287	—	8,362	103,636

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Three Months Ended March 31, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$23,828	$18,278	$26,511	$(15)	$3,559	$72,161
Assumed premiums earned	—	—	—	—	39	39
Ceded premiums earned	(1,170)	(25)	(2,790)	(361)	(357)	(4,703)
Net premiums earned	22,658	18,253	23,721	(376)	3,241	67,497

Direct losses and loss adjustment expenses	13,498	14,538	9,932	129	2,282	40,379
Assumed losses and loss adjustment expenses	—	—	—	—	(233)	(233)
Ceded losses and loss adjustment expenses	(3)	—	(145)	(628)	(845)	(1,621)
Net losses and loss adjustment expenses	13,495	14,538	9,787	(499)	1,204	38,525

Gross margin	9,163	3,715	13,934	123	2,037	28,972

Amortization of deferred policy acquisition costs	4,486	6,324	5,037	24	657	16,528
Other underwriting and general expenses (1)	2,892	1,957	2,796	—	987	8,632
Underwriting and general expenses	7,378	8,281	7,833	24	1,644	25,160
Underwriting gain (loss)	1,785	(4,566)	6,101	99	393	3,812

Net investment income						2,838
Net investment gains						869
Fee and other income						230
Income before income taxes						7,749
Income tax expense						1,289
Net income						$6,460

Operating Ratios:
Loss and loss adjustment expense ratio	59.6%	79.6%	41.3%	132.7%	37.1%	57.1%
Expense ratio	32.6%	45.4%	33.0%	(6.4)%	50.7%	37.3%
Combined ratio	92.2%	125.0%	74.3%	126.3%	87.8%	94.4%

Balances at March 31, 2025:
Premiums and agents’ balances receivable	$26,159	$9,676	$10,446	$30	$2,909	$49,220
Deferred policy acquisition costs	6,759	6,362	9,400	—	1,292	23,813
Reinsurance recoverables on losses	2,228	—	1,706	11	4,701	8,646
Receivable from Federal Crop Insurance Corporation	—	—	—	11,474	—	11,474
Unpaid losses and loss adjustment expenses	28,726	77,321	19,467	35	10,337	135,886
Unearned premiums	38,266	22,996	53,358	—	7,443	122,063

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of our operating results and financial condition than can be obtained from reading the unaudited consolidated financial statements alone. This discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements.” Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” included elsewhere in this Form 10-Q. Part I, Item 1A, “Risk Factors” included in our 2025 Annual Report should also be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

All dollar amounts, except per share data, are in thousands.

Financial Highlights

2026 First Quarter Consolidated Results of Operations

•	Net income of $12,508, or $0.60 per share basic and $0.60 per share diluted
•	Net premiums earned of $55,113
•	Net investment income of $2,655
•	Net favorable prior year reserve development of $4,048
•	Underwriting gain of $11,221
•	Combined ratio of 79.7%
•	Operating cash flows of ($1,867)

2026 First Quarter Consolidated Financial Condition

•	Total cash and investments of $374,910
•	Total assets of $492,109
•	Unpaid losses and loss adjustment expenses of $123,594
•	Total liabilities of $241,913
•	Shareholders’ equity of $250,196

Results of Operations

Our consolidated net income was $12,508 and $6,460 for the three months ended March 31, 2026 and 2025, respectively.

The major components of our revenues and net income for the two periods are shown below:

	Three Months Ended March 31,
	2026	2025
Revenues:
Net premiums earned	$55,113	$67,497
Net investment income	2,655	2,838
Net investment gains	1,704	869
Fee and other income	130	230
Total revenues	$59,602	$71,434

Components of net income:
Net premiums earned	$55,113	$67,497
Losses and loss adjustment expenses	23,356	38,525
Amortization of deferred policy acquisition costs and other underwriting and general expenses	20,536	25,160
Underwriting gain	11,221	3,812

Net investment income	2,655	2,838
Net investment gains	1,704	869
Fee and other income	130	230
Income before income taxes	15,710	7,749
Income tax expense	3,202	1,289
Net income	$12,508	$6,460

Net Premiums Earned

	Three Months Ended March 31,
	2026	2025
Net premiums earned:
Direct premium	$58,391	$72,161
Assumed premium	1,983	39
Ceded premium	(5,261)	(4,703)
Total net premiums earned	$55,113	$67,497

Net premiums earned for the three months ended March 31, 2026, decreased $12,384, or 18.3%, compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Net premiums earned:
Private Passenger Auto	$22,296	$22,658
Non-Standard Auto	2,604	18,253
Home and Farm	25,694	23,721
Crop	(670)	(376)
All Other	5,189	3,241
Total net premiums earned	$55,113	$67,497

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the three months ended March 31, 2026, decreased $362, or 1.6%, compared to the same period in 2025. Results were driven by lower renewal premiums in South Dakota and Nebraska as a result of underwriting actions taken in recent periods, partially offset by new business growth in North Dakota.

Non-Standard Auto – Net premiums earned for the three months ended March 31, 2026, decreased $15,649, or 85.7%, compared to the same period in 2025. This decrease was driven by strategic decision during the third quarter of 2025 to stop writing non-standard auto business in Illinois, Arizona, and South Dakota, with existing policies being non-renewed. We anticipate further reductions in net earned premiums in the near term as a result of the decisions to run off these non-standard auto operations.

Home and Farm – Net premiums earned for the three months ended March 31, 2026, increased $1,973, or 8.3%, compared to the same period in 2025. Results were driven by new business growth in North Dakota and South Dakota, rate increases, and increased insured property values. These increases were partially offset by lower homeowners renewal premiums in South Dakota and Nebraska as a result of underwriting actions taken to improve profitability.

Crop – Net premiums earned for the first quarter of any year are typically the result of prior crop year premium adjustments that correspond to the current year settlement of prior crop year claims. The majority of crop insurance premiums are generally written in the second quarter and earned ratably over the remainder of the calendar year.

All Other – Net premiums earned for the three months ended March 31, 2026, increased $1,948, or 60.1%, compared to the same period in 2025 primarily driven by the Company’s decision to participate on the catastrophe reinsurance programs of certain farm bureau insurance companies.

Losses and Loss Adjustment Expenses

	Three Months Ended March 31,
	2026	2025
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$24,069	$40,379
Assumed losses and loss adjustment expenses	121	(233)
Ceded losses and loss adjustment expenses	(834)	(1,621)
Total net losses and loss adjustment expenses	$23,356	$38,525

Our net losses and loss adjustment expenses for the three months ended March 31, 2026, decreased $15,169, or 39.4%, compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Net losses and loss adjustment expenses:
Private Passenger Auto	$10,292	$13,495
Non-Standard Auto	2,582	14,538
Home and Farm	10,361	9,787
Crop	(693)	(499)
All Other	814	1,204
Total net losses and loss adjustment expenses	$23,356	$38,525

	Three Months Ended March 31,
	2026	2025
Loss and loss adjustment expense ratio:
Private Passenger Auto	46.2%	59.6%
Non-Standard Auto	99.2%	79.6%
Home and Farm	40.3%	41.3%
Crop	103.4%	132.7%
All Other	15.7%	37.1%
Total loss and loss adjustment expense ratio	42.4%	57.1%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 13.4 percentage points in the three-month period ended March 31, 2026, compared to the same period in 2025. This decrease was driven by lower frequency of losses as well as favorable prior year development on loss reserves in the current year quarter.

Non-Standard Auto – The net loss and loss adjustment expense ratio increased 19.6 percentage points in the three-month period ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by significant strategic reductions in net earned premium in the current year quarter while continuing to incur expenses necessary to adjust and settle claims.

Home and Farm – The net loss and loss adjustment expense ratio decreased 1.0 percentage point in the three-month period ended March 31, 2026, compared to the same period in 2025. This decrease in the current year quarter was driven by favorable prior year development on loss reserves and rate increases impacting net premiums earned.

Crop – The net losses and loss adjustment expenses during the first quarter of any year are typically the result of the current year settlement of prior crop year claims. The majority of crop insurance losses and loss adjustment expenses are generally incurred in the last three quarters of the calendar year.

All Other – The net loss and loss adjustment expense ratio decreased 21.4 percentage points in the three-month period ended March 31, 2026, compared to the same period in 2025. This decrease was primarily driven by the strong results in the current year quarter related to the Company’s decision to participate on the catastrophe reinsurance programs of certain farm bureau insurance companies.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended March 31,
	2026	2025
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$11,886	$16,528
Other underwriting and general expenses	8,650	8,632
Total underwriting and general expenses	20,536	25,160

Expense ratio	37.3%	37.3%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio remained consistent in the three-month period ended March 31, 2026, compared to the same period in 2025. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. Other underwriting and general expenses were consistent with the prior year quarter and reflect strategic investments in human capital and technology during the current year.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended March 31,
	2026	2025
Underwriting gain (loss):
Private Passenger Auto	$4,309	$1,785
Non-Standard Auto	(1,623)	(4,566)
Home and Farm	5,835	6,101
Crop	6	99
All Other	2,694	393
Total underwriting gain (loss)	$11,221	$3,812

	Three Months Ended March 31,
	2026	2025
Combined ratio:
Private Passenger Auto	80.7%	92.2%
Non-Standard Auto	162.4%	125.0%
Home and Farm	77.3%	74.3%
Crop	100.9%	126.3%
All Other	48.1%	87.8%
Combined ratio	79.7%	94.4%

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

The total underwriting gain increased $7,409 to a gain of $11,221 for the three-month period ended March 31, 2026, from a gain of $3,812 for the three-month period ended March 31, 2025. These results were driven by the factors discussed in the Net Premiums Earned, Loss and Loss Adjustment Expenses, and the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio decreased 14.7 percentage points in the three-month period ended March 31, 2026, compared to the same period in 2025. These results were driven by the factors discussed in the Net Premiums Earned, Loss and Loss Adjustment Expenses, and the Underwriting and General Expenses and Expense Ratio sections above.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended March 31,
	2026	2025
Average cash and invested assets	$376,795	$391,998
Net investment income	$2,655	$2,838

Gross return on average cash and invested assets	3.7%	3.9%
Net return on average cash and invested assets	2.8%	2.9%

Net investment income decreased $183 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily driven by earning slightly lower yields on a lower average invested assets in the current year, partially offset by lower investment expenses.

Gross and net return on average cash and invested assets decreased year-over-year, primarily driven by consistent yields on a lower average fixed income securities balance (measured at fair value) and lower returns on cash and other short-term investments, partially offset by lower investment expenses. The decrease in average cash and invested assets was driven by a decrease in the fixed income securities balance in 2026 as proceeds from maturities and sales were used to fund operating cash needs.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended March 31,
	2026	2025
Gross realized gains	$419	$503
Gross realized losses, excluding credit impairment losses	(278)	(177)
Net realized gains (losses)	141	326
Change in net unrealized gains on equity securities	1,563	543
Net investment gains	$1,704	$869

We had net realized gains of $141 for the three months ended March 31, 2026, compared to net realized gains of $326 for the three months ended March 31, 2025, which were the result of routine portfolio management decisions. No credit impairment losses were reported during any of the periods presented.

We experienced an increase in net unrealized gains on equity securities of $1,563 and $543 during the three months ended March 31, 2026 and 2025, respectively, driven by the impact of changes in fair value attributable to favorable equity markets during these periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $2,411 during the three months ended March 31, 2026, compared to net unrealized gains of $3,313 during the three months ended March 31, 2025. The change was primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Fee and Other Income

We had fee and other income of $130 for the three months ended March 31, 2026, compared to $230 for the three months ended March 31, 2025. The decrease in the current year was driven by strategic reductions in non-standard auto premiums that typically generate the majority of the fee income.

Income before Income Taxes

For the three months ended March 31, 2026, we had pre-tax income of $15,710 compared to a pre-tax income of $7,749 for the three months ended March 31, 2025. This change was attributable to the lower frequency of losses for Private Passenger Auto, impact of the strategic decision to exit the majority of the Non-Standard Auto segment, strong results for the assumed business within the All Other segment, favorable prior year development on loss reserves, and more favorable market conditions for equity investments.

Income Tax Expense

We recorded income tax expense of $3,202 for the three months ended March 31, 2026, compared to income tax expense of $1,289 for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026, was 20.4%, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was 16.6% for the three months ended March 31, 2025, which was impacted by a change in the recorded valuation allowance.

Net Income

For the three months ended March 31, 2026, we had net income of $12,508 compared to net income of $6,460 for the three months ended March 31, 2025. This change was attributable to the lower frequency of losses for Private Passenger Auto, impact of the strategic decision to exit the majority of the Non-Standard Auto segment, strong results for the assumed business within the All Other segment, favorable prior year development on loss reserves, and more favorable market conditions for equity investments.

Return on Average Equity

For the three months ended March 31, 2026, we had annualized return on average equity of 20.4% compared to 10.4% for the three months ended March 31, 2025.

Average equity is calculated as the average between beginning and ending equity for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in the unaudited consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2025 Annual Report. There have been no changes in our critical accounting policies from December 31, 2025.

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities.

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the three months ended March 31, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

The change in cash and cash equivalents for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$(1,867)	$9,888
Net cash flows from investing activities	8,934	(3,459)
Net cash flows from financing activities	(1,065)	(157)
Net increase in cash and cash equivalents	$6,002	$6,272

For the three months ended March 31, 2026, net cash used by operating activities totaled $1,867 compared to net cash provided of $9,888 in the prior year quarter. This change was primarily driven by lower levels of cash received for premiums in the current year quarter due to the strategic decision during the third quarter of 2025 to stop writing non-standard auto business in Illinois, Arizona, and South Dakota.

For the three months ended March 31, 2026, net cash provided by investing activities totaled $8,934 compared to net cash used of $3,459 in the prior year quarter. This change was due to the combination of higher proceeds from maturities and sales of fixed income securities and lower purchase of fixed income securities during the current year quarter compared to the prior year quarter.

For the three months ended March 31, 2026, net cash used by financing activities totaled $1,065 compared to $157 a year ago. This increase in cash used was attributable to an increase in share repurchases in the current year quarter.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $6,730 as of December 31, 2025. No dividends were declared or paid by Nodak Insurance during the three months ended March 31, 2026, or the year ended December 31, 2025.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $3,829 as of December 31, 2025. No dividends were declared or paid by Direct Auto during the three months ended March 31, 2026, or the year ended December 31, 2025.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2026, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

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

Item 1A. - Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report.

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

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. At March 31, 2026, $3,692 remains available under this authorization.

Share repurchase activity during the three months ended March 31, 2026, is presented below:

Period in 2026	Total Number of Shares Purchased	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)(3) (in thousands)
January 1 – 31, 2026	11,327	$13.30	11,327	$4,398
February 1 – 28, 2026	14,784	13.47	14,784	4,199
March 1 – 31, 2026	38,557	13.15	38,557	3,692
Total	64,668	$13.25	64,668	$3,692

(1)	Shares purchased pursuant to the August 25, 2025 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to $3,692 under the August 25, 2025, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the first quarter of 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2026.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer)