Form 10-Q
period 2026-06-30
NI Holdings, Inc.
filed 2026-08-07
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common stock outstanding on July 31, 2026 was 20,404,723. No preferred shares are issued or outstanding.

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

Part I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and cash equivalents	$51,609	$51,715
Fixed income securities, at fair value (amortized cost $314,055 and $314,804; net of allowance for expected credit losses of $0 and $0)	298,374	301,393
Equity securities, at fair value (cost $19,753 and $20,926)	24,873	23,951
Other investments	1,619	1,621
Total cash and investments	376,475	378,680

Premiums and agents' balances receivable (net of allowance for expected credit losses of $301 and $334)	77,789	41,575
Deferred policy acquisition costs	21,895	19,209
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 and $0)	12,441	11,957
Income tax recoverable	9,125	11,490
Accrued investment income	2,494	2,462
Property and equipment, net	6,490	6,759
Deferred income taxes	6,075	6,145
Receivable from Federal Crop Insurance Corporation	16,380	15,605
Other assets	13,970	12,120
Total assets	$543,134	$506,002

Liabilities:
Unpaid losses and loss adjustment expenses	$134,757	$137,855
Unearned premiums	132,424	106,498
Reinsurance premiums payable	2,000	878
Accrued expenses and other liabilities	24,577	20,434
Total liabilities	293,758	265,665

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2026 – 20,431,819 shares, 2025 – 20,554,144 shares	230	230
Additional paid-in capital	95,773	95,932
Unearned employee stock ownership plan shares	(212)	(212)
Retained earnings	203,596	191,074
Accumulated other comprehensive loss, net of income taxes	(12,388)	(10,595)
Treasury stock, at cost, 2026 – 2,547,016 shares, 2025 – 2,424,691 shares	(37,623)	(36,092)
Total shareholders’ equity	249,376	240,337

Total liabilities and shareholders’ equity	$543,134	$506,002

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$65,017	$73,005	$120,130	$140,502
Net investment income	2,810	3,146	5,465	5,984
Net investment gains (losses)	2,063	(410)	3,767	459
Fee and other income	344	316	474	546
Total revenues	70,234	76,057	129,836	147,491

Expenses:
Losses and loss adjustment expenses	48,417	66,607	71,773	105,132
Amortization of deferred policy acquisition costs	12,236	16,374	24,122	32,902
Other underwriting and general expenses	9,351	8,400	18,001	17,032
Total expenses	70,004	91,381	113,896	155,066

Income (loss) before income taxes	230	(15,324)	15,940	(7,575)
Income tax expense (benefit)	84	(3,273)	3,286	(1,984)
Net income (loss)	$146	$(12,051)	$12,654	$(5,591)

Earnings per common share:
Basic	$0.01	$(0.57)	$0.61	$(0.27)
Diluted	$0.01	$(0.57)	$0.61	$(0.27)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,811,048	21,039,090	20,843,029	21,027,073
Dilutive securities – restricted stock units and performance share units	63,600	—	61,665	—
Weighted average common shares used in diluted per common share calculations	20,874,648	21,039,090	20,904,694	21,027,073

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$146	$(12,051)	$12,654	$(5,591)

Other comprehensive income (loss), before income taxes:
Holding gains (losses) on investments	149	1,336	(2,254)	4,649
Reclassification adjustment for net realized gains (losses) included in net income (loss)	(7)	133	(15)	133
Other comprehensive income (loss), before income taxes	142	1,469	(2,269)	4,782
Income tax benefit (expense) related to items of other comprehensive income (loss)	(30)	(334)	476	(1,087)
Other comprehensive income (loss), net of income taxes	112	1,135	(1,793)	3,695

Comprehensive income (loss)	$258	$(10,916)	$10,861	$(1,896)

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2026	$230	$95,643	$(212)	$203,478	$(12,500)	$(36,443)	$250,196

Net income (loss)	—	—	—	146	—	—	146
Other comprehensive income (loss), net of income taxes	—	—	—	—	112	—	112
Purchase of treasury stock	—	—	—	—	—	(1,445)	(1,445)
Share-based compensation	—	372	—	—	—	—	372
Issuance of vested award shares	—	(242)	—	(28)	—	265	(5)
Balance, June 30, 2026	$230	$95,773	$(212)	$203,596	$(12,388)	$(37,623)	$249,376

Six Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$230	$95,932	$(212)	$191,074	$(10,595)	$(36,092)	$240,337

Net income (loss)	—	—	—	12,654	—	—	12,654
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,793)	—	(1,793)
Purchase of treasury stock	—	—	—	—	—	(2,306)	(2,306)
Share-based compensation	—	665	—	—	—	—	665
Issuance of vested award shares	—	(824)	—	(132)	—	775	(181)
Balance, June 30, 2026	$230	$95,773	$(212)	$203,596	$(12,388)	$(37,623)	$249,376

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2025	$230	$95,783	$(455)	$207,997	$(15,671)	$(33,884)	$254,000

Net income (loss)	—	—	—	(12,051)	—	—	(12,051)
Other comprehensive income (loss), net of income taxes	—	—	—	—	1,135	—	1,135
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation	—	244	—	—	—	—	244
Issuance of vested award shares	—	(203)	—	(34)	—	232	(5)
Balance, June 30, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$243,323

Six Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$244,631

Net income (loss)	—	—	—	(5,591)	—	—	(5,591)
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,695	—	3,695
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation	—	724	—	—	—	—	724
Issuance of vested award shares	—	(696)	—	(81)	—	641	(136)
Balance, June 30, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$243,323

The accompanying notes are an integral part of these consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$12,654	$(5,591)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains (losses)	(3,767)	(459)
Deferred income tax expense (benefit)	547	(1,452)
Depreciation of property and equipment	290	344
Share-based compensation	665	724
Amortization of deferred policy acquisition costs	24,122	32,902
Deferral of policy acquisition costs	(26,808)	(32,922)
Net amortization of premiums and discounts on investments	221	174
Gain on sale of property and equipment	(8)	(9)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(36,214)	(32,697)
Reinsurance premiums receivable / payable	1,122	7,603
Reinsurance recoverables on losses	(484)	(38,717)
Income tax recoverable / payable	2,365	(3,382)
Accrued investment income	(32)	(69)
Federal Crop Insurance Corporation receivable / payable	(775)	1,891
Other assets	(1,850)	(61)
Unpaid losses and loss adjustment expenses	(3,098)	66,242
Unearned premiums	25,926	16,391
Accrued expenses and other liabilities	4,169	5,377
Total adjustments	(13,609)	21,880
Net cash flows from operating activities	(955)	16,289

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	31,458	13,714
Proceeds from sales of equity securities	7,383	3,098
Purchases of fixed income securities	(30,914)	(23,641)
Purchases of equity securities	(4,553)	(3,255)
Purchases of property and equipment	(61)	(182)
Proceeds from sales of property and equipment	49	20
Net cash flows from investing activities	3,362	(10,246)

Cash flows from financing activities:
Purchase of treasury stock	(2,306)	—
Principal repayments of finance leases	(26)	(53)
Issuance of vested award shares	(181)	(136)
Net cash flows from financing activities	(2,513)	(189)

Net increase (decrease) in cash and cash equivalents	(106)	5,854

Cash and cash equivalents at beginning of period	51,715	50,930

Cash and cash equivalents at end of period	$51,609	$56,784

Federal and state income taxes paid (net of refunds received)	$374	$2,975

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

Organizational Structure and Credit Ratings

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies as of June 30, 2026, are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”), a global credit rating agency specializing in the insurance industry. The same executive management team provides oversight and strategic direction for the entire organization.

2.       Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report.

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

Operating results for the interim periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Our 2025 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2025 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the six months ended June 30, 2026 and 2025.

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes both tax and non-tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Company believes that the changes resulting from the tax provisions in the OBBBA are not expected to have a material impact on the Company’s results of operations.

Recent Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the statement of operations, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

3.       Investments

The amortized cost and estimated fair value of fixed income securities, presented on a consolidated basis as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$8,440	$—	$12	$(112)	$8,340
Obligations of states and political subdivisions	50,533	—	183	(4,335)	46,381
Corporate securities	131,082	—	572	(4,110)	127,544
Residential mortgage-backed securities	68,822	—	379	(5,303)	63,898
Commercial mortgage-backed securities	33,414	—	97	(2,118)	31,393
Asset-backed securities	18,028	—	58	(308)	17,778
Redeemable preferred stocks	3,736	—	—	(696)	3,040
Total fixed income securities	$314,055	$—	$1,301	$(16,982)	$298,374

	December 31, 2025
	Cost or Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,643	$—	$146	$(73)	$10,716
Obligations of states and political subdivisions	50,530	—	168	(4,648)	46,050
Corporate securities	125,978	—	1,434	(3,607)	123,805
Residential mortgage-backed securities	73,022	—	679	(5,002)	68,699
Commercial mortgage-backed securities	29,376	—	182	(2,030)	27,528
Asset-backed securities	21,519	—	200	(310)	21,409
Redeemable preferred stocks	3,736	—	—	(550)	3,186
Total fixed income securities	$314,804	$—	$2,809	$(16,220)	$301,393

The amortized cost and estimated fair value of fixed income securities by contractual maturity, presented on a consolidated basis, are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	June 30, 2026
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19,560	$19,368
After one year through five years	69,262	66,371
After five years through ten years	63,023	61,900
After ten years	38,210	34,626
Mortgage / asset-backed securities	120,264	113,069
Redeemable preferred stocks	3,736	3,040
Total fixed income securities	$314,055	$298,374

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,208	$10,097
After one year through five years	73,908	72,140
After five years through ten years	64,118	63,599
After ten years	38,917	34,735
Mortgage / asset-backed securities	123,917	117,636
Redeemable preferred stocks	3,736	3,186
Total fixed income securities	$314,804	$301,393

Fixed income securities and cash with a fair value of $4,549 at June 30, 2026, and $4,574 at December 31, 2025, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities, presented on a consolidated basis, are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	June 30, 2026
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$3,830	$(36)	$3,175	$(76)	$7,005	$(112)
Obligations of states and political subdivisions	4,361	(45)	35,069	(4,290)	39,430	(4,335)
Corporate securities	35,141	(335)	55,671	(3,775)	90,812	(4,110)
Residential mortgage-backed securities	12,870	(136)	29,317	(5,167)	42,187	(5,303)
Commercial mortgage-backed securities	7,734	(57)	19,054	(2,061)	26,788	(2,118)
Asset-backed securities	7,615	(148)	4,152	(160)	11,767	(308)
Redeemable preferred stocks	—	—	3,040	(696)	3,040	(696)
Total fixed income securities	$71,551	$(757)	$149,478	$(16,225)	$221,029	$(16,982)

	December 31, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$997	$(5)	$3,433	$(68)	$4,430	$(73)
Obligations of states and political subdivisions	2,976	(93)	35,429	(4,555)	38,405	(4,648)
Corporate securities	2,081	(147)	62,738	(3,460)	64,819	(3,607)
Residential mortgage-backed securities	3,273	(15)	33,503	(4,987)	36,776	(5,002)
Commercial mortgage-backed securities	—	—	19,754	(2,030)	19,754	(2,030)
Asset-backed securities	1,433	(108)	5,832	(202)	7,265	(310)
Redeemable preferred stocks	—	—	3,186	(550)	3,186	(550)
Total fixed income securities	$10,760	$(368)	$163,875	$(15,852)	$174,635	$(16,220)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities and have concluded that an allowance is not required. There was no beginning balance, activity, or ending balance of credit losses as of and during the three and six months ended June 30, 2026 and 2025.

Net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed income securities	$3,081	$3,193	$6,018	$6,321
Equity securities	210	247	441	455
Real estate	65	65	131	131
Cash and cash equivalents	222	379	475	748
Total gross investment income	3,578	3,884	7,065	7,655
Investment expenses	768	738	1,600	1,671
Net investment income	$2,810	$3,146	$5,465	$5,984

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains:
Fixed income securities	$45	$6	$75	$6
Equity securities	1,660	240	2,049	743
Total gross realized gains	1,705	246	2,124	749

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(38)	(139)	(60)	(139)
Equity securities	(137)	—	(393)	(177)
Total gross realized losses, excluding credit impairment losses	(175)	(139)	(453)	(316)

Net realized gains (losses)	1,530	107	1,671	433

Change in net unrealized gains on equity securities	533	(517)	2,096	26
Net investment gains (losses)	$2,063	$(410)	$3,767	$459

Non-cash investment transactions were $446 and $499 for the six months ended June 30, 2026 and 2025, respectively.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the six-month period ended June 30, 2026, or the year ended December 31, 2025. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at June 30, 2026, or December 31, 2025.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$8,340	$—	$8,340	$—
Obligations of states and political subdivisions	46,381	—	46,381	—
Corporate securities	127,544	—	127,544	—
Residential mortgage-backed securities	63,898	—	63,898	—
Commercial mortgage-backed securities	31,393	—	31,393	—
Asset-backed securities	17,778	—	17,778	—
Redeemable preferred stock	3,040	—	3,040	—
Total fixed income securities	298,374	—	298,374	—

Equity securities - common stock	24,873	24,873	—	—

Money market accounts and cash equivalents	18,950	4,514	14,436	—
Total assets at fair value	$342,197	$29,387	$312,810	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,716	$—	$10,716	$—
Obligations of states and political subdivisions	46,050	—	46,050	—
Corporate securities	123,805	—	123,805	—
Residential mortgage-backed securities	68,699	—	68,699	—
Commercial mortgage-backed securities	27,528	—	27,528	—
Asset-backed securities	21,409	—	21,409	—
Redeemable preferred stock	3,186	—	3,186	—
Total fixed income securities	301,393	—	301,393	—

Equity Securities - Common stock	23,951	23,951		—

Money market accounts and cash equivalents	10,165	10,165	—	—
Total assets at fair value	$335,509	$34,116	$301,393	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2026, or December 31, 2025.

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

During the six-month period ended June 30, 2026, the Company maintained property catastrophe reinsurance protection covering $123,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $3,900 in excess of $1,100 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $35,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, the state of reinsurer relations in general, and other relevant factors. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At June 30, 2026, and December 31, 2025, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$103,013	$71,104	$109,519	$82,542
Assumed premium	4,178	2,619	2,309	696
Ceded premium	(13,386)	(8,706)	(18,518)	(10,233)
Net premiums	$93,805	$65,017	$93,310	$73,005

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$158,542	$129,495	$177,247	$154,704
Assumed premium	6,161	4,602	2,347	735
Ceded premium	(18,647)	(13,967)	(23,222)	(14,937)
Net premiums	$146,056	$120,130	$156,372	$140,502

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct losses and loss adjustment expenses	$49,836	$109,382	$73,905	$149,761
Assumed losses and loss adjustment expenses	2,388	284	2,509	51
Ceded losses and loss adjustment expenses	(3,807)	(43,059)	(4,641)	(44,680)
Net losses and loss adjustment expenses	$48,417	$66,607	$71,773	$105,132

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$19,110	$23,813	$19,209	$26,300
Deferral of policy acquisition costs	15,021	18,881	26,808	32,922
Amortization of deferred policy acquisition costs	(12,236)	(16,374)	(24,122)	(32,902)
Balance, end of period	$21,895	$26,320	$21,895	$26,320

7.       Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,855	$137,288
Reinsurance recoverables on losses	11,957	12,561
Net balance, beginning of period	125,898	124,727

Incurred related to:
Current year	81,898	93,894
Prior years	(10,125)	11,238
Total incurred	71,773	105,132

Paid related to:
Current year	29,959	30,151
Prior years	45,396	47,456
Total paid	75,355	77,607

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	134,757	203,530
Reinsurance recoverables on losses	12,441	51,278
Net balance, end of period	$122,316	$152,252

During the three and six months ended June 30, 2026, the Company’s incurred reported losses and loss adjustment expense included $6,077 and $10,125, respectively, of net favorable development on prior accident years. This was primarily attributable to favorable development for the Non-Standard Auto and Home and Farm segments. During the three and six months ended June 30, 2025, the Company’s incurred reported losses and loss adjustment expenses included $9,820 and $11,238, respectively, of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Non-Standard Auto segment.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.       Property and Equipment

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025	Estimated Useful Life
Cost:
Land	$1,204	$1,249	indefinite
Building and improvements	11,344	11,257	10 – 43 years
Electronic data processing equipment	1,511	1,491	5 – 7 years
Furniture and fixtures	2,654	2,684	5 – 7 years
Automobiles	1,161	1,287	2 – 3 years
Gross cost	17,874	17,968

Accumulated depreciation	(11,384)	(11,209)
Total property and equipment, net	$6,490	$6,759

Depreciation expense was $122 and $171 for the three months ended June 30, 2026 and 2025, respectively, and $290 and $344 for the six months ended June 30, 2026 and 2025, respectively.

9.       Royalties and Dividends

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $583 and $522 during the three months ended June 30, 2026 and 2025, respectively, and $1,053 and $962 for the six months ended June 30, 2026 and 2025, respectively. Royalty amounts payable of $196 and $152 were accrued as a liability to the NDFB at June 30, 2026, and December 31, 2025, respectively.

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

10.       Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $510 and $482 during the three months ended June 30, 2026 and 2025, respectively, and $794 and $802 during the six months ended June 30, 2026 and 2025, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $59 and $24 during the three months ended June 30, 2026 and 2025, respectively, and $407 and $158 during the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognized compensation expense related to the ESOP of $74 and $78 during the three months ended June 30, 2026 and 2025, respectively, and $144 and $167 during the six months ended June 30, 2026 and 2025, respectively.

Through June 30, 2026, and December 31, 2025, the Company had released and allocated 218,835 ESOP shares to participants, with a remainder of 21,165 ESOP shares in suspense at June 30, 2026, and December 31, 2025. Using the Company’s quarter-end market price of $15.71 per share, the fair value of the unearned ESOP shares was $333 at June 30, 2026.

11.       Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the six months ended June 30, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

12.       Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit). The valuation allowance against certain deferred income tax assets was $2,072 and $2,345 at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, and December 31, 2025, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties on uncertain tax positions were recognized during the six-month period ended June 30, 2026, or the year ended December 31, 2025.

Our effective tax rate for the six months ended June 30, 2026, was 20.6%, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was not impacted by the change in valuation allowance noted above. The effective tax rate was 26.2% for the six months ended June 30, 2025, which was impacted by a change in the recorded valuation allowance.

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

There were expenses of $112 and $114 related to these leases during the three months ended June 30, 2026 and 2025, respectively, and $226 and $230 during the six months ended June 30, 2026 and 2025.

Additional information regarding the Company’s leases are as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$91	$91	$183	$183
Finance lease cost
Amortization of right-of-use assets	20	20	40	40
Interest on lease liabilities	1	3	3	7
Finance lease cost	21	23	43	47
Total lease cost	$112	$114	$226	$230

Other information on leases:
Cash payments included in operating cash flows from operating leases	$99	$98	$198	$195
Cash payments included in operating cash flows from finance leases	1	3	3	7
Cash payments included in financing cash flows from finance leases	29	27	57	53
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Weighted average discount rate – operating leases	4.41%	4.46%	4.41%	4.46%
Weighted average discount rate – finance leases	8.50%	8.50%	8.50%	8.50%
Weighted average remaining lease term in years – operating leases	3.0 years	4.0 years	3.0 years	4.0 years
Weighted average remaining lease term in years – finance leases	0.3 years	1.3 years	0.3 years	1.3 years

The following table presents the contractual maturities of the Company’s lease liabilities for each of the four years in the period ending December 31, 2029, and thereafter, reconciled to our lease liability at June 30, 2026:

Year ending December 31,	Operating Leases	Finance Leases	Total
2026 (six months remaining)	$200	$40	$240
2027	401	—	401
2028	376	—	376
2029	212	—	212
Thereafter	—	—	—
Total undiscounted lease payments	1,189	40	1,229
Less: present value adjustment	71	—	71
Lease liability at June 30, 2026	$1,118	$40	$1,158

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

15.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Six Months Ended June 30,
	2026	2025
Shares outstanding, beginning of period	20,554,144	20,673,268
Treasury shares repurchased through stock repurchase authorization	(169,757)	—
Issuance of treasury shares for vesting of restricted stock units	47,432	40,090
Shares outstanding, end of period	20,431,819	20,713,358

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. During the six months ended June 30, 2026, we completed the repurchase of 169,757 shares of our common stock for $2,306, including the effects from applicable excise taxes under these authorizations. At June 30, 2026, $2,260 remains available under this authorization.

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2025	104,398	$15.11
RSUs granted during 2025	168,798	14.00
RSUs earned during 2025	(51,622)	15.02
Forfeitures (1)	(89,140)	14.68
Units outstanding and unearned at December 31, 2025	132,434	14.02

RSUs granted during 2026	198,105	13.39
RSUs earned during 2026	(77,424)	13.84
Forfeitures	(5,168)	14.62
Units outstanding and unearned at June 30, 2026	247,947	13.56

(1) Represents RSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSU compensation expense	$363	$233	$699	$696
Income tax benefit	(76)	(53)	(147)	(158)
RSU compensation expense, net of income taxes	$287	$180	$552	$538

At June 30, 2026, there was $2,859 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.22 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2025	26,327	$17.50
PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures (2)	(11,694)	14.19
Units outstanding at December 31, 2025	14,633	20.14

PSUs granted during 2026 (at target)	—	—
PSUs earned during 2026	—	—
Performance adjustment (1)	(4,986)	14.19
Forfeitures	(959)	14.19
Units outstanding at June 30, 2026	8,688	24.21

(1)  Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2)  Represents PSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PSU compensation expense	$10	$11	$(34)	$28
Income tax (benefit) expense	(2)	(2)	7	(6)
PSU compensation expense, net of income taxes	$8	$9	$(27)	$22

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 200% of the initial target awards. During the six months ended June 30, 2026, a performance adjustment was recorded to compensation expense related to the PSU awards granted during 2024 due to the Company's expectations regarding performance goals. During the year ended December 31, 2025, no performance adjustments were made to previously recognized compensation expenses.

At June 30, 2026, there was $26 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.67 years.

17.       Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of June 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.

	As of and For the Three Months Ended June 30, 2026		As of and For the Three Months Ended June 30, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$40,210	$298	$49,220	$232

Current period charge for expected credit losses		83		376
Write-offs of uncollectible premiums receivable		(80)		(295)

Balance, end of period	$77,789	$301	$85,604	$313

	As of and For the Six Months Ended June 30, 2026		As of and For the Six Months Ended June 30, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$41,575	$334	$52,907	$337

Current period charge for expected credit losses		83		332
Write-offs of uncollectible premiums receivable		(116)		(356)

Balance, end of period	$77,789	$301	$85,604	$313

18.	Segment Information

We have five reportable operating segments, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments for the three- and six-month periods ended June 30, 2026 and 2025.

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

	Three Months Ended June 30, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$22,652	$943	$29,319	$13,908	$4,282	$71,104
Assumed premiums earned	—	—	—	556	2,063	2,619
Ceded premiums earned	(558)	(1)	(3,201)	(3,957)	(989)	(8,706)
Net premiums earned	22,094	942	26,118	10,507	5,356	65,017

Direct losses and loss adjustment expenses	12,761	(1,524)	29,129	8,324	1,146	49,836
Assumed losses and loss adjustment expenses	—	—	—	1,762	626	2,388
Ceded losses and loss adjustment expenses	(71)	—	(796)	(2,414)	(526)	(3,807)
Net losses and loss adjustment expenses	12,690	(1,524)	28,333	7,672	1,246	48,417

Gross margin	9,404	2,466	(2,215)	2,835	4,110	16,600

Amortization of deferred policy acquisition costs	4,545	162	5,448	900	1,181	12,236
Other underwriting and general expenses (1)	3,037	757	3,949	1,079	529	9,351
Underwriting and general expenses	7,582	919	9,397	1,979	1,710	21,587
Underwriting gain (loss)	1,822	1,547	(11,612)	856	2,400	(4,987)

Net investment income						2,810
Net investment gains (losses)						2,063
Fee and other income						344
Income (loss) before income taxes						230
Income tax expense (benefit)						84
Net income (loss)						$146

Operating Ratios:
Loss and loss adjustment expense ratio	57.4%	(161.8% )	108.5%	73.0%	23.3%	74.5%
Expense ratio	34.3%	97.6%	36.0%	18.8%	31.9%	33.2%
Combined ratio	91.7%	(64.2% )	144.5%	91.8%	55.2%	107.7%

Balances at June 30, 2026:
Premiums and agents’ balances receivable	$26,595	$15	$12,479	$34,763	$3,937	$77,789
Deferred policy acquisition costs	7,099	16	11,276	1,815	1,689	21,895
Reinsurance recoverables on losses	670	—	2,536	2,423	6,812	12,441
Receivable from Federal Crop Insurance Corporation	—	—	—	16,380	—	16,380
Unpaid losses and loss adjustment expenses	30,808	45,688	35,826	11,155	11,280	134,757
Unearned premiums	38,478	392	61,393	22,963	9,198	132,424

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Three Months Ended June 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$24,168	$14,526	$27,382	$12,658	$3,808	$82,542
Assumed premiums earned	—	—	—	537	159	696
Ceded premiums earned	(1,245)	(21)	(6,071)	(2,484)	(412)	(10,233)
Net premiums earned	22,923	14,505	21,311	10,711	3,555	73,005

Direct losses and loss adjustment expenses	14,617	16,860	65,924	10,464	1,517	109,382
Assumed losses and loss adjustment expenses	—	—	—	399	(115)	284
Ceded losses and loss adjustment expenses	(917)	—	(38,913)	(2,395)	(834)	(43,059)
Net losses and loss adjustment expenses	13,700	16,860	27,011	8,468	568	66,607

Gross margin	9,223	(2,355)	(5,700)	2,243	2,987	6,398

Amortization of deferred policy acquisition costs	4,899	4,263	5,363	1,076	773	16,374
Other underwriting and general expenses (1)	2,492	2,180	3,099	541	88	8,400
Underwriting and general expenses	7,391	6,443	8,462	1,617	861	24,774
Underwriting gain (loss)	1,832	(8,798)	(14,162)	626	2,126	(18,376)

Net investment income						3,146
Net investment gains (losses)						(410)
Fee and other income						316
Income (loss) before income taxes						(15,324)
Income tax expense (benefit)						(3,273)
Net income (loss)						$(12,051)

Operating Ratios:
Loss and loss adjustment expense ratio	59.8%	116.2%	126.7%	79.1%	16.0%	91.2%
Expense ratio	32.2%	44.4%	39.7%	15.1%	24.2%	33.9%
Combined ratio	92.0%	160.6%	166.4%	94.2%	40.2%	125.1%

Balances at June 30, 2025:
Premiums and agents’ balances receivable	$28,498	$6,534	$12,204	$35,006	$3,362	$85,604
Deferred policy acquisition costs	7,187	5,109	10,518	2,049	1,457	26,320
Reinsurance recoverables on losses	3,148	—	40,346	2,356	5,428	51,278
Receivable from Federal Crop Insurance Corporation	—	—	—	11,332	—	11,332
Unpaid losses and loss adjustment expenses	32,194	77,151	72,399	10,494	11,292	203,530
Unearned premiums	40,510	17,341	55,544	21,177	8,317	142,889

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Six Months Ended June 30, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$45,500	$3,551	$58,104	$13,890	$8,450	$129,495
Assumed premiums earned	—	—	—	556	4,046	4,602
Ceded premiums earned	(1,110)	(5)	(6,292)	(4,609)	(1,951)	(13,967)
Net premiums earned	44,390	3,546	51,812	9,837	10,545	120,130

Direct losses and loss adjustment expenses	23,058	1,058	39,845	8,001	1,943	73,905
Assumed losses and loss adjustment expenses	—	—	—	1,762	747	2,509
Ceded losses and loss adjustment expenses	(76)	—	(1,151)	(2,784)	(630)	(4,641)
Net losses and loss adjustment expenses	22,982	1,058	38,694	6,979	2,060	71,773

Gross margin	21,408	2,488	13,118	2,858	8,485	48,357

Amortization of deferred policy acquisition costs	9,082	1,063	11,030	970	1,977	24,122
Other underwriting and general expenses (1)	6,195	1,501	7,865	1,026	1,414	18,001
Underwriting and general expenses	15,277	2,564	18,895	1,996	3,391	42,123
Underwriting gain (loss)	6,131	(76)	(5,777)	862	5,094	6,234

Net investment income						5,465
Net investment gains (losses)						3,767
Fee and other income						474
Income (loss) before income taxes						15,940
Income tax expense (benefit)						3,286
Net income (loss)						$12,654

Operating Ratios:
Loss and loss adjustment expense ratio	51.8%	29.8%	74.7%	70.9%	19.5%	59.7%
Expense ratio	34.4%	72.3%	36.5%	20.3%	32.2%	35.1%
Combined ratio	86.2%	102.1%	111.2%	91.2%	51.7%	94.8%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

	Six Months Ended June 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$47,996	$32,804	$53,892	$12,643	$7,369	$154,704
Assumed premiums earned	—	—	—	537	198	735
Ceded premiums earned	(2,415)	(46)	(8,861)	(2,845)	(770)	(14,937)
Net premiums earned	45,581	32,758	45,031	10,335	6,797	140,502

Direct losses and loss adjustment expenses	28,115	31,397	75,857	10,592	3,800	149,761
Assumed losses and loss adjustment expenses	—	—	—	399	(348)	51
Ceded losses and loss adjustment expenses	(920)	—	(39,058)	(3,024)	(1,678)	(44,680)
Net losses and loss adjustment expenses	27,195	31,397	36,799	7,967	1,774	105,132

Gross margin	18,386	1,361	8,232	2,368	5,023	35,370

Amortization of deferred policy acquisition costs	9,385	10,587	10,400	1,100	1,430	32,902
Other underwriting and general expenses (1)	5,384	4,137	5,895	541	1,075	17,032
Underwriting and general expenses	14,769	14,724	16,295	1,641	2,505	49,934
Underwriting gain (loss)	3,617	(13,363)	(8,063)	727	2,518	(14,564)

Net investment income						5,984
Net investment gains (losses)						459
Fee and other income						546
Income (loss) before income taxes						(7,575)
Income tax expense (benefit)						(1,984)
Net income (loss)						$(5,591)

Operating Ratios:
Loss and loss adjustment expense ratio	59.7%	95.8%	81.7%	77.1%	26.1%	74.8%
Expense ratio	32.4%	44.9%	36.2%	15.9%	36.9%	35.5%
Combined ratio	92.1%	140.7%	117.9%	93.0%	63.0%	110.3%

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

All dollar amounts, except per share data, are in thousands.

Financial Highlights

2026 Second Quarter Consolidated Results of Operations

•	Net income of $146, or $0.01 per share basic and $0.01 per share diluted
•	Net premiums earned of $65,017
•	Net investment income of $2,810
•	Net favorable prior year reserve development of $6,077
•	Underwriting loss of $4,987
•	Combined ratio of 107.7%
•	Operating cash flows of ($955)

2026 Second Quarter Consolidated Financial Condition

•	Total cash and investments of $376,475
•	Total assets of $543,134
•	Unpaid losses and loss adjustment expenses of $134,757
•	Total liabilities of $293,758
•	Shareholders’ equity of $249,376

Results of Operations

Our consolidated net income (loss) was $146 and ($12,051) for the three months ended June 30, 2026 and 2025, respectively. Our consolidated net income (loss) was $12,654 and ($5,591) for the six months ended June 30, 2026 and 2025, respectively.

The major components of our revenues and net loss are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$65,017	$73,005	$120,130	$140,502
Net investment income	2,810	3,146	5,465	5,984
Net investment gains (losses)	2,063	(410)	3,767	459
Fee and other income	344	316	474	546
Total revenues	70,234	76,057	129,836	147,491

Components of net loss:
Net premiums earned	65,017	73,005	120,130	140,502
Losses and loss adjustment expenses	48,417	66,607	71,773	105,132
Amortization of deferred policy acquisition costs and other underwriting and general expenses	21,587	24,774	42,123	49,934
Underwriting loss	(4,987)	(18,376)	6,234	(14,564)

Net investment income	2,810	3,146	5,465	5,984
Net investment gains (losses)	2,063	(410)	3,767	459
Fee and other income	344	316	474	546
Income (loss) before income taxes	230	(15,324)	15,940	(7,575)
Income tax expense (benefit)	84	(3,273)	3,286	(1,984)
Net income (loss)	$146	$(12,051)	$12,654	$(5,591)

Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net premiums earned:
Direct premium	$71,104	$82,542	$129,495	$154,704
Assumed premium	2,619	696	4,602	735
Ceded premium	(8,706)	(10,233)	(13,967)	(14,937)
Total net premiums earned	$65,017	$73,005	$120,130	$140,502

Net premiums earned for the three months ended June 30, 2026, decreased $7,988, or 10.9%, compared to the three months ended June 30, 2025. Net premiums earned for the six months ended June 30, 2026, decreased 20,372, or 14.5%, compared to the six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net premiums earned:
Private Passenger Auto	$22,094	$22,923	$44,390	$45,581
Non-Standard Auto	942	14,505	3,546	32,758
Home and Farm	26,118	21,311	51,812	45,031
Crop	10,507	10,711	9,837	10,335
All Other	5,356	3,555	10,545	6,797
Total net premiums earned	$65,017	$73,005	$120,130	$140,502

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the second quarter of 2026 decreased $829, or 3.6%, compared to the same period in 2025. Net premiums earned for the first six months of 2026 decreased $1,191, or 2.6% from the first six months of 2025. Results were driven by lower new business and renewal premiums in South Dakota and Nebraska, partially offset by new business growth in North Dakota.

Non-Standard Auto – Net premiums earned for the second quarter of 2026 decreased $13,563, or 93.5%, compared to the same period in 2025. Net premiums earned for the first six months of 2026 decreased $29,212, or 89.2% from the first six months of 2025. These decreases were driven by the strategic decision during the third quarter of 2025 to stop writing non-standard auto business in Illinois, Arizona, and South Dakota, with existing policies being non-renewed. We anticipate further reductions in net premiums earned in the near term as a result of the decisions to run off these non-standard auto operations.

Home and Farm – Net premiums earned for the second quarter of 2026 increased $4,807, or 22.6%, compared to the same period in 2025. Net premiums earned for the first six months of 2026 increased $6,781, or 15.1% from the first six months of 2025. Results were driven by higher renewal premiums, increased new business and rate increases in North Dakota, as well as lower ceded premiums earned compared to the prior year due to the significant catastrophe event in North Dakota during the second quarter of 2025.

Crop – Net premiums earned for the second quarter of 2026, decreased $204, or 1.9%, compared to the same period in 2025. Net premiums earned for the first six months of 2026 decreased $498, or 4.8% from the first six months of 2025. The decrease in both periods was primarily the result of prior crop year premium adjustments that correspond to the current year settlement of prior crop year claims.

All Other – Net premiums earned for the second quarter of 2026, increased $1,801, or 50.7%, compared to the same period in 2025. Net premiums earned for the first six months of 2026 increased $3,748, or 55.1%, from the first six months of 2025. Results were primarily driven by the Company’s decision to participate on the catastrophe reinsurance programs of certain farm bureau insurance companies.

Losses and Loss Adjustment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$49,836	$109,382	$73,905	$149,761
Assumed losses and loss adjustment expenses	2,388	284	2,509	51
Ceded losses and loss adjustment expenses	(3,807)	(43,059)	(4,641)	(44,680)
Total net losses and loss adjustment expenses	$48,417	$66,607	$71,773	$105,132

Our net losses and loss adjustment expenses for the three months ended June 30, 2026, decreased $18,190, or 27.3%, compared to the three months ended June 30, 2025. Our net losses and loss adjustment expenses for the six months ended June 30, 2026, decreased $33,359, or 31.7%, compared to the six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net losses and loss adjustment expenses:
Private Passenger Auto	$12,690	$13,700	$22,982	$27,195
Non-Standard Auto	(1,524)	16,860	1,058	31,397
Home and Farm	28,333	27,011	38,694	36,799
Crop	7,672	8,468	6,979	7,967
All Other	1,246	568	2,060	1,774
Total net losses and loss adjustment expenses	$48,417	$66,607	$71,773	$105,132

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Loss and loss adjustment expense ratio:
Private Passenger Auto	57.4%		59.8%	51.8%	59.7%
Non-Standard Auto	(161.8%	)	116.2%	29.8%	95.8%
Home and Farm	108.5%		126.7%	74.7%	81.7%
Crop	73.0%		79.1%	70.9%	77.1%
All Other	23.3%		16.0%	19.5%	26.1%
Total loss and loss adjustment expense ratio	74.5%		91.2%	59.7%	74.8%

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio decreased 2.4 percentage points and 7.9 percentage points in the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in the three-month period was driven by lower weather-related losses in North Dakota due to the significant catastrophe event in North Dakota during the second quarter of 2025. The decrease over the six-month period also benefited from lower frequency of losses as well as favorable prior year development during the first quarter of the year. Both periods were partially offset by lower net premiums earned.

Non-Standard Auto – The net loss and loss adjustment expense ratio decreased 278.0 percentage points and 66.0 percentage points in the three- and six-month periods ended June 30, 2026, respectively, compared to the same period in 2025. These decreases were primarily driven by favorable prior year development on loss reserves in the current year.

Home and Farm – The net loss and loss adjustment expense ratio decreased 18.2 percentage points and 7.0 percentage points in the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. These decreases were primarily driven by lower catastrophe losses and corresponding ceded premiums earned, favorable prior year development on loss reserves in the current year, and growth in net premiums earned, partially offset by increased non-catastrophe weather-related losses.

Crop – The net loss and loss adjustment expense ratio decreased 6.1 percentage points and 6.2 percentage points in the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. These decreases were primarily driven by expected improved growing conditions for multi-peril crop insurance.

All Other – The net loss and loss adjustment expense ratio increased 7.3 percentage points and decreased 6.6 percentage points in the three- and six-month period ended June 30, 2026, compared to the same period in 2025. The current quarter increase was driven by favorable development on loss reserves in the prior year related to the run-off of our participation in an assumed domestic and international reinsurance pool of business. The year-to-date decrease was driven by increased net premiums earned due to the Company’s participation on reinsurance pools of certain farm bureau reinsurance companies as well as favorable development on loss reserves in the current year for the commercial lines of business.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$12,236	$16,374	$24,122	$32,902
Other underwriting and general expenses	9,351	8,400	18,001	17,032
Total underwriting and general expenses	21,587	24,774	42,123	49,934

Expense Ratio	33.2%	33.9%	35.1%	35.5%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 0.7 percentage points and decreased 0.4 percentage points in the three-and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. Other underwriting and general expenses increased year-over-year, primarily due to strategic investments in the business.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Underwriting gain (loss):
Private Passenger Auto	$1,822	$1,832	$6,131	$3,617
Non-Standard Auto	1,547	(8,798)	(76)	(13,363)
Home and Farm	(11,612)	(14,162)	(5,777)	(8,063)
Crop	856	626	862	727
All Other	2,400	2,126	5,094	2,518
Total underwriting loss	$(4,987)	$(18,376)	$6,234	$(14,564)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Combined ratio:
Private Passenger Auto	91.7%		92.0%	86.2%	92.1%
Non-Standard Auto	(64.2%	)	160.6%	102.1%	140.7%
Home and Farm	144.5%		166.4%	111.2%	117.9%
Crop	91.8%		94.2%	91.2%	93.0%
All Other	55.2%		40.2%	51.7%	63.0%
Combined ratio	107.7%		125.1%	94.8%	110.3%

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

The total underwriting loss decreased $13,389 for the three-month period ended June 30, 2026, compared to the same period in 2025. The total underwriting income increased $20,798 for the six-month period ended June 30, 2026, compared to the same period in 2025. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio decreased 17.4 percentage points in the three-month period ended June 30, 2026, compared to the same period in 2025. The overall combined ratio decreased 15.5 percentage points in the six-month period ended June 30, 2026, compared to the same period in 2025. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average cash and invested assets	$375,692	$402,499	$376,688	$396,697
Net investment income	$2,810	$3,146	$5,465	$5,984

Gross return on average cash and invested assets	3.8%	3.9%	3.8%	3.9%
Net return on average cash and invested assets	3.0%	3.1%	2.9%	3.0%

Net investment income decreased $336 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Net investment income decreased $519 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily the result of a lower averaged fixed income asset base and a small decrease in yield.

Gross return on average cash and invested assets decreased year-over-year and net return on average cash and invested assets was flat, primarily driven by consistent yields on a lower average fixed income securities balance (measured at fair value) and lower returns on cash and other short-term investments, partially offset by lower investment expenses. The decrease in average cash and invested assets was driven by a decrease in the fixed income securities balance in 2026 as proceeds from maturities and sales were used to fund operating cash needs.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains	$1,705	$246	$2,124	$749
Gross realized losses, excluding credit impairment losses	(175)	(139)	(453)	(316)
Net realized gains (losses)	1,530	107	1,671	433
Change in net unrealized gains on equity securities	533	(517)	2,096	26
Net investment gains (losses)	$2,063	$(410)	$3,767	$459

We had net realized gains of $1,530 and $1,671 for the three and six months ended June 30, 2026, respectively, compared to net realized gains of $107 and $433 for the three and six months ended June 30, 2025, respectively. The elevated net realized gains in the six months ended June 30, 2026, were driven by sales of fixed income securities that were executed to raise cash for operational liquidity related to claim payments in the Non-Standard Auto segment. No credit impairment losses were reported during any of the periods presented.

We experienced an increase of $533 and $2,096 in net unrealized gains on equity securities during the three and six months ended June 30, 2026, respectively. We experienced a decrease of net unrealized gains on equity securities of $517 and an increase of $26 during the three and six months ended June 30, 2025, respectively. These results were driven by the impact of changes in fair value attributable to overall favorable equity markets during those periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized gains of $141 and net unrealized losses of $2,270 during the three and six months ended June 30, 2026, respectively, compared to net unrealized gains of $1,469 and $4,782 during the three and six months ended June 30, 2025, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Fee and Other Income

We had fee and other income of $344 and $474 for the three and six months ended June 30, 2026, respectively, compared to $316 and $546 for the three and six months ended June 30, 2025, respectively. These decreases were driven by strategic reductions in the premiums that generate fee income and write-offs of uncollectable premiums receivable.

Income (Loss) before Income Taxes

For the three months ended June 30, 2026, we had a pre-tax income of $230 compared to a pre-tax loss of $15,324 for the three months ended June 30, 2025. For the six months ended June 30, 2026, we had a pre-tax income of $15,940 compared to pre-tax loss of $7,575 for the six months ended June 30, 2025. These year-over-year changes were largely attributable to favorable prior year development on loss reserves for Non-Standard Auto and Home and Farm in the current year compared to unfavorable prior year development on loss reserves for Non-Standard Auto in the prior year, lower catastrophe losses and corresponding ceded premiums earned, strong results for the assumed business with certain farm bureau insurance companies within All Other, and higher net investment gains. These were partially offset by increased non-catastrophe weather-related losses in Home and Farm.

Income Tax Expense (Benefit)

We recorded income tax expense of $84 for the three months ended June 30, 2026, compared to income tax benefit of $3,273 for the three months ended June 30, 2025. Our effective tax rate for the second quarter of 2026 was 36.5% compared to an effective tax rate of 21.4% for the second quarter of 2025. The current quarter effective tax rate was impacted by a slight increase in the year-to-date effective tax rate.

We recorded income tax expense of $3,286 for the six months ended June 30, 2026, compared to income tax benefit of $1,984 for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 was 20.6%, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was 26.2% for the six months ended June 30, 2025, which was impacted by a change in the recorded valuation allowance.

Net Income (Loss)

For the three months ended June 30, 2026, we had a net income of $146 compared to net loss of $12,051 for the three months ended June 30, 2025. For the six months ended June 30, 2026, we had a net income of $12,654 compared to net loss of $5,591 for the six months ended June 30, 2025. These year-over-year changes were largely attributable to favorable prior year development on loss reserves for Non-Standard Auto and Home and Farm in the current year compared to unfavorable prior year development on loss reserves for Non-Standard Auto in the prior year, lower catastrophe losses and corresponding ceded premiums earned, strong results for the assumed business with certain farm bureau insurance companies within All Other, and higher net investment gains. These were partially offset by increased non-catastrophe weather-related losses in Home and Farm.

Return on Average Equity

For the three months ended June 30, 2026, we had annualized return on average equity of 0.2% compared to (19.4)% for the three months ended June 30, 2025.

For the six months ended June 30, 2026, we had annualized return on average equity of 10.3% compared to (4.6)% for the six months ended June 30, 2025.

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

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the six months ended June 30, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

The change in cash and cash equivalents for the six months ended June 30, 2026 and 2025, were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash flows from operating activities	$(955)	$16,289
Net cash flows from investing activities	3,362	(10,246)
Net cash flows from financing activities	(2,513)	(189)
Net change in cash and cash equivalents	$(106)	$5,854

For the six months ended June 30, 2026, net cash used by operating activities totaled $955 compared to net cash provided of $16,289 a year ago. This change was primarily driven by lower levels of premium collections in the current year, partially offset by higher levels of net investment gains in the current year.

For the six months ended June 30, 2026, net cash provided by investing activities totaled $3,362 compared to net cash used of $10,246 a year ago. The net cash provided in the current year was driven by cash inflows from net sales of equity securities. The net cash used in the prior year was attributable to cash outflows for net purchases of fixed income securities.

For the six months ended June 30, 2026, net cash used by financing activities totaled $2,513 compared to net cash used of $189 a year ago. This change was primary driven by net cash outflows for share repurchases.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $6,730 as of December 31, 2025. No dividends were declared or paid by Nodak Insurance during the six months ended June 30, 2026, or the year ended December 31, 2025.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department is approximately $3,829 as of December 31, 2025. No dividends were declared or paid by Direct Auto during the six months ended June 30, 2026, or the year ended December 31, 2025.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2026, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we periodically review our system of internal control over financial reporting to identify opportunities to improve our controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the quarter ended June 30, 2026, we completed the implementation of a new general ledger system which constituted a change in the Company’s internal control over financial reporting. Management has taken the necessary steps to implement appropriate controls associated with the new system. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. During the six months ended June 30, 2026, we completed the repurchase of 169,757 shares of our common stock for $2,306, including the effects from applicable excise taxes under these authorizations. At June 30, 2026, $2,260 remains available under this authorization.

Share repurchase activity during the three months ended June 30, 2026, is presented below:

Period in 2026	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)(3) (in thousands)
April 1-30, 2026	38,591	$12.96	38,591	$3,192
May 1-31, 2026	31,827	13.58	31,827	2,760
June 1-30, 2026	34,671	14.42	34,671	2,260
Total	105,089	$13.63	105,089	$2,260

(1)	Shares purchased pursuant to the August 25, 2025 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to $2,260 under the August 25, 2025, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the second quarter of 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2026.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer)