Form 10-Q
period 2026-09-30
NI Holdings, Inc.
filed 2026-11-06
CIK 1681206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not applicable

Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NODK	The Nasdaq Capital Market

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

The number of shares of Registrant’s common stock outstanding on October 31, 2026 was 20,309,372. No preferred shares are issued or outstanding.

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

Part I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

NI Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(dollar amounts in thousands, except par value)

	September 30, 2026	December 31, 2025

Assets:
Cash and cash equivalents (including restricted cash of $400 and $150)	$45,028	$51,715
Fixed income securities, at fair value (amortized cost $305,681 and $314,804; net of allowance for expected credit losses of $0 and $0)	278,373	301,393
Equity securities, at fair value (cost $19,080 and $20,926)	22,868	23,951
Other investments	1,619	1,621
Total cash and investments	347,888	378,680

Premiums and agents' balances receivable (net of allowance for expected credit losses of $199 and $334)	71,273	41,575
Deferred policy acquisition costs	19,909	19,209
Reinsurance recoverables on losses (net of allowance for expected credit losses of $0 and $0)	7,999	11,957
Income tax recoverable	7,947	11,490
Accrued investment income	2,485	2,462
Property and equipment, net	6,508	6,759
Deferred income taxes	8,361	6,145
Receivable from Federal Crop Insurance Corporation	15,995	15,605
Ceded unearned premiums	1,410	—
Other assets	13,129	12,120
Total assets	$502,904	$506,002

Liabilities:
Unpaid losses and loss adjustment expenses	$118,998	$137,855
Unearned premiums	116,992	106,498
Reinsurance premiums payable	1,802	878
Accrued expenses and other liabilities	20,591	20,434
Total liabilities	258,383	265,665

Commitments and contingencies (refer to Note 13):	—	—

Shareholders’ equity:
Common stock, $0.01 par value, authorized: 25,000,000 shares; issued: 23,000,000 shares; and outstanding: 2026 – 20,342,935 shares, 2025 – 20,554,144 shares	230	230
Additional paid-in capital	95,962	95,932
Unearned employee stock ownership plan shares	(212)	(212)
Retained earnings	209,122	191,074
Accumulated other comprehensive loss, net of income taxes	(21,575)	(10,595)
Treasury stock, at cost, 2026 – 2,635,900 shares, 2025 – 2,424,691 shares	(39,006)	(36,092)
Total shareholders’ equity	244,521	240,337

Total liabilities and shareholders’ equity	$502,904	$506,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$65,756	$71,905	$185,886	$212,407
Net investment income	2,716	3,040	8,181	9,024
Net investment gains (losses)	(93)	1,362	3,674	1,821
Fee and other income	198	261	672	807
Total revenues	68,577	76,568	198,413	224,059

Expenses:
Losses and loss adjustment expenses	42,138	56,197	113,911	161,329
Amortization of deferred policy acquisition costs	10,781	13,725	34,903	46,627
Other underwriting and general expenses	8,646	8,504	26,647	25,536
Total expenses	61,565	78,426	175,461	233,492

Income (loss) before income taxes	7,012	(1,858)	22,952	(9,433)
Income tax expense (benefit)	1,484	(192)	4,770	(2,176)
Net income (loss)	$5,528	$(1,666)	$18,182	$(7,257)

Earnings (loss) per common share:
Basic	$0.27	$(0.08)	$0.87	$(0.35)
Diluted	$0.27	$(0.08)	$0.87	$(0.35)

Share data:
Weighted average common shares outstanding used in basic per common share calculations	20,729,738	21,001,396	20,804,850	21,018,420
Dilutive securities – restricted stock units and performance share units	86,543	—	70,049	—
Weighted average common shares used in diluted per common share calculations	20,816,281	21,001,396	20,874,899	21,018,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$5,528	$(1,666)	$18,182	$(7,257)

Other comprehensive income (loss), before income taxes:
Change in unrealized gains (losses) on investments	(11,765)	3,785	(14,019)	8,434
Reclassification adjustment for net realized gains (losses) included in net income (loss)	137	110	122	243
Other comprehensive income (loss), before income taxes	(11,628)	3,895	(13,897)	8,677
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,441	(885)	2,917	(1,972)
Other comprehensive income (loss), net of income taxes	(9,187)	3,010	(10,980)	6,705

Comprehensive income (loss)	$(3,659)	$1,344	$7,202	$(552)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2026	$230	$95,773	$(212)	$203,596	$(12,388)	$(37,623)	$249,376

Net income (loss)	—	—	—	5,528	—	—	5,528
Other comprehensive income (loss), net of income taxes	—	—	—	—	(9,187)	—	(9,187)
Purchase of treasury stock	—	—	—	—	—	(1,514)	(1,514)
Share-based compensation	—	365	—	—	—	—	365
Issuance of vested award shares	—	(176)	—	(2)	—	131	(47)
Balance, September 30, 2026	$230	$95,962	$(212)	$209,122	$(21,575)	$(39,006)	$244,521

Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2026	$230	$95,932	$(212)	$191,074	$(10,595)	$(36,092)	$240,337

Net income (loss)	—	—	—	18,182	—	—	18,182
Other comprehensive income (loss), net of income taxes	—	—	—	—	(10,980)	—	(10,980)
Purchase of treasury stock	—	—	—	—	—	(3,820)	(3,820)
Share-based compensation	—	1,030	—	—	—	—	1,030
Issuance of vested award shares	—	(1,000)	—	(134)	—	906	(228)
Balance, September 30, 2026	$230	$95,962	$(212)	$209,122	$(21,575)	$(39,006)	$244,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar amounts in thousands)

Three Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2025	$230	$95,824	$(455)	$195,912	$(14,536)	$(33,652)	$243,323

Net income (loss)	—	—	—	(1,666)	—	—	(1,666)
Other comprehensive income (loss), net of income taxes	—	—	—	—	3,010	—	3,010
Purchase of treasury stock	—	—	—	—	—	(1,156)	(1,156)
Share-based compensation	—	304	—	—	—	—	304
Issuance of vested award shares	—	(61)	—	(13)	—	59	(15)
Balance, September 30, 2025	$230	$96,067	$(455)	$194,233	$(11,526)	$(34,749)	$243,800

Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2025	$230	$95,796	$(455)	$201,584	$(18,231)	$(34,293)	$244,631

Net income (loss)	—	—	—	(7,257)	—	—	(7,257)
Other comprehensive income (loss), net of income taxes	—	—	—	—	6,705	—	6,705
Purchase of treasury stock	—	—	—	—	—	(1,156)	(1,156)
Share-based compensation	—	1,028	—	—	—	—	1,028
Issuance of vested award shares	—	(757)	—	(94)	—	700	(151)
Balance, September 30, 2025	$230	$96,067	$(455)	$194,233	$(11,526)	$(34,749)	$243,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NI Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$18,182	$(7,257)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net investment gains (losses)	(3,674)	(1,821)
Deferred income tax expense (benefit)	702	(1,337)
Depreciation of property and equipment	404	519
Share-based compensation	1,030	1,028
Amortization of deferred policy acquisition costs	34,903	46,627
Deferral of policy acquisition costs	(35,603)	(42,557)
Net amortization of premiums and discounts on investments	325	272
Gain on sale of property and equipment	(51)	(15)
Changes in operating assets and liabilities:
Premiums and agents’ balances receivable	(29,698)	(23,166)
Reinsurance premiums receivable / payable	924	2,243
Reinsurance recoverables on losses	3,958	(10,490)
Income tax recoverable / payable	3,543	(4,815)
Accrued investment income	(23)	172
Federal Crop Insurance Corporation receivable / payable	(390)	(4,529)
Other assets	(1,009)	(69)
Unpaid losses and loss adjustment expenses	(18,857)	20,095
Unearned premiums	9,084	(4,038)
Accrued expenses and other liabilities	244	627
Total adjustments	(34,188)	(21,254)
Net cash flows from operating activities	(16,006)	(28,511)

Cash flows from investing activities:
Proceeds from maturities and sales of fixed income securities	44,229	27,475
Proceeds from sales of equity securities	10,886	8,555
Purchases of fixed income securities	(35,552)	(26,373)
Purchases of equity securities	(6,007)	(5,853)
Purchases of property and equipment	(283)	(217)
Proceeds from sales of property and equipment	181	34
Net cash flows from investing activities	13,454	3,621

Cash flows from financing activities:
Purchase of treasury stock	(3,820)	(1,156)
Principal repayments of finance leases	(87)	(80)
Issuance of vested award shares	(228)	(151)
Net cash flows from financing activities	(4,135)	(1,387)

Net increase (decrease) in cash and cash equivalents	(6,687)	(26,277)

Cash and cash equivalents at beginning of period	51,715	50,930

Cash and cash equivalents at end of period	$45,028	$24,653

Federal and state income taxes paid (net of refunds received)	$524	$4,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

Primero Insurance Company

Primero is a wholly-owned subsidiary of Tri-State, Ltd. Tri-State, Ltd. is an inactive shell corporation that is 100% owned by Nodak Insurance. Primero is a property and casualty insurance company that primarily provides non-standard auto coverage in the states of Arizona, North Dakota, South Dakota, and Nevada. The Company made the strategic decision to stop writing non-standard auto business for Primero in Nevada during 2024, Arizona and South Dakota during the third quarter of 2025, and North Dakota during the third quarter of 2026, and existing policies for these states have been or will be non-renewed.

Direct Auto Insurance Company

Direct Auto is a property and casualty insurance company that provides non-standard auto coverage in the state of Illinois. The Company made the strategic decision to stop writing non-standard auto business for Direct Auto in Illinois during the third quarter of 2025, and existing policies have been non-renewed.

Organizational Structure and Credit Ratings

Nodak Insurance markets and distributes its policies through its captive agents, while all other companies utilize the independent agent distribution channel. Additionally, all of the Company’s insurance subsidiary and affiliate companies as of September 30, 2026, are rated “A” Excellent by A.M. Best Company, Inc. (“AM Best”), a global credit rating agency specializing in the insurance industry. The same executive management team provides oversight and strategic direction for the entire organization.

Geographic Concentration

The states of North Dakota, Nebraska, and South Dakota accounted for 69.4%, 17.1%, and 10.5% of direct premiums written during the nine months ended September 30, 2026. No other states accounted for more than 10.0% of direct premiums written during the nine months ended September 30, 2026.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All material intercompany transactions and balances have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report.

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

Operating results for the interim periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Our 2025 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition, and liquidity. The accounting policies and estimation processes described in the 2025 Annual Report were consistently applied to the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025.

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

Recent Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the statement of operations, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently in the process of adopting this guidance.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software."  This guidance modernizes the accounting for internal-use software under ASC 350-40 to adapt to different development practices, especially agile and iterative methods. The updated guidance requires that an entity capitalize software costs when both: 1) management has authorized and committed to the funding of the software project, and 2) it is probable that the project will be completed, and the software will be used to perform its intended function. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company has determined this guidance is not expected to have a material impact on the consolidated financial statements.

3.	Investments

The amortized cost and estimated fair value of fixed income securities as of September 30, 2026, and December 31, 2025, were as follows:

	September 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$8,193	$—	$—	$(330)	$7,863
Obligations of states and political subdivisions	49,767	—	1	(7,544)	42,224
Corporate securities	131,065	—	28	(7,525)	123,568
Residential mortgage-backed securities	62,538	—	39	(7,645)	54,932
Commercial mortgage-backed securities	32,997	—	5	(2,826)	30,176
Asset-backed securities	17,385	—	19	(628)	16,776
Redeemable preferred stocks	3,736	—	—	(902)	2,834
Total fixed income securities	$305,681	$—	$92	$(27,400)	$278,373

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. Government and agencies	$10,643	$—	$146	$(73)	$10,716
Obligations of states and political subdivisions	50,530	—	168	(4,648)	46,050
Corporate securities	125,978	—	1,434	(3,607)	123,805
Residential mortgage-backed securities	73,022	—	679	(5,002)	68,699
Commercial mortgage-backed securities	29,376	—	182	(2,030)	27,528
Asset-backed securities	21,519	—	200	(310)	21,409
Redeemable preferred stocks	3,736	—	—	(550)	3,186
Total fixed income securities	$314,804	$—	$2,809	$(16,220)	$301,393

The amortized cost and estimated fair value of fixed income securities by contractual maturity are shown below. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay these securities.

	September 30, 2026
	Amortized Cost	Fair Value
Due to mature:
One year or less	$20,616	$20,470
After one year through five years	66,426	62,170
After five years through ten years	64,944	60,439
After ten years	37,039	30,576
Mortgage / asset-backed securities	112,920	101,884
Redeemable preferred stocks	3,736	2,834
Total fixed income securities	$305,681	$278,373

	December 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10,208	$10,097
After one year through five years	73,908	72,140
After five years through ten years	64,118	63,599
After ten years	38,917	34,735
Mortgage / asset-backed securities	123,917	117,636
Redeemable preferred stocks	3,736	3,186
Total fixed income securities	$314,804	$301,393

Fixed income securities and restricted cash with a fair value of $4,396 at September 30, 2026, and $4,574 at December 31, 2025, were deposited with various state regulatory agencies as required by law. The Company has not pledged any assets to secure any obligations.

The investment category and duration of the Company’s gross unrealized losses on fixed income securities are shown below. Investments with unrealized losses are categorized with a duration of greater than 12 months when all positions of a security have continually been in a loss position for at least 12 months.

	September 30, 2026
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$4,951	$(241)	$2,912	$(89)	$7,863	$(330)
Obligations of states and political subdivisions	10,120	(517)	31,948	(7,027)	42,068	(7,544)
Corporate securities	65,475	(2,833)	52,843	(4,692)	118,318	(7,525)
Residential mortgage-backed securities	25,864	(984)	26,620	(6,661)	52,484	(7,645)
Commercial mortgage-backed securities	10,810	(464)	18,329	(2,362)	29,139	(2,826)
Asset-backed securities	9,970	(294)	4,766	(334)	14,736	(628)
Redeemable preferred stocks	—	—	2,834	(902)	2,834	(902)
Total fixed income securities	$127,190	$(5,333)	$140,252	$(22,067)	$267,442	$(27,400)

	December 31, 2025
	Less than 12 Months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed income securities:
U.S. Government and agencies	$997	$(5)	$3,433	$(68)	$4,430	$(73)
Obligations of states and political subdivisions	2,976	(93)	35,429	(4,555)	38,405	(4,648)
Corporate securities	2,081	(147)	62,738	(3,460)	64,819	(3,607)
Residential mortgage-backed securities	3,273	(15)	33,503	(4,987)	36,776	(5,002)
Commercial mortgage-backed securities	—	—	19,754	(2,030)	19,754	(2,030)
Asset-backed securities	1,433	(108)	5,832	(202)	7,265	(310)
Redeemable preferred stocks	—	—	3,186	(550)	3,186	(550)
Total fixed income securities	$10,760	$(368)	$163,875	$(15,852)	$174,635	$(16,220)

We, along with our investment advisor, frequently review our investment portfolio for declines in fair value that could be indicative of credit losses, which are recognized through an allowance account. We consider a number of factors when determining if an allowance for credit losses is necessary, including payment and default history, credit spreads, credit ratings and rating actions, and probability of default. We determine the credit loss component of fixed income investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. We have not recognized any credit losses for fixed income securities and have concluded that an allowance is not required. There was no beginning balance, activity, or ending balance of credit losses as of and during the three and nine months ended September 30, 2026 and 2025.

Net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed income securities	$3,061	$3,260	$9,079	$9,581
Equity securities	199	224	640	679
Rental income	66	66	197	197
Cash and cash equivalents	189	315	664	1,063
Total gross investment income	3,515	3,865	10,580	11,520
Investment expenses	799	825	2,399	2,496
Net investment income	$2,716	$3,040	$8,181	$9,024

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains:
Fixed income securities	$7	$2	$82	$8
Equity securities	1,379	1,149	3,428	1,892
Total gross realized gains	1,386	1,151	3,510	1,900

Gross realized losses, excluding credit impairment losses:
Fixed income securities	(144)	(112)	(204)	(251)
Equity securities	(3)	(228)	(396)	(405)
Total gross realized losses, excluding credit impairment losses	(147)	(340)	(600)	(656)

Net realized gains (losses)	1,239	811	2,910	1,244

Change in net unrealized gains on equity securities	(1,332)	551	764	577
Net investment gains (losses)	$(93)	$1,362	$3,674	$1,821

Non-cash investment transactions were $0 and $446 for the three and nine months ended September 30, 2026, respectively. Non-cash investment transactions were $0 and $499 for the three and nine months ended September 30, 2025, respectively.

The Company maintains cash and money market accounts at multiple major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250 per account. As a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company believes there is no exposure to any significant credit risk in these balances due to the financial stability of these financial institutions.

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

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We also use information from a second independent pricing service to further validate the reasonableness of the valuation of our fixed income portfolio. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the independent pricing services. In its review, management did not identify any such discrepancies and no adjustments were made to the estimates provided by the independent pricing services for the nine-month period ended September 30, 2026, or the year ended December 31, 2025. The classification within the fair value hierarchy is then confirmed based on the final conclusions from the pricing review.

The valuation of money market accounts, preferred stocks, and equity securities are generally based on Level 1 inputs, which use the market-approach valuation technique. The valuation of certain cash equivalents and our fixed income securities generally incorporates significant Level 2 inputs using the market and income approach techniques. We may assign a lower level to inputs typically considered to be Level 2 based on our assessment of liquidity and relative level of uncertainty surrounding inputs. There were no assets or liabilities classified at Level 3 at September 30, 2026, or December 31, 2025.

The following tables set forth our assets which are measured on a recurring basis by the level within the fair value hierarchy in which fair value measurements fall:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$7,863	$—	$7,863	$—
Obligations of states and political subdivisions	42,224	—	42,224	—
Corporate securities	123,568	—	123,568	—
Residential mortgage-backed securities	54,932	—	54,932	—
Commercial mortgage-backed securities	30,176	—	30,176	—
Asset-backed securities	16,776	—	16,776	—
Redeemable preferred stock	2,834	2,100	734	—
Total fixed income securities	278,373	2,100	276,273	—

Equity securities - common stock	22,868	22,868	—	—

Money market accounts and cash equivalents	21,266	5,838	15,428	—
Total assets at fair value	$322,507	$30,806	$291,701	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. Government and agencies	$10,716	$—	$10,716	$—
Obligations of states and political subdivisions	46,050	—	46,050	—
Corporate securities	123,805	—	123,805	—
Residential mortgage-backed securities	68,699	—	68,699	—
Commercial mortgage-backed securities	27,528	—	27,528	—
Asset-backed securities	21,409	—	21,409	—
Redeemable preferred stock	3,186	2,455	731	—
Total fixed income securities	301,393	2,455	298,938	—

Equity Securities - Common stock	23,951	23,951		—

Money market accounts and cash equivalents	10,165	10,165	—	—
Total assets at fair value	$335,509	$36,571	$298,938	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2026, or December 31, 2025.

5.	Reinsurance

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

During the nine-month period ended September 30, 2026, the Company maintained property catastrophe reinsurance protection covering $123,000 in excess of a $20,000 retention. Our per risk excess of loss treaty provides coverage of $3,900 in excess of $1,100 for property risks and $11,000 in excess of $1,000 for casualty risks. Additionally, a property per-risk facultative contract is in place to provide coverage up to $35,000 in excess of $5,000 per property. Aggregate stop loss reinsurance agreements are also in place for both crop hail and multi-peril crop coverage. The crop hail aggregate attaches at a 100% net loss ratio providing 50 points of cover. The multi-peril crop aggregate attaches at a 105% net loss ratio providing 45 points of cover. In addition to the aggregate covers, underlying multi-peril crop reinsurance is provided through the Federal Crop Insurance Corporation (“FCIC”).

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

The Company actively monitors and evaluates the financial condition of the reinsurers and develops estimates of the uncollectible amounts due from reinsurers, which would be recognized as credit losses through an allowance account developed using the current expected credit losses (“CECL”) model. Credit loss estimates are made based on periodic evaluation of balances due from reinsurers, changes in reinsurer credit standing, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions, the state of reinsurer relations in general, and other relevant factors. Collection risk is mitigated by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. At September 30, 2026, and December 31, 2025, management has concluded that it is not necessary to record an allowance for expected credit losses related to reinsurance recoverables. All of our significant reinsurance partners are rated “A-” (Excellent) or better by AM Best or “A+” or better by Standard & Poor’s, and there is no history of write-offs.

A reconciliation of direct to net premiums on both a written and an earned basis is as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$52,505	$71,056	$58,458	$81,819
Assumed premium	1,841	3,402	128	1,741
Ceded premium	(5,432)	(8,702)	(6,588)	(11,655)
Net premiums	$48,914	$65,756	$51,998	$71,905

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Direct premium	$211,047	$200,551	$235,705	$236,523
Assumed premium	8,002	8,004	2,475	2,476
Ceded premium	(24,079)	(22,669)	(29,810)	(26,592)
Net premiums	$194,970	$185,886	$208,370	$212,407

A reconciliation of direct to net losses and loss adjustment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct losses and loss adjustment expenses	$48,691	$57,828	$122,596	$207,589
Assumed losses and loss adjustment expenses	(573)	523	1,936	574
Ceded losses and loss adjustment expenses	(5,980)	(2,154)	(10,621)	(46,834)
Net losses and loss adjustment expenses	$42,138	$56,197	$113,911	$161,329

Intercompany Reinsurance Pooling Arrangement

Effective January 1, 2020, all of our insurance subsidiary and affiliate companies entered into an intercompany reinsurance pooling agreement. Nodak Insurance is the lead company of the pool, and assumes the net premiums, net losses, and underwriting expenses from each of the other companies. Nodak Insurance then retrocedes balances back to each company, while retaining its own share of the pool’s net underwriting results, based on individual pool percentages established in the respective pooling agreement. This arrangement allows each insurance company to rely upon the capacity of the pool’s total statutory capital and surplus. As a result, they are evaluated by AM Best on a group basis and hold a single combined financial strength rating, long-term issuer credit rating, and financial size category. Pooling percentages for the insurance subsidiaries are updated periodically based on their respective surplus as a percentage of the pool’s surplus.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$21,895	$26,320	$19,209	$26,300
Deferral of policy acquisition costs	8,795	9,635	35,603	42,557
Amortization of deferred policy acquisition costs	(10,781)	(13,725)	(34,903)	(46,627)
Balance, end of period	$19,909	$22,230	$19,909	$22,230

7.	Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period:
Liability for unpaid losses and loss adjustment expenses	$137,855	$137,288
Reinsurance recoverables on losses	11,957	12,561
Net balance, beginning of period	125,898	124,727

Incurred related to:
Current year	128,328	141,537
Prior years	(14,417)	19,792
Total incurred	113,911	161,329

Paid related to:
Current year	69,214	83,304
Prior years	59,596	68,420
Total paid	128,810	151,724

Balance, end of period:
Liability for unpaid losses and loss adjustment expenses	118,998	157,383
Reinsurance recoverables on losses	7,999	23,051
Net balance, end of period	$110,999	$134,332

During the three and nine months ended September 30, 2026, the Company’s incurred reported losses and loss adjustment expense included $4,292 and $14,417, respectively, of net favorable development on prior accident years. This was primarily attributable to favorable development for the Non-Standard Auto and Home and Farm segments. During the three and nine months ended September 30, 2025, the Company’s incurred reported losses and loss adjustment expenses included $8,554 and $19,792, respectively, of net unfavorable development on prior accident years. This was primarily attributable to unfavorable development for the Non-Standard Auto segment.

Changes in unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends. As additional information becomes known regarding individual claims, original estimates are increased or decreased accordingly.

8.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025	Estimated Useful Life
Cost:
Land	$1,204	$1,249	indefinite
Building and improvements	11,422	11,257	10 – 40 years
Electronic data processing equipment	1,158	1,491	3 – 5 years
Furniture and fixtures	2,413	2,684	5 – 7 years
Automobiles	887	1,287	2 – 4 years
Gross cost	17,084	17,968

Accumulated depreciation	(10,576)	(11,209)
Total property and equipment, net	$6,508	$6,759

Depreciation expense was $114 and $175 for the three months ended September 30, 2026 and 2025, respectively, and $404 and $519 for the nine months ended September 30, 2026 and 2025, respectively.

9.	Royalties and Dividends

North Dakota Farm Bureau

Nodak Insurance was organized by the North Dakota Farm Bureau (“NDFB”) to provide insurance protection for its members. We have a royalty agreement with the NDFB that recognizes the use of their trademark and provides royalties to the NDFB based on the premiums written on Nodak Insurance’s policies. Royalties paid to the NDFB were $358 and $420 during the three months ended September 30, 2026 and 2025, respectively, and $1,411 and $1,382 for the nine months ended September 30, 2026 and 2025, respectively. Royalty amounts payable of $0 and $152 were accrued as a liability to the NDFB at September 30, 2026, and December 31, 2025, respectively.

Dividends

State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital requirements that may further affect their ability to pay dividends. Our insurance subsidiaries statutory capital and surplus at December 31, 2025, exceeded the amount of statutory capital and surplus necessary to satisfy risk-based capital requirements. For information regarding the availability of subsidiaries to pay dividends to NI Holdings during 2026, see Part II, Item 8, Note 11 “Royalties, Dividends, and Affiliations” section of the 2025 Annual Report.

10.	Benefit Plans

Nodak Insurance sponsors a 401(k) plan with an automatic and matching contribution for eligible employees at Nodak Insurance, Primero, and Direct Auto. Nodak Insurance also contributes an additional elective amount of employee compensation as a profit-sharing contribution for eligible employees. American West and Battle Creek have no employees. The Company reported expenses related to these plans totaling $453 and $277 during the three months ended September 30, 2026 and 2025, respectively, and $1,247 and $1,079 during the nine months ended September 30, 2026 and 2025, respectively.

All fees associated with the plans are deducted from the eligible employee accounts.

The Company also offers a non-qualified deferred compensation plan to key executives of the Company (as designated by the Board of Directors). The Company’s policy is to fund the plan by amounts that represent the excess of the maximum contribution allowed by the Employee Retirement Income Security Act over the key executives’ allowable 401(k) contribution. The plan also allows employee-directed deferral of key executives’ compensation or incentive payments. The Company reported expenses related to this plan totaling $116 and $25 during the three months ended September 30, 2026 and 2025, respectively, and $523 and $183 during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized compensation expense related to the ESOP of $82 and $80 during the three months ended September 30, 2026 and 2025, respectively, and $226 and $247 during the nine months ended September 30, 2026 and 2025, respectively.

Through September 30, 2026, and December 31, 2025, the Company had released and allocated 218,835 ESOP shares to participants, with a remainder of 21,165 ESOP shares in suspense at September 30, 2026, and December 31, 2025. Using the Company’s quarter-end market price of $14.92 per share, the fair value of the unearned ESOP shares was $316 at September 30, 2026.

11.	Line of Credit

NI Holdings has a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the nine months ended September 30, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

12.	Income Taxes

We record any change to a previously recorded valuation allowance as a result of re-measuring existing temporary differences and loss carryforwards as a component of income tax expense (benefit). The valuation allowance against certain deferred income tax assets was $1,850 and $2,345 at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, and December 31, 2025, we had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties on uncertain tax positions were recognized during the nine-month period ended September 30, 2026, or the year ended December 31, 2025.

Our effective tax rate was 21.1% and 20.8% for the three and nine months ended September 30, 2026, respectively, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was not impacted by the change in valuation allowance noted above. The effective tax rate was 10.3% and 23.1% for the three and nine months ended September 30, 2025, respectively, which was impacted by a change in our forecasted taxable income which impacted our annual effective tax rate.

13.	Contingencies

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

14.	Common and Preferred Stock

Common Stock

Changes in the number of common stock shares outstanding were as follows:

	Nine Months Ended September 30,
	2026	2025
Shares outstanding, beginning of period	20,554,144	20,673,268
Treasury shares repurchased through stock repurchase authorization	(266,988)	(87,199)
Issuance of treasury shares for vesting of restricted stock units	55,779	43,668
Shares outstanding, end of period	20,342,935	20,629,737

The changes in the number of common shares outstanding excludes certain non-forfeitable stock award shares that are included in the weighted average common shares outstanding used in basic earnings per common share calculations.

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the nine months ended September 30, 2025, we completed the repurchase of 87,199 shares of our common stock for $1,156 under this authorization, including the applicable excise tax. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. During the nine months ended September 30, 2026, we completed the repurchase of 266,988 shares of our common stock for $3,819, including the effects from applicable excise taxes under these authorizations. On September 30, 2026, $760 remains available under this authorization.

The cost of this treasury stock is a reduction of shareholders’ equity within our Consolidated Balance Sheets.

Preferred Stock

The Company’s Articles of Incorporation provide authority to issue up to five million shares of preferred stock. No preferred shares are issued or outstanding.

15.	Share-Based Compensation

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

A summary of the Company’s outstanding and unearned RSUs is presented below:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding and unearned at January 1, 2025	104,398	$15.11
RSUs granted during 2025	168,798	14.00
RSUs earned during 2025	(51,622)	15.02
Forfeitures (1)	(89,140)	14.68
Units outstanding and unearned at December 31, 2025	132,434	14.02

RSUs granted during 2026	198,105	13.39
RSUs earned during 2026	(77,424)	13.84
Forfeitures	(15,668)	13.74
Units outstanding and unearned at September 30, 2026	237,447	13.57

(1) Represents RSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of RSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSU compensation expense	$355	$280	$1,054	$976
Income tax benefit	(75)	(64)	(222)	(222)
RSU compensation expense, net of income taxes	$280	$216	$832	$754

At September 30, 2026, there was $2,364 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 2.00 years.

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

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted-Average Grant-Date Fair Value Per Share
Units outstanding at January 1, 2025	26,327	$17.50
PSUs granted during 2025 (at target)	—	—
PSUs earned during 2025	—	—
Performance adjustment (1)	—	—
Forfeitures (2)	(11,694)	14.19
Units outstanding at December 31, 2025	14,633	20.14

PSUs granted during 2026 (at target)	—	—
PSUs earned during 2026	—	—
Performance adjustment (1)	(4,986)	14.19
Forfeitures	(959)	14.19
Units outstanding at September 30, 2026	8,688	18.20

(1) Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

(2) Represents PSU forfeitures primarily related to the execution of the 2025 separation agreement with the former Chief Executive Officer.

The following table shows the impact of PSU activity to the Company’s financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PSU compensation expense	$10	$24	$(24)	$52
Income tax (benefit) expense	(2)	(6)	5	(12)
PSU compensation expense, net of income taxes	$8	$18	$(19)	$40

The cost estimates for PSU grants represent initial target awards until we can reasonably forecast the financial performance of each PSU award grant. At the end of the performance period, we will reflect a performance adjustment, which may be either an increase or decrease from the initial target awards. The actual number of shares to be issued at the end of the performance period will range from 0% to 200% of the initial target awards. During the nine months ended September 30, 2026, a performance adjustment was recorded to compensation expense related to the PSU awards granted during 2024 due to the Company's expectations regarding performance goals. During the year ended December 31, 2025, no performance adjustments were made to previously recognized compensation expenses.

At September 30, 2026, there was $16 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.41 years.

16.	Allowance for Expected Credit Losses

Premiums Receivable

The following table presents the balances of premiums and agents’ balances receivable, net of the allowance for expected credit losses as of September 30, 2026 and 2025, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	As of and For the Three Months Ended September 30, 2026		As of and For the Three Months Ended September 30, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$77,789	$301	$85,604	$313

Current period charge for expected credit losses		(49)		102
Write-offs of uncollectible premiums receivable		(53)		(96)

Balance, end of period	$71,273	$199	$76,073	$319

	As of and For the Nine Months Ended September 30, 2026		As of and For the Nine Months Ended September 30, 2025
	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Premiums and Agents’ Balances Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$41,575	$334	$52,907	$337

Current period charge for expected credit losses		(2)		434
Write-offs of uncollectible premiums receivable		(133)		(452)

Balance, end of period	$71,273	$199	$76,073	$319

17.	Segment Information

We have five reportable operating segments, which consist of Private Passenger Auto, Non-Standard Auto, Home and Farm, Crop, and All Other (which primarily consists of commercial, assumed reinsurance, and our excess liability business). We operate only in the U.S., and no single customer or agent provides 10 percent or more of our revenues. The following tables provide available information of these segments.

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

	Three Months Ended September 30, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$22,423	$339	$29,842	$14,016	$4,436	$71,056
Assumed premiums earned	—	—	—	1,530	1,872	3,402
Ceded premiums earned	(544)	(1)	(3,237)	(3,901)	(1,019)	(8,702)
Net premiums earned	21,879	338	26,605	11,645	5,289	65,756

Direct losses and loss adjustment expenses	18,590	(3,714)	16,064	11,451	6,300	48,691
Assumed losses and loss adjustment expenses	—	—	—	(721)	148	(573)
Ceded losses and loss adjustment expenses	(24)	—	(233)	(1,808)	(3,915)	(5,980)
Net losses and loss adjustment expenses	18,566	(3,714)	15,831	8,922	2,533	42,138

Gross margin	3,313	4,052	10,774	2,723	2,756	23,618

Amortization of deferred policy acquisition costs	3,619	12	4,805	1,437	908	10,781
Other underwriting and general expenses (1)	2,913	580	4,020	457	676	8,646
Underwriting and general expenses	6,532	592	8,825	1,894	1,584	19,427
Underwriting gain (loss)	(3,219)	3,460	1,949	829	1,172	4,191

Net investment income						2,716
Net investment gains (losses)						(93)
Fee and other income						198
Income (loss) before income taxes						7,012
Income tax expense (benefit)						1,484
Net income (loss)						$5,528

Operating Ratios:
Loss and loss adjustment expense ratio	84.9%	NM	59.5%	76.6%	47.9%	64.1%
Expense ratio	29.9%	NM	33.2%	16.3%	29.9%	29.5%
Combined ratio	114.8%	NM	92.7%	92.9%	77.8%	93.6%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

	Three Months Ended September 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$24,242	$10,874	$28,508	$14,160	$4,035	$81,819
Assumed premiums earned	—	—	—	1,604	137	1,741
Ceded premiums earned	(1,036)	(15)	(4,866)	(5,400)	(338)	(11,655)
Net premiums earned	23,206	10,859	23,642	10,364	3,834	71,905

Direct losses and loss adjustment expenses	15,664	15,380	15,029	6,837	4,918	57,828
Assumed losses and loss adjustment expenses	—	—	—	504	19	523
Ceded losses and loss adjustment expenses	(1,550)	—	3,527	(2,002)	(2,129)	(2,154)
Net losses and loss adjustment expenses	14,114	15,380	18,556	5,339	2,808	56,197

Gross margin	9,092	(4,521)	5,086	5,025	1,026	15,708

Amortization of deferred policy acquisition costs	3,957	3,055	4,710	1,370	633	13,725
Other underwriting and general expenses (1)	2,608	1,888	3,127	368	513	8,504
Underwriting and general expenses	6,565	4,943	7,837	1,738	1,146	22,229
Underwriting gain (loss)	2,527	(9,464)	(2,751)	3,287	(120)	(6,521)

Net investment income						3,040
Net investment gains (losses)						1,362
Fee and other income						261
Income (loss) before income taxes						(1,858)
Income tax expense (benefit)						(192)
Net income (loss)						$(1,666)

Operating Ratios:
Loss and loss adjustment expense ratio	60.8%	141.6%	78.5%	51.5%	73.2%	78.2%
Expense ratio	28.3%	45.5%	33.1%	16.8%	29.9%	30.9%
Combined ratio	89.1%	187.1%	111.6%	68.3%	103.1%	109.1%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

	Nine Months Ended September 30, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$67,923	$3,890	$87,946	$27,906	$12,886	$200,551
Assumed premiums earned	—	—	—	2,086	5,918	8,004
Ceded premiums earned	(1,654)	(6)	(9,529)	(8,510)	(2,970)	(22,669)
Net premiums earned	66,269	3,884	78,417	21,482	15,834	185,886

Direct losses and loss adjustment expenses	41,648	(2,656)	55,909	19,452	8,243	122,596
Assumed losses and loss adjustment expenses	—	—	—	1,041	895	1,936
Ceded losses and loss adjustment expenses	(100)	—	(1,384)	(4,592)	(4,545)	(10,621)
Net losses and loss adjustment expenses	41,548	(2,656)	54,525	15,901	4,593	113,911

Gross margin	24,721	6,540	23,892	5,581	11,241	71,975

Amortization of deferred policy acquisition costs	12,701	1,075	15,835	2,407	2,885	34,903
Other underwriting and general expenses (1)	9,108	2,081	11,885	1,483	2,090	26,647
Underwriting and general expenses	21,809	3,156	27,720	3,890	4,975	61,550
Underwriting gain (loss)	2,912	3,384	(3,828)	1,691	6,266	10,425

Net investment income						8,181
Net investment gains (losses)						3,674
Fee and other income						672
Income (loss) before income taxes						22,952
Income tax expense (benefit)						4,770
Net income (loss)						$18,182

Operating Ratios:
Loss and loss adjustment expense ratio	62.7%	NM	69.5%	74.0%	29.0%	61.3%
Expense ratio	32.9%	NM	35.3%	18.1%	31.4%	33.1%
Combined ratio	95.6%	NM	104.8%	92.1%	60.4%	94.4%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

	Nine Months Ended September 30, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Direct premiums earned	$72,238	$43,678	$82,400	$26,803	$11,404	$236,523
Assumed premiums earned	—	—	—	2,140	336	2,476
Ceded premiums earned	(3,451)	(61)	(13,727)	(8,246)	(1,107)	(26,592)
Net premiums earned	68,787	43,617	68,673	20,697	10,633	212,407

Direct losses and loss adjustment expenses	43,779	46,777	90,886	17,429	8,718	207,589
Assumed losses and loss adjustment expenses	—	—	—	903	(329)	574
Ceded losses and loss adjustment expenses	(2,470)	—	(35,531)	(5,026)	(3,807)	(46,834)
Net losses and loss adjustment expenses	41,309	46,777	55,355	13,306	4,582	161,329

Gross margin	27,478	(3,160)	13,318	7,391	6,051	51,078

Amortization of deferred policy acquisition costs	13,342	13,642	15,110	2,469	2,064	46,627
Other underwriting and general expenses (1)	7,992	6,026	9,022	909	1,587	25,536
Underwriting and general expenses	21,334	19,668	24,132	3,378	3,651	72,163
Underwriting gain (loss)	6,144	(22,828)	(10,814)	4,013	2,400	(21,085)

Net investment income						9,024
Net investment gains (losses)						1,821
Fee and other income						807
Income (loss) before income taxes						(9,433)
Income tax expense (benefit)						(2,176)
Net income (loss)						$(7,257)

Operating Ratios:
Loss and loss adjustment expense ratio	60.1%	107.2%	80.6%	64.3%	43.1%	76.0%
Expense ratio	31.0%	45.1%	35.1%	16.3%	34.3%	34.0%
Combined ratio	91.1%	152.3%	115.7%	80.6%	77.4%	110.0%

(1) Other underwriting and general expenses for each segment include expenses related to compensation, vendor services, and other administrative items.

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

	Balances at September 30, 2026
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Premiums and agents’ balances receivable	$24,995	$9	$11,792	$30,907	$3,570	$71,273
Deferred policy acquisition costs	6,678	4	10,939	704	1,584	19,909
Reinsurance recoverables on losses	569	—	1,378	4,214	1,838	7,999
Receivable from Federal Crop Insurance Corporation	—	—	—	15,995	—	15,995
Unpaid losses and loss adjustment expenses	34,111	31,833	24,210	21,193	7,651	118,998
Unearned premiums	36,383	48	61,145	10,538	8,878	116,992

	Balances at December 31, 2025
	Private Passenger Auto	Non-Standard Auto	Home and Farm	Crop	All Other	Total
Premiums and agents’ balances receivable	$25,462	$830	$11,670	$458	$3,155	$41,575
Deferred policy acquisition costs	6,486	1,053	10,256	—	1,414	19,209
Reinsurance recoverables on losses	1,284	—	3,523	785	6,365	11,957
Receivable from Federal Crop Insurance Corporation	—	—	—	15,605	—	15,605
Unpaid losses and loss adjustment expenses	29,934	75,939	16,274	3,929	11,779	137,855
Unearned premiums	36,919	3,819	57,587	—	8,173	106,498

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

All dollar amounts, except per share data, are in thousands.

Financial Highlights

2026 Third Quarter Consolidated Results of Operations

•	Net income of $5,528, or $0.27 per share basic and $0.27 per share diluted
•	Net premiums earned of $65,756
•	Net investment income of $2,716
•	Net favorable prior year reserve development of $4,292
•	Underwriting gain of $4,191
•	Combined ratio of 93.6%
•	Operating cash flows of ($16,006)

2026 Third Quarter Consolidated Financial Condition

•	Total cash and investments of $347,888
•	Total assets of $501,494
•	Unpaid losses and loss adjustment expenses of $118,998
•	Total liabilities of $256,973
•	Shareholders’ equity of $244,521

Results of Operations

Our consolidated net income (loss) was $5,528 and ($1,666) for the three months ended September 30, 2026 and 2025, respectively. Our consolidated net income (loss) was $18,182 and ($7,257) for the nine months ended September 30, 2026 and 2025, respectively.

The major components of our revenues and net loss are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$65,756	$71,905	$185,886	$212,407
Net investment income	2,716	3,040	8,181	9,024
Net investment gains (losses)	(93)	1,362	3,674	1,821
Fee and other income	198	261	672	807
Total revenues	68,577	76,568	198,413	224,059

Components of net income (loss):
Net premiums earned	65,756	71,905	185,886	212,407
Losses and loss adjustment expenses	42,138	56,197	113,911	161,329
Amortization of deferred policy acquisition costs and other underwriting and general expenses	19,427	22,229	61,550	72,163
Underwriting gain (loss)	4,191	(6,521)	10,425	(21,085)

Net investment income	2,716	3,040	8,181	9,024
Net investment gains (losses)	(93)	1,362	3,674	1,821
Fee and other income	198	261	672	807
Income (loss) before income taxes	7,012	(1,858)	22,952	(9,433)
Income tax expense (benefit)	1,484	(192)	4,770	(2,176)
Net income (loss)	$5,528	$(1,666)	$18,182	$(7,257)

Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net premiums earned:
Direct premium	$71,056	$81,819	$200,551	$236,523
Assumed premium	3,402	1,741	8,004	2,476
Ceded premium	(8,702)	(11,655)	(22,669)	(26,592)
Total net premiums earned	$65,756	$71,905	$185,886	$212,407

Net premiums earned for the three months ended September 30, 2026, decreased $6,149, or 8.6%, compared to the three months ended September 30, 2025. Net premiums earned for the nine months ended September 30, 2026, decreased $26,521, or 12.5%, compared to the nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net premiums earned:
Private Passenger Auto	$21,879	$23,206	$66,269	$68,787
Non-Standard Auto	338	10,859	3,884	43,617
Home and Farm	26,605	23,642	78,417	68,673
Crop	11,645	10,364	21,482	20,697
All Other	5,289	3,834	15,834	10,633
Total net premiums earned	$65,756	$71,905	$185,886	$212,407

Below are comments regarding significant changes in net premiums earned by business segment:

Private Passenger Auto – Net premiums earned for the third quarter of 2026 decreased $1,327, or 5.7%, compared to the same period in 2025. Net premiums earned for the first nine months of 2026 decreased $2,518, or 3.7% from the first nine months of 2025. Results were driven by lower new business and renewal premiums in South Dakota and Nebraska and the impact of rate decreases in North Dakota, South Dakota and Nebraska, partially offset by increased new business year to date in North Dakota.

Non-Standard Auto – Net premiums earned for the third quarter of 2026 decreased $10,521, or 96.9%, compared to the same period in 2025. Net premiums earned for the first nine months of 2026 decreased $39,733, or 91.1% from the first nine months of 2025. These decreases were driven by the strategic decisions to stop writing non-standard auto business in Illinois, Arizona, and South Dakota during the third quarter of 2025 and in North Dakota during the third quarter of 2026, with existing policies being non-renewed. We anticipate further reductions in net premiums earned in the near term as a result of the decisions to run off these non-standard auto operations.

Home and Farm – Net premiums earned for the third quarter of 2026 increased $2,963, or 12.5%, compared to the same period in 2025. Net premiums earned for the first nine months of 2026 increased $9,744, or 14.2% from the first nine months of 2025. Results were driven by higher renewal premiums, increased new business and rate increases in North Dakota, partially offset by lower new business in South Dakota and Nebraska. Results were also impacted by lower ceded premiums earned compared to the prior year due to the significant catastrophe event in North Dakota during the second quarter of 2025.

Crop – Net premiums earned for the third quarter of 2026, increased $1,281, or 12.4%, compared to the same period in 2025. Net premiums earned for the first nine months of 2026 increased $785, or 3.8% from the first nine months of 2025. The increase in both periods was primarily the result of increased direct written premiums within the segment due to an increased governmental subsidy for certain multi-peril crop insurance products, as well as improved quoting capabilities that led to increased new business.

All Other – Net premiums earned for the third quarter of 2026, increased $1,455, or 37.9%, compared to the same period in 2025. Net premiums earned for the first nine months of 2026 increased $5,201, or 48.9%, from the first nine months of 2025. Results were primarily driven by the Company’s decision to participate on the catastrophe reinsurance programs of certain farm bureau insurance companies.

Losses and Loss Adjustment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net losses and loss adjustment expenses:
Direct losses and loss adjustment expenses	$48,691	$57,828	$122,596	$207,589
Assumed losses and loss adjustment expenses	(573)	523	1,936	574
Ceded losses and loss adjustment expenses	(5,980)	(2,154)	(10,621)	(46,834)
Total net losses and loss adjustment expenses	$42,138	$56,197	$113,911	$161,329

Our net losses and loss adjustment expenses for the three months ended September 30, 2026, decreased $14,059, or 25.0%, compared to the three months ended September 30, 2025. Our net losses and loss adjustment expenses for the nine months ended September 30, 2026, decreased $47,418, or 29.4%, compared to the nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net losses and loss adjustment expenses:
Private Passenger Auto	$18,566	$14,114	$41,548	$41,309
Non-Standard Auto	(3,714)	15,380	(2,656)	46,777
Home and Farm	15,831	18,556	54,525	55,355
Crop	8,922	5,339	15,901	13,306
All Other	2,533	2,808	4,593	4,582
Total net losses and loss adjustment expenses	$42,138	$56,197	$113,911	$161,329

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss and loss adjustment expense ratio:
Private Passenger Auto	84.9%	60.8%	62.7%	60.1%
Non-Standard Auto	NM	141.6%	NM	107.2%
Home and Farm	59.5%	78.5%	69.5%	80.6%
Crop	76.6%	51.5%	74.0%	64.3%
All Other	47.9%	73.2%	29.0%	43.1%
Total loss and loss adjustment expense ratio	64.1%	78.2%	61.3%	76.0%

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

Below are comments regarding significant changes in the net losses and loss adjustment expenses, and the net loss and loss adjustment expense ratios, by business segment:

Private Passenger Auto – The net loss and loss adjustment expense ratio increased 24.1 percentage points and 2.6 percentage points in the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The increases in the three- and nine-month periods were driven by increased large loss experience in South Dakota and adverse prior year development on loss reserves in North Dakota, partially offset by lower severity in Nebraska. The nine-month period also benefited from lower frequency of losses during the first and second quarters of the year. Both periods were adversely impacted by lower earned premiums.

Non-Standard Auto – The change in net loss and loss adjustment expense ratio is not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business in Illinois, Arizona, and South Dakota, with existing policies being non-renewed. The decreases in net loss and loss adjustment expense in the three- and nine-month periods ended September 30, 2026, were primarily driven by favorable prior year development on loss reserves in the current year compared to unfavorable prior year development on loss reserves in the prior year.

Home and Farm – The net loss and loss adjustment expense ratio decreased 19.0 percentage points and 11.1 percentage points in the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The three-month period decrease was driven by favorable development on loss reserves for current year storms as well as lower weather-related losses in North Dakota, offset by increased weather-related losses in Nebraska. The nine-month period decrease was primarily driven by lower catastrophe losses and corresponding ceded premiums earned, as well as favorable prior year development on loss reserves. Both periods benefited from growth in net premiums earned and were impacted by increased non-catastrophe weather related losses, primarily in Nebraska.

Crop – The net loss and loss adjustment expense ratio increased 25.1 percentage points and 9.7 percentage points in the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. These increases were primarily driven by drought conditions in North Dakota adversely impacting multi-peril crop insurance.

All Other – The net loss and loss adjustment expense ratio decreased 25.3 percentage points and 14.1 percentage points in the three- and nine-month periods ended September 30, 2026, compared to the same period in 2025. These decreases were primarily driven by lower losses within the commercial line of business in North Dakota. The segment also benefited from the strong performance of the assumed reinsurance line of business associated with the Company’s participation on reinsurance pools of certain farm bureau reinsurance companies.

Underwriting and General Expenses and Expense Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Underwriting and general expenses:
Amortization of deferred policy acquisition costs	$10,781	$13,725	$34,903	$46,627
Other underwriting and general expenses	8,646	8,504	26,647	25,536
Total underwriting and general expenses	19,427	22,229	61,550	72,163

Expense Ratio	29.5%	30.9%	33.1%	34.0%

The expense ratio is calculated by dividing other underwriting and general expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company’s operational efficiency in producing, underwriting, and administering its insurance business. The overall expense ratio decreased 1.4 percentage points and 0.9 percentage points in the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in the amortization of deferred policy acquisition costs is due to lower deferrable costs resulting from the strategic reduction in premium for the Non-Standard Auto segment, which generally pays higher agent commissions than our other segments. Other underwriting and general expenses increased year-over-year, primarily due to strategic investments in the business.

Underwriting Gain (Loss) and Combined Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Underwriting gain (loss):
Private Passenger Auto	$(3,219)	$2,527	$2,912	$6,144
Non-Standard Auto	3,460	(9,464)	3,384	(22,828)
Home and Farm	1,949	(2,751)	(3,828)	(10,814)
Crop	829	3,287	1,691	4,013
All Other	1,172	(120)	6,266	2,400
Total underwriting gain (loss)	$4,191	$(6,521)	$10,425	$(21,085)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Combined ratio:
Private Passenger Auto	114.8%	89.1%	95.6%	91.1%
Non-Standard Auto	NM	187.1%	NM	152.3%
Home and Farm	92.7%	111.6%	104.8%	115.7%
Crop	92.9%	68.3%	92.1%	80.6%
All Other	77.8%	103.1%	60.4%	77.4%
Combined ratio	93.6%	109.1%	94.4%	110.0%

NM = not meaningful due to the significantly reduced amount of net premium earned in the current year as a result of the strategic decision to stop writing non-standard auto business

Underwriting gain (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and loss adjustment expenses, amortization of deferred policy acquisition costs, and other underwriting and general expenses from net premiums earned. The combined ratio represents the sum of these losses and expenses as a percentage of net premiums earned and measures our overall underwriting profit.

The total underwriting gain increased $10,712 for the three-month period ended September 30, 2026, compared to the same period in 2025. The total underwriting income increased $31,510 for the nine-month period ended September 30, 2026, compared to the same period in 2025. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

The overall combined ratio decreased 15.5 percentage points in the three-month period ended September 30, 2026, compared to the same period in 2025. The overall combined ratio decreased 15.6 percentage points in the nine-month period ended September 30, 2026, compared to the same period in 2025. These results were driven by the factors discussed in the Loss and Loss Adjustment Expenses as well as the Underwriting and General Expenses and Expense Ratio sections above.

Net Investment Income

The following table shows our average cash and invested assets, net investment income, and return on average cash and invested assets for the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average cash and invested assets	$362,182	$385,668	$369,488	$388,833
Net investment income	$2,716	$3,040	$8,181	$9,024

Gross return on average cash and invested assets	3.9%	4.0%	3.8%	4.0%
Net return on average cash and invested assets	3.0%	3.2%	3.0%	3.1%

Net investment income decreased $324 for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Net investment income decreased $843 for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. These decreases were primarily the result of a lower average fixed income asset base and a small decrease in yield.

Gross and net return on average cash and invested assets decreased year-over-year, primarily driven by consistent yields on a lower average fixed income securities balance (measured at fair value) and lower returns on cash and other short-term investments, partially offset by lower investment expenses. The decrease in average cash and invested assets was driven by a decrease in the fixed income securities balance in 2026 as proceeds from maturities and sales were used to fund operating cash needs in the Non-Standard Auto segment.

Net Investment Gains (Losses)

Net investment gains (losses) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains	$1,386	$1,151	$3,510	$1,900
Gross realized losses, excluding credit impairment losses	(147)	(340)	(600)	(656)
Net realized gains (losses)	1,239	811	2,910	1,244
Change in net unrealized gains on equity securities	(1,332)	551	764	577
Net investment gains (losses)	$(93)	$1,362	$3,674	$1,821

We had net realized gains of $1,239 and $2,910 for the three and nine months ended September 30, 2026, respectively, compared to net realized gains of $811 and $1,244 for the three and nine months ended September 30, 2025, respectively. The elevated net realized gains in the nine months ended September 30, 2026, were driven by sales of securities that were executed to raise cash for operational liquidity related to claim payments in the Non-Standard Auto segment. No credit impairment losses were reported during any of the periods presented.

We experienced a decrease of $1,332 and an increase of $764 in net unrealized gains on equity securities during the three and nine months ended September 30, 2026, respectively. These results were driven by the sale of equity securities that were executed to raise cash for operational liquidity related to claim payments in the Non-Standard Auto segment as well as the impact of changes in fair value attributable to overall favorable equity markets during those periods.

Our fixed income securities are classified as available for sale because we will, from time to time, execute sales of securities that are not impaired, consistent with our investment goals and policies. The fixed income portion of the portfolio experienced net unrealized losses of $11,628 and $13,897 during the three and nine months ended September 30, 2026, respectively, compared to net unrealized gains of $3,895 and $8,677 during the three and nine months ended September 30, 2025, respectively. The changes were primarily the result of changes in U.S. interest rates. The change in the fair value of fixed income securities is not reflected in net income; rather it is reflected as a separate component (net of income taxes) of other comprehensive income.

Fee and Other Income

We had fee and other income of $198 and $672 for the three and nine months ended September 30, 2026, respectively, compared to $261 and $807 for the three and nine months ended September 30, 2025, respectively. These decreases were driven by strategic reductions in the premiums that generate fee income and write-offs of uncollectible premiums receivable.

Income (Loss) before Income Taxes

For the three months ended September 30, 2026, we had pre-tax income of $7,012 compared to a pre-tax loss of $1,858 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we had pre-tax income of $22,952 compared to a pre-tax loss of $9,433 for the nine months ended September 30, 2025. These year-over-year changes were largely attributable to favorable prior year development on loss reserves for Non-Standard Auto compared to unfavorable prior year development on loss reserves for Non-Standard Auto in the prior year, lower catastrophe losses and corresponding ceded premiums earned, and strong results for the assumed business with certain farm bureau insurance companies within All Other. These were partially offset by increased non-catastrophe weather-related losses in Home and Farm, drought conditions impacting multi-peril crop insurance, and lower net earned premiums in Private Passenger Auto.

Income Tax Expense (Benefit)

We recorded income tax expense of $1,484 for the three months ended September 30, 2026, compared to income tax benefit of $192 for the three months ended September 30, 2025. Our effective tax rate for the third quarter of 2026 was 21.2% compared to an effective tax rate of 10.3% for the third quarter of 2025.

We recorded income tax expense of $4,770 for the nine months ended September 30, 2026, compared to income tax benefit of $2,176 for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 was 20.8%, which reflects the impact of tax-exempt investment income on the calculation of the Company’s income tax provision. The effective tax rate was 23.1% for the nine months ended September 30, 2025, which was impacted by a change in the recorded valuation allowance.

Net Income (Loss)

For the three months ended September 30, 2026, we had a net income of $5,528 compared to net loss of $1,666 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we had a net income of $18,182 compared to net loss of $7,257 for the nine months ended September 30, 2025. These year-over-year changes were largely attributable to favorable prior year development on loss reserves for Non-Standard Auto compared to unfavorable prior year development on loss reserves for Non-Standard Auto in the prior year, lower catastrophe losses and corresponding ceded premiums earned, and strong results for the assumed business with certain farm bureau insurance companies within All Other. These were partially offset by increased non-catastrophe weather-related losses in Home and Farm, drought conditions impacting multi-peril crop insurance, and lower net earned premiums in Private Passenger Auto.

Return on Average Equity

For the three months ended September 30, 2026, we had annualized return on average equity of 9.0% compared to (2.7)% for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we had annualized return on average equity of 10.0% compared to (4.0)% for the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

We expect to generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses for the foreseeable future, with the exception of our Non-Standard Auto segment which may be required to sell securities to fund claim payments in future periods. Our primary sources of funds are premium collections, investment earnings, and fixed income maturities, supplemented by sales of securities when necessary.

We also have a $3,000 line of credit with Wells Fargo Bank, N.A. The terms of the line of credit include a floating interest rate of 2.25% above the daily simple secured overnight financing rate. There were no outstanding amounts during the nine months ended September 30, 2026, or the year ended December 31, 2025. This line of credit is scheduled to expire on December 11, 2026.

The change in cash and cash equivalents for the nine months ended September 30, 2026 and 2025, were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash flows from operating activities	$(16,006)	$(28,511)
Net cash flows from investing activities	13,454	3,621
Net cash flows from financing activities	(4,135)	(1,387)
Net change in cash and cash equivalents	$(6,687)	$(26,277)

For the nine months ended September 30, 2026, net cash used by operating activities totaled $16,006 compared to net cash used of $28,511 a year ago. This change was primarily driven by lower levels of claim payments, higher investment gains, and lower taxes paid, partially offset by lower levels of premium collections, in the current year.

For the nine months ended September 30, 2026, net cash provided by investing activities totaled $13,454 compared to net cash provided of $3,621 a year ago. The net cash provided in both periods was driven by cash inflows from net sales of equity and fixed income securities.

For the nine months ended September 30, 2026, net cash used by financing activities totaled $4,135 compared to net cash used of $1,387 a year ago. This change was primary driven by net cash outflows for share repurchases.

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

The amount available for payment of dividends from Nodak Insurance to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department was approximately $6,730 as of December 31, 2025. The Nodak Insurance Board of Directors declared and Nodak Insurance paid dividends of $3,000 to NI Holdings during the nine months ended September 30, 2026. No dividends were declared or paid by Nodak Insurance during the year ended December 31, 2025.

The amount available for payment of dividends from Direct Auto to NI Holdings during 2026 without the prior approval of the North Dakota Insurance Department was approximately $3,829 as of December 31, 2025. The Direct Auto Board of Directors declared and Direct Auto paid dividends of $2,000 to NI Holdings during the nine months ended September 30, 2026. No dividends were declared or paid by Direct Auto during the year ended December 31, 2025.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2026, indicates there have been no material changes in the quantitative and qualitative disclosures from those in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

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

On August 25, 2025, our Board of Directors approved an authorization for the repurchase of up to approximately $5,000 of the Company’s outstanding common stock in addition to the $2,052 remaining from the May 9, 2022 authorization. During the year ended December 31, 2025, we completed the repurchase of 188,185 shares of our common stock for $2,517, including the effects from applicable excise taxes under these authorizations. As of December 31, 2025, these share repurchases closed out the May 9, 2022 authorization, and $4,549 remained available under the August 25, 2025 authorization. During the nine months ended September 30, 2026, we completed the repurchase of 266,988 shares of our common stock for $3,819, including the effects from applicable excise taxes under these authorizations. At September 30, 2026, $760 remains available under this authorization.

Share repurchase activity during the three months ended September 30, 2026, is presented below:

Period in 2026	Total Number of Shares Purchased	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)(3) (in thousands)
July 1-31, 2026	31,865	$15.69	31,865	$1,760
August 1-31, 2026	32,506	15.38	32,506	1,260
September 1-30, 2026	32,860	15.22	32,860	760
Total	97,231	$15.43	97,231	$760

(1)	Shares purchased pursuant to the August 25, 2025 publicly announced share repurchase authorization of up to approximately $5,000 of the Company’s outstanding common stock.
(2)	Maximum dollar value of shares that may yet be purchased consist of up to $760 under the August 25, 2025, publicly announced share repurchase authorization.
(3)	The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain share repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 3. - Defaults upon Senior Securities

Not Applicable

Item 4. - Mine Safety Disclosures

Not Applicable

Item 5. - Other Information

10b5-1 Trading Plans

During the third quarter of 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. - Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*       Filed herewith.

**       Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2026.

NI HOLDINGS, INC.

/s/ Cindy L. Launer
Cindy L. Launer
President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew J. Maki
Matthew J. Maki
Chief Financial Officer (Principal Financial Officer)